Form 10-Q
period 1993-12-31
LOMAS FINANCIAL CORP
filed 1994-02-14
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----- SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-6868

                   LOMAS FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)

                Delaware                           75-1043392
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

           1600 Viceroy Drive
              Dallas, Texas                          75235
(Address of principal executive offices)          (Zip Code)

                         (214) 879-4000
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                            YES  X   NO
                                                    -----    -----
       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                 YES  X   NO
                                                    -----   -----
              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of February 10, 1994: Common Stock, $1 par value-- 20,099,531 shares.

                            FORM 10-Q
             FOR THE QUARTER ENDED DECEMBER 31, 1993
          LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                              INDEX

                                                        Page No.
                                                        --------

PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (Unaudited)
    Consolidated Balance Sheet --
      December 31, 1993 and June 30, 1993                     3
    Statement of Consolidated Operations --
      Quarter and Six Months Ended
      December 31, 1993 and 1992                              4
    Statement of Consolidated Cash Flows --
      Six Months Ended December 31, 1993 and 1992             5
    Notes to Consolidated Financial Statements                6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Results of Operations                                     10
    Liquidity and Capital Resources                           15

PART II -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                   17

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    18

SIGNATURES                                                    19

INDEX TO EXHIBITS                                             20

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEET
          LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (in thousands)

                             December 31, 1993      June 30, 1993
                             -----------------      -------------
                                (Unaudited)            (Note)
Assets
Cash and cash equivalents        $    9,849          $   34,369

First mortgage loans held
  for sale                          515,268             368,266
Investments                         204,066             245,860
Receivables                          89,543              87,689
Foreclosed real estate               13,016              18,550
                                 ----------          ----------
                                    821,893             720,365
Allowance for losses                 (9,631)            (10,895)
                                 ----------          ----------
                                    812,262             709,470
Purchased future mortgage
  servicing income rights           381,879             436,487
Fixed assets--net                    79,598              70,254
Capitalized computer
  software--net                      59,868              62,805
Prepaid expenses and other
  assets                             33,256              35,115
Net assets of discontinued
  operations                        107,125             110,393
                                 ----------          ----------
                                 $1,483,837          $1,458,893
                                 ==========          ==========
Escrow, agency and fiduciary
  funds--see contra              $  984,170          $1,082,591
                                 ==========          ==========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued
    expenses                     $   82,527          $   87,296
  Notes payable                     499,873             416,180
  Repurchase agreements             147,510              99,140
  Term notes payable                387,613             392,280
  Senior convertible notes
    payable                         139,918             139,918
                                 ----------          ----------
                                  1,257,441           1,134,814
                                 ----------          ----------

Stockholders' Equity:
  Common stock                       20,100              20,097
  Other paid-in capital             309,429             309,410
  Retained earnings (deficit)      (103,133)             (5,428)
                                 ----------          ----------
                                    226,396             324,079
                                 ----------          ----------

                                 $1,483,837          $1,458,893
                                 ==========          ==========

Liability for escrow, agency and
  fiduciary funds--see contra    $  984,170          $1,082,591
                                 ==========          ==========

Note: The balance sheet at June 30, 1993 as presented is derived from the audited financial statements at that date as adjusted for comparative purposes.

See notes to consolidated financial statements.
             STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                    Quarter Ended      Six Months Ended
                                     December 31          December 31
                                 ------------------   -------------------
                                   1993      1992       1993       1992
                                 --------   -------   --------   --------
Revenues
Mortgage servicing               $ 37,704   $36,802   $ 75,535   $ 72,510
Commissions and fees               11,652    10,759     22,063     20,682
Interest                            9,709    10,081     17,509     21,507
Investment                          4,592     7,342     13,133     14,763
Gain on sales                       5,205     3,004     12,038      6,157
Management fees--affiliates           100     2,633      2,952      5,582
Other--affiliates                      --        --      5,028      5,537
Other                                 871     3,272      5,485      4,151
                                 --------   -------   --------   --------
                                   69,833    73,893    153,743    150,889
                                 --------   -------   --------   --------
Expenses
Interest                           21,412    19,659     41,585     38,678
Personnel                          29,981    21,654     54,753     40,955
Depreciation and amortization      52,108    18,978    122,853     37,586
Other operating                    12,690     9,268     24,927     21,875
Provision for losses                1,780       462      3,330      2,402
                                 --------   -------   --------   --------
                                  117,971    70,021    247,448    141,496
                                 --------   -------   --------   --------
Income (loss) from continuing
  operations before federal
  income tax equivalent
  provision                       (48,138)    3,872    (93,705)     9,393
Federal income tax equivalent
  provision                            --       648         --      1,857
                                 --------   -------   --------   --------
Income (loss) from continuing
  operations                      (48,138)    3,224    (93,705)     7,536
Income (loss) from discontinued
  operations net of federal
  income tax equivalent
  provision                            --        86     (4,000)       183
                                 --------   -------   --------   --------
Net income (loss)                $(48,138)  $ 3,310   $(97,705)  $  7,719
                                 ========   =======   ========   ========
Earnings (loss) per share:
  Income (loss) from continuing
    operations                     $(2.39)     $.16     $(4.65)      $.37
  Net income (loss)                $(2.39)     $.16     $(4.85)      $.38
Average number of shares           20,132    20,124     20,129     20,121

Note: Reclassifications have been made to December 31, 1992 financial statements for comparative purposes.

See notes to consolidated financial statements.
             STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                                       Six Months Ended
                                                          December 31
                                                      -------------------
                                                        1993       1992
                                                      --------   --------
Operating activities:
  Income (loss) from continuing operations            $(93,705)  $  7,536
  Noncash items included in the determination of
    income (loss) from continuing operations:
    Depreciation and amortization                      122,853     37,586
    Provision for losses                                 3,330      2,402
    Federal income tax equivalent provision                 --      1,857
                                                      --------   --------
      Cash provided by operations before working
        capital changes                                 32,478     49,381
  Net change in first mortgage loans held for sale     (70,078)   (22,566)
  Increase in receivables relating to reverse
    repurchase agreements                              (59,718)        --
  Net change in sundry receivables, payables,
    and other assets                                   (35,558)   (49,420)
  Net cash used by discontinued operations              (4,068)   (11,933)
                                                      --------   --------
      Net cash used by operating activities           (136,944)   (34,538)
                                                      --------   --------
Investing activities:
  Purchases of investments                              (9,335)   (28,402)
  Sales of investments                                  54,213     77,141
  Expenditures on foreclosed real estate                  (526)      (561)
  Sales of foreclosed real estate                       12,164      5,757
  Net purchases of fixed assets                        (12,634)    (4,320)
  Net additions to capitalized computer software        (1,224)    (1,897)
  Purchases of future mortgage servicing
    income rights                                      (59,209)   (31,542)
  Sales of future mortgage servicing income rights         327      6,696
  Other                                                 (2,087)        62
  Net cash provided by discontinued operations          45,477     77,792
                                                      --------   --------
      Net cash provided by investing activities         27,166    100,726
                                                      --------   --------
Financing activities:
  Net borrowings of notes payable                       83,693      1,317
  Net borrowings (repayments) of repurchase
    agreements                                          48,370     (2,639)
  Term debt borrowings                                      --    340,000
  Term debt repayments                                  (4,666)  (330,544)
  Net cash used by discontinued operations             (42,403)   (72,204)
                                                      --------   --------
      Net cash provided (used) by financing
        activities                                      84,994    (64,070)
                                                      --------   --------

Net increase (decrease) in cash and cash
  equivalents                                          (24,784)     2,118
Net change in cash of discontinued operations              264        529
Cash and cash equivalents at beginning of period        34,369     23,472
                                                      --------   --------

Cash and cash equivalents at end of period            $  9,849   $ 26,119
                                                      ========   ========

See notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
December 31, 1993


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at December 31, 1993 have been included. Operating results for the six months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1993.

NOTE B -- EARNINGS PER SHARE

     Primary earnings per share data for the quarter and six months ended December 31, 1993 and 1992 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors and the 1991 Stock Incentive Program. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and six months ended December 31, 1993 and 1992, the fully diluted per share data is antidilutive.

NOTE C -- REVERSE INTEREST RATE SWAPS

     The Company, through its wholly-owned subsidiary, Lomas Mortgage USA, Inc. ("Lomas Mortgage"), enters into interest rate swap agreements. Under the terms of the swap agreements, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. The swaps reduced the Company's net interest expense during the quarter and six months ended December 31, 1993 by $3.6 million and $8.4 million, respectively, up from $3.3 million and $5.2 million in the quarter and six months ended December 31, 1992, respectively. At December 31, 1993 interest rate swaps in the aggregate notional amount of $800 million were outstanding.

NOTE D -- PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS ("PMSRs")

     During the quarter and six months ended December 31, 1993, the Company established provisions of $30.0 million and $80.0 million, respectively, related to impairment in the carrying value of PMSRs. This provision results from the unprecedented prepayments that the Company has experienced and the related revision of estimated future prepayment speeds.

     PMSRs at December 31, 1993, consisted of the following (in thousands):

Cost of PMSRs                                               $ 502,006
Capitalized excess servicing fees                               3,195
                                                            ---------
                                                              505,201
Less:  Accumulated amortization                              (123,322)
                                                            ---------
                                                            $ 381,879
                                                            =========

     Changes in PMSRs were as follows (in thousands):

Beginning balance at July 1, 1993                           $ 436,487
Additions                                                      61,646
Sales and writeoffs                                            (1,087)
Amortization                                                  (35,167)
Impairment provision                                          (80,000)
                                                            ---------
Ending balance at December 31, 1993                         $ 381,879
                                                            =========

NOTE E -- REVERSE REPURCHASE AGREEMENTS

     The Company enters into reverse repurchase agreements with financially responsible parties. Mortgage assets purchased under agreements to resell are carried at the amounts of the original purchase price which is calculated at a percentage of the market price. The reverse repurchase agreements generally mature within 60 days and are covered 100 percent by binding purchase commitments issued by responsible financial institutions. The other party is obligated to repurchase the underlying mortgage assets at the Company's purchase price plus interest differential. The Company finances the reverse repurchase agreements primarily through a third party based on a percentage of the repurchase commitments. At December 31, 1993 the Company had outstanding reverse repurchase agreements of $59.7 million which was included in first mortgage loans held for sale and related notes payable totaling $58.7 million.

NOTE F -- REDUCTION IN FORCE

     In January 1994 the Company announced a plan to restructure its operations, with a view to decreasing expenses and enhancing productivity. Under the plan, the Company's workforce was reduced by approximately
10 percent. In connection with the plan, the Company's continuing operations recorded a charge of $5.6 million effective December 31, 1993.

NOTE G -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short-term lending operations, which are conducted through a wholly-owned subsidiary, ST Lending, Inc. ("STL"), and certain other real estate operations.

     Discontinued operations reported $86,000 and $183,000 net income from other real estate operations for the quarter and six months ended December 31, 1992, respectively. Discontinued operations also reported a $4.0 million operating loss for the six months ended December 31, 1993. In fiscal 1992 and 1993 the Company provided a total of $15.4 in million reserves to cover future operating losses of STL. The Company provided an additional $4.0 million of reserves in the six months ended December 31, 1993 to cover the possibility of such losses. For the quarters and six months ended December 31, 1993 and 1992, operating losses of $3.7 million, $3.2 million, $5.5 million and $6.1 million, respectively, were charged to these reserves. The Company is currently reviewing its portfolio and projected operating results through December 1995 of the discontinued real estate operations. If this analysis results in any indicated future operating losses, the Company will provide reserves to cover these losses. It is anticipated that the review will be completed by the quarter ending March 31, 1994.

     Net assets of discontinued operations at December 31, 1993 were as follows (in thousands):

Mortgage notes receivable and foreclosed real estate,
  net of allowance for losses of $27,405                     $178,334
Cash and cash equivalents                                       8,774
Other assets                                                    2,467
                                                             --------
                                                              189,575
Less:  Secured notes payable                                  (79,589)
       Accrued interest payable and other                      (2,861)
                                                             --------
Net assets                                                   $107,125
                                                             ========

     The yield on STL's earning loans ($64.8 million) at December 31 was approximately 7.55 percent, on its earning real estate ($36.3 million) was approximately 9.71 percent, and on its cash (invested primarily in high-grade commercial paper) was approximately 3.2 percent. The interest rate on STL's debt outstanding at that date was 5.44 percent.

     During the six months ended December 31, 1993, STL made principal payments aggregating $42.4 million on its secured notes, thereby reducing the balance thereof to $79.6 million. Subsequent to December 31, 1993, STL made additional principal payments of $14.8 million. The outstanding balance of the notes after application of these principal payments was $64.8 million. The secured notes are without recourse to the Company or any subsidiary thereof other than STL.

     Loan commitments are made to accommodate the financial needs of the Company's borrowers and are subject to the Company's normal credit policies. Guarantees and other commitments include standby letters of credit, financial guarantees and performance guarantees made by the Company to third parties on behalf of borrowers in connection with the Company's short term lending operations. Even though this segment of business is discontinued, the guarantees remain in effect. The credit risk of these arrangements essentially is the same as that involved in extending loans.

     Outstanding commitments and guarantees at December 31, 1993 were as follows (in thousands):

Loan commitments on existing short term construction,
  acquisition and development loans                            $3,091

Guarantees and other commitments                               $1,552

NOTE H -- CONTINGENT LIABILITIES

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage filed a class-action complaint in Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits and, in addition, the complaint asks for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Mortgagors have filed similar class-actions in California and Minnesota and class-action counterclaims in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     Management believes that the calculation of escrow balances is in accordance with mortgage contracts and Real Estate Settlement Procedures Act ("RESPA") regulations. Similar lawsuits based on escrow balances have also been brought against other mortgage banking companies. The ultimate liability with respect to this contingency is not presently determinable but an adverse settlement or judgment may require the Company to repay escrow monies to mortgagors or otherwise reduce the Company's escrow balances which would also result in a higher cost of funds to the Company, potentially negatively impacting the Company's results of operations. Assessment of punitive damages in this litigation could also potentially negatively impact the Company's results of operations. Management does not believe that any losses incurred as a result of this litigation will have a material adverse effect on the financial condition of Lomas Mortgage or the Company.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial condition of the Company.

NOTE I -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides certain cash and noncash information (in thousands):

                                                       Six Months Ended
                                                          December 31
                                                      -------------------
                                                        1993       1992
                                                      --------   --------
Interest paid:
  Continuing operations                                $39,750    $35,132
  Discontinued operations                                3,038      6,958

NOTE J -- LIQUIDITY

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion regarding the Company's loan covenants.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's operations resulted in a net loss for the quarter ended December 31, 1993 of $48.1 million compared to net income of $3.3 million for the December 31, 1992 quarter and for the six months ended December 31, 1993, the net loss was $97.7 million compared to net income of $7.7 million for the six months ended December 31, 1992. The Company established provisions of $30.0 million and $80 million, respectively, for the quarter and six months ended December 31, 1993 for impairment in the carrying value of its PMSRs in response to the unprecedented level of mortgage prepayments. In addition, the Company also established at December 31, 1993 a $5.6 million provision to cover the cost of its reduction-in-force in January 1994.

     The operating results of the Company during the quarters and six months ended December 31, 1993 and 1992 were as follows (in thousands):

                                    Quarter Ended      Six Months Ended
                                     December 31          December 31
                                 ------------------   -------------------
                                   1993      1992       1993       1992
                                 --------   -------   --------    -------
Continuing operations:
  Mortgage banking (before
    impairment provision)        $   (953)  $ 7,532   $  9,222    $16,169
  Information systems              (5,635)   (3,567)   (11,504)    (7,404)
  Other                              (530)    4,628      4,972     10,134
                                 --------   -------   --------    --------
                                   (7,118)    8,593      2,690     18,899

  General and administrative       (2,200)   (1,746)    (4,287)    (3,657)
  Corporate interest               (3,250)   (2,975)    (6,538)    (5,849)
                                 --------   -------   --------    --------
    Income (loss) from
      continuing operations
      before special provisions   (12,568)    3,872     (8,135)     9,393
  Provision for reduction
    in force                       (5,570)       --     (5,570)        --
  Provision related to
    impairment of PMSRs           (30,000)       --    (80,000)        --
                                 --------   -------   --------    --------
    Income (loss) from continuing
      operations before federal
      income tax equivalent
      provision                   (48,138)    3,872    (93,705)     9,393
  Federal income tax equivalent
    provision                          --       648         --      1,857
                                 --------   -------   --------    --------

    Income (loss) from
      continuing operations       (48,138)    3,224    (93,705)     7,536
  Income (loss) from
    discontinued operations            --        86     (4,000)       183
                                 --------   -------   --------    --------
  Net income (loss)              $(48,138)  $ 3,310   $(97,705)   $ 7,719
                                 ========   =======   ========    ========

Mortgage Banking

     The mortgage banking division's operations during the December 1993 quarter generated $69.8 million in revenues, up from $68.2 million in the same quarter last year. However, the Company's mortgage banking operations resulted in a loss during the December 1993 quarter of approximately $1 million, before the special provisions, compared to pretax income of $7.6 million in the same quarter last year. The operating loss after the PMSR impairment and reduction-in-force provisions was $36.1 million and $75.9 million for the quarter and six months ended December 31, 1993, respectively.

     The mortgage banking division's revenues, expenses, and net contributions for the quarters and six months ended December 31, 1993 and 1992 were derived from the following sources (in millions):


                                 Quarter Ended December 31         Six Months Ended December 31
                             ---------------------------------   ---------------------------------
                                  1993              1992               1993             1992
                             ---------------   ---------------   ---------------   ---------------

Loan administration
  Primary servicing          $ 35.0            $ 33.7            $ 69.1            $ 67.8
  Master servicing              3.2               3.4               6.7               5.9
  Expenses                    (16.2)            (15.2)            (33.3)            (32.3)
  Amortization (excluding
    impairment provision)     (18.6)  $  3.4    (15.3)  $  6.6    (35.2)  $  7.3    (30.2)  $ 11.2
                             ------            ------            ------            ------
Insurance
  Agency                        2.1               2.1               4.1               3.9
  Mortgage plans                1.5               1.0               2.5               2.2
  Expenses                     (1.2)     2.4     (1.0)     2.1     (2.3)     4.3     (2.3)     3.8
                             ------            ------            ------            ------
Banking (including
  warehousing and
  investment income and
  interest expense)
  Revenues                     11.8              12.2              24.3              23.0
  Expenses                    (18.1)    (6.3)   (16.8)    (4.6)   (34.9)   (10.6)   (33.7)   (10.7)
                             ------            ------            ------            ------
Portfolio production
  Revenues                     11.3               7.5              23.5              15.4
  Expenses                     (7.2)     4.1     (2.6)     4.9    (13.5)    10.0     (5.4)    10.0
                             ------            ------            ------            ------
Field services
  Revenues                      3.8               3.8               7.5               7.7
  Expenses                     (3.5)     0.3     (3.5)     0.3     (6.8)     0.7     (7.1)     0.6
                             ------            ------            ------            ------
Fund and asset management
  Revenues                      0.4               3.3               8.3              12.1
  Expenses                       --      0.4     (1.0)     2.3     (2.1)     6.2     (2.4)     9.7
                             ------            ------            ------            ------
Other departments
  Revenues                      0.7               1.2               1.0               1.9
  Expenses                     (0.9)    (0.2)    (2.6)    (1.4)    (1.6)    (0.6)    (4.4)    (2.5)
                             ------            ------            ------            ------
General and
  administrative expense                (5.1)             (2.6)             (8.1)             (5.9)
                                      ------            ------            ------            ------
Operating income
  before special provisions             (1.0)              7.6               9.2              16.2

Provision for reduction
  in force                              (5.1)               --              (5.1)               --

Provision related to PMSR
  impairment                           (30.0)               --             (80.0)               --
                                      ------            ------            ------            ------
Pretax income (loss)                  $(36.1)           $  7.6            $(75.9)           $ 16.2
                                      ======            ======            ======            ======

Note: Certain reclassifications have been made to the December 31, 1992 financial statement for comparative purposes.

     Loan administration operating income at December 31, 1993 was $3.4 million, down from $6.6 million for the same quarter last year, principally because portfolio amortization at $18.6 million in the December 1993 quarter before the $30.0 million provision for PMSR impairment was $3.3 million higher than the December 1992 quarter. For the six months ended December 31, 1993 and 1992, loan administration operating income before the $80 million provision for PMSR impairment was $7.3 million and $11.2 million, respectively. The Company's portfolio runoff rate during the December 1993 quarter accelerated to 45.3 percent on an annualized basis, and runoff in certain tranches of the portfolio exceeded an annualized rate of 50 percent. The annualized runoff rate for the month of December 1993 was 48.7 percent compared to 41.5 percent for the six months ended December 1993 and 37.8 percent for the first quarter of fiscal 1994. Portfolio production during the quarter ended December 1993 was sufficient to cover the quarter's record portfolio runoff. After the PMSR provision, the Company's booked investment in its $32.7 billion primary mortgage servicing portfolio was approximately $382 million at December 31, 1993.

     The following is an analysis of servicing fee income for the quarters and six months ended December 31, 1993 and 1992 (in thousands).

                                    Quarter Ended      Six Months Ended
                                     December 31          December 31
                                  ------------------   ------------------
                                   1993      1992       1993       1992
                                  --------  --------   -------    -------
Servicing fee income:
  Primary servicing portfolio     $33,662   $33,036    $66,492    $66,647
  Subservicing portfolio            1,336       671      2,677      1,120
                                  --------  --------   -------    -------
                                   34,998    33,707     69,169     67,767
  Master servicing portfolio        3,136     3,435      6,653      5,936
                                  --------  --------   -------    -------
    Total                         $38,134   $37,142    $75,822    $73,703
                                  ========  ========   =======    =======

     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                       December 31, 1993    June 30, 1993
                                       ------------------   -------------

Portfolio principal balances:
  Primary servicing portfolio               $28,227            $27,760
  Subservicing portfolio                      4,475              4,917
                                            -------            -------
                                             32,702             32,677
  Master servicing portfolio                  9,856             12,539
                                            -------            -------
                                            $42,558            $45,216
                                            =======            =======
Portfolio loan count:
  Primary servicing portfolio               509,090            530,706
  Subservicing portfolio                     69,814             74,949
                                            -------            -------
                                            578,904            605,655
  Master servicing portfolio                148,798            169,302
                                            -------            -------
                                            727,702            774,957
                                            =======            =======

     The banking unit's net expense of $6.3 million for the quarter ended December 31, 1993, was $1.7 million higher than the $4.6 million net expense reported for the quarter ended December 31, 1992. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, at $6.5 million for the quarter ended December 31, 1993 was the highest quarterly total in the Company's history and was $1.4 million higher than the $5.1 million in the same quarter last year.

     Net income from portfolio production for the quarter ended December 31, 1993 was $4.1 million, down from $4.9 million last year. Revenues were $3.8 million higher in the 1993 quarter than in 1992 and expenses were $4.6 million higher in the 1993 quarter than in 1992. The principal reason for the higher revenues and expenses in the 1993 quarter was because of the higher portfolio production in the 1993 quarter. Portfolio production during the December 1993 quarter totaled $4.3 billion, up from $3.5 billion in the December 1992 quarter.

     Income from the fund and asset management unit was $1.9 million less in the December 1993 quarter than in 1992 because the management agreement with Capstead Mortgage Corporation ("Capstead") terminated on September 30, 1993. Amendments to the contractual relationship between the Company and Capstead and related accelerations of payments to the Company by Capstead resulted in revenues from the unit of $4.8 million for each of the six-month periods ended December 31, 1993 and 1992.

Interest Rate Fluctuations and Market Factors

     Lower long term interest rates normally increase new mortgage loan production volume, which in turn increases fee income and the net interest spread as a result of the higher average volume of mortgages held for sale. Lower long term rates also increase prepayment speeds of mortgages on which PMSRs are currently held, which lowers yields realized on the Company's investment in PMSRs. Increased prepayment speeds also accelerate PIF interest expense owed to certain investors. PIF interest is the partial monthly interest in the month of payoff that is not payable by the mortgagor, but is receivable by the mortgage security holder.

     Higher long term interest rates normally decrease the general volume of new mortgage originations, decreasing the volume of mortgages held for sale. These conditions result in reduced fee income and reduced net interest income. However, the Company's average net yield as a percentage of the balance held may increase if short term rates do not change by a corresponding degree. Higher long term rates also decrease the prepayment speed of mortgages on which PMSRs are currently held, which in turn would increase the yield on the Company's investment in PMSRs. Decreased prepayment speeds will also decrease PIF interest expense due to loans which payoff.

     Lower short term interest rates increase the Company's net interest spread on mortgages held for sale and higher short term interest rates decrease the net yield on mortgages held for sale unless there is a corresponding increase in long term interest rates.

     The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. Periods of accelerated prepayments may result in future declines of income generated from the Company's loan servicing portfolio. Conversely, if mortgage interest rates increase, the value of the Company's loan servicing portfolio may be positively affected.

     During periods of declining interest rates, mortgage loan prepayment speeds tend to increase, which decreases the expected cash flow from the servicing portfolio and reduces the yield and the value of PMSRs. Interest rates declined throughout most of fiscal 1993 and the six-month period ended December 31, 1993, resulting in historically high annualized runoff rates of the Company's servicing portfolio. If the level of prepayments experienced during fiscal 1993 and the first six months of fiscal 1994 continues or accelerates, future increases to the scheduled amortization or additional impairment adjustments may be necessary.

Information Systems

     The following table presents a summary of Lomas Information Systems ("LIS") revenues, expense and net operating results during the quarters and six-month periods ended December 31, 1993 and 1992 (in thousands):

                                    Quarter Ended      Six Months Ended
                                     December 31          December 31
                                -------------------   -------------------
                                  1993       1992       1993       1992
                                --------   --------   --------   --------
Revenues:
  External                      $  4,071   $  3,228   $  7,918   $  6,528
  Internal                         5,290      5,277     10,308     10,472
                                --------   --------   --------   --------
                                   9,361      8,505     18,226     17,000
                                --------   --------   --------   --------
Cash expenses:
  Personnel and contract labor    (4,996)    (5,760)    (9,974)   (11,320)
  Equipment/software rent and
    maintenance                   (4,415)    (4,113)    (9,000)    (8,905)
  Voice communications            (1,260)    (1,013)    (2,277)    (1,944)
  General and administrative      (2,317)    (2,877)    (4,491)    (5,084)
                                --------   --------   --------   --------
                                 (12,988)   (13,763)   (25,742)   (27,253)
                                --------   --------   --------   --------
Net cash requirement              (3,627)    (5,258)    (7,516)   (10,253)

Noncash items:
  Depreciation and amortization   (2,233)    (2,122)    (4,413)    (4,233)
  Enhancement capitalization         240      1,126        448      2,344
  Charges to conversion
    reserves                          --      2,581         --      4,654
  Provision for losses               (15)       106        (23)        84
                                --------   --------   --------   --------

Net pretax loss                 $ (5,635)  $ (3,567)  $(11,504)  $ (7,404)
                                ========   ========   ========   ========

     LIS recorded a pretax loss in the quarter ended December 31, 1993 of $5.6 million compared to $3.6 million for the same quarter last year. On a net cash basis, the December 31, 1993 loss by LIS was $3.6 million compared to $5.3 million in the quarter ended December 31, 1992.

Other

     The other operations of the Company resulted in a loss of $530,000 for the quarter ended December 31, 1993 and income of $4.6 million for the quarter ended December 31, 1992. For the six months ended December 31, 1993 and 1992, other income was $4.6 million and $10.1 million, respectively. During the quarter and six months ended December 31, 1993, the other operating results included a loss of $900,000 and $1.5 million, respectively, from the Company's image processing operations. During the six months ended December 31, 1993, the Company recorded a gain of $1.4 million on the sale of a promissory note, which had been received by the Company in connection with the sale of its life insurance operations. Amendments to certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation added $3.9 million in other income in the six months ended December 31, 1993. Also, amendments to the Company's relationship with Capstead contributed $3.0 million in other income in the six months ended December 31, 1992.

Discontinued Operations

     In fiscal 1992 and 1993 the Company provided $15.4 million of reserves to cover future operating losses of STL and an additional $4.0 million during the six months ended December 31, 1993. For the quarters and six months ended December 31, 1993 and 1992, operating losses of $3.7 million, $3.2 million, $5.5 million and $6.1 million, respectively, were charged to these reserves. The Company is currently reviewing its portfolio and projected operating results through December 1995 of the discontinued real estate operations. If this analysis results in any indicated future operating losses, the Company will provide reserves to cover these losses. It is anticipated that the review will be completed by the quarter ending March 31, 1994. Discontinued operations also reported a $4.0 million operating loss for the six months ended December 31, 1993. Discontinued operations reported $86,000 and $183,000 net income from other real estate operations for the quarter and six months ended December 31, 1992, respectively. Operating losses for the quarters ended December 31, 1993 and 1992 included, respectively, $1.9 million and $1.8 million provisions for losses on loans and foreclosed real estate. For the six months ended December 31, 1993 and 1992 these provisions totaled $2.2 million and $3.3 million, respectively.

Liquidity and Capital Resources

     The capital and credit resources of the Company at December 31, 1993 included (in millions):

Short term debt (self-liquidating) of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
    to permanent investors                                       $  433.3
  --Secured by reverse repurchase agreements                         58.7
  --Secured by high quality short term investments                  154.3
  --Other short term debt                                             1.1
                                                                 --------
                                                                    647.4
                                                                 --------
Term debt of Lomas Mortgage:
  --Notes due in 1997                                               150.0
  --Notes due in 2002                                               190.0
  --Other                                                            47.6
                                                                 --------
                                                                    387.6
                                                                 --------

Term notes of STL due in 1996                                        79.6

Convertible notes of LFC due in 2003                                139.9

Stockholders' equity                                                226.4
                                                                 --------
                                                                 $1,480.9
                                                                 ========

     Short term debt ($433.3 million) at December 31, 1993 included $285.8 million principal amount of short term notes and $147.5 million principal amount of repurchase agreements which are principally for the warehousing of single-family mortgage loans pending delivery to permanent investors. Investment lines of credit at December 31, 1993 totaled $154.3 million secured by investments purchased with the proceeds of such lines of credit. Short term notes payable under reverse repurchase agreements are secured by mortgage assets purchased under agreements to resell. The short term notes and repurchase agreements outstanding were secured by single-family mortgage loans which at that date were committed for sale to institutional purchasers.

Such loans (and therefore the related warehouse indebtedness) normally revolve every 30 to 60 days. Thus, the short term notes, repurchase agreements and notes payable under reverse repurchase agreements are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. The Company's aggregate warehouse line of credit was increased to $580 million from $317.5 million during the six months ended December 31, 1993, and total short term warehouse credit availability was increased to $780 million. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness is self-liquidating and none of it constitutes any burden on operating cash flow.

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during the six months ended December 31, 1993, after paying interest on its short term debt, generated $41.8 million in cash available for (i) payment of interest on the subsidiary's $387.6 million of term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and (iv) addition to Lomas Mortgage's working capital.

     Lomas Mortgage believes, notwithstanding the liquidity requirements of LFC, that it will have sufficient cash resources at this time to make investments in additional mortgage servicing rights and to permit growth when attractive opportunities arise, although the amount of growth in any given period will be dependent upon market opportunities and Lomas Mortgage's capital resources at the time.

     Under the terms of the warehouse and investment lines of credit that contain the most restrictive covenants, Lomas Mortgage is restricted from making any intercompany advances or dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii) (a) before November 30, 1993 the fair market value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock and warrants, options and rights to purchase its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale after November 30, 1993, of capital stock and warrants, options and rights to purchase its capital stock. After the provisions related to PMSR impairment and reduction-in-force, the amount available for dividends or intercompany advances from Lomas Mortgage to LFC as of December 31, 1993 was $5.4 million or such lesser amount that would not reduce the net worth, determined in accordance with Lomas Mortgage's lines of credit, to less than $215 million.

     Coverage for (i) interest payments on LFC's $140 million of convertible notes due 2003, (ii) general corporate expenses and (iii) additional advances to LIS to date have been and in the future are expected to be provided by (a) LFC's current cash resources, (b) dividends or intercompany advances from Lomas Mortgage, (c) cash dividends and interest income on other investments, and (d) periodic liquidations of other assets.

     Effective November 9, 1993, the determination date by the Company of a $50 million provision in the financial statements of Lomas Mortgage related to impairment in the carrying value of its PMSRs and the loss for the quarter ended September 30, 1993, the Company took immediate steps to increase the net worth of Lomas Mortgage by approximately $44 million by transferring a 49 percent interest in its wholly-owned subsidiary, STL, to Lomas Mortgage in exchange for the issuance of common stock of Lomas Mortgage. For financial statement purposes, Lomas Mortgage, as a result of recording the November 9, 1993 charge of $50 million as of September 30, 1993, thereby creating the loss incurred in the quarter ended September 30, 1993, failed to meet certain loan covenants regarding minimum net worth requirements of its warehouse and other lines of credit. However, as a result of the STL transaction which also was accomplished in early November, the Company's net worth was increased by $44 million and the Company was not in violation of the minimum net worth requirement as of November 9, 1993, which was the date of the decision to record the $50 million provision related to impairment in the carrying value of the PMSRs, nor was it in violation at December 31, 1993 after the additional $30 million provision related to impairment in the carrying value of the PMSRs. Under the most restrictive covenants of Lomas Mortgage's warehouse and investment lines of credit, the minimum net worth requirement of Lomas Mortgage is $215 million. After the PMSR impairment and reduction-in-force charges at December 31, 1993, Lomas Mortgage's net worth, determined in accordance with such lines of credit, was $219 million.

     As of December 31, 1993, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture, while not an event of default, limits the Company's ability to issue additional term debt.

     STL's term notes are related to the Company's discontinued short term lending operations and are without recourse to the general credit and resources of LFC or its other subsidiaries. The STL notes are secured by STL's investments in short term real estate loans and related assets and will be self-liquidating as the collateral is retired or otherwise liquidated over the next four years. At December 31, 1993 collateral securing payments of STL's notes included $64.8 million of earning short term real estate loans, $36.3 million of earning REO, $83.1 million of other REO and approximately $8.7 million of cash. The collateral, net of reserves of $22.3 million and including other assets of $1.1 million, was carried at December 31, 1993 on STL's books at $171.7 million.

     Subsequent to December 31, 1993, STL made a principal payment on the outstanding notes totaling $14.8 million; the outstanding balance of the STL notes after application of these principal payments was $64.8 million.


                        PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On September 17, 1990 the plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage filed a class-action complaint in Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits and in addition the complaint asks for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Mortgagors have filed similar class-actions in California and Minnesota and class-action counterclaims in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     Management believes that the calculation of escrow balances is in accordance with mortgage contracts and RESPA regulations. Similar lawsuits based on escrow balances have also been brought against other mortgage banking companies. The ultimate liability with respect to this contingency is not presently determinable but an adverse settlement or judgment may require the Company to repay escrow monies to mortgagors or otherwise reduce the Company's escrow balances which would also result in a higher cost of funds to the Company, potentially negatively impacting the Company's results of operations. Assessment of punitive damages in connection with the litigation could also potentially negatively impact the Company's results of operations. Management does not believe that any losses incurred as a result of this litigation will have a material adverse effect on the financial condition of Lomas Mortgage or the Company.

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number
     -------

     (10.1) Agreement Regarding Delaware Law dated November 9, 1993 between the registrant and entities and individuals listed therein as the Cold Spring Group.

     (10.2) Amendment No. 2 to the Lomas Financial Corporation 1993 Intermediate and Long Term Incentive Plan.

     (10.3) First Amendment to Restated Loan and Security Agreement dated September 15, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A. and Texas Commerce Bank National Association, as Agents.

     (10.4) Second Amendment to Restated Loan and Security Agreement dated September 30, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A. and Texas Commerce Bank National Association, as Agents.

     (10.5) Third Amendment to Restated Loan and Security Agreement dated November 30, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A. and Texas Commerce Bank National Association, as Agents.

     (10.6) Sixth Amendment to Servicing Payments Loan and Security Agreement dated July 8, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

     (10.7) Seventh Amendment to Servicing Payments Loan and Security Agreement dated September 30, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

     (10.8) Eighth Amendment to Servicing Payments Loan and Security Agreement dated November 30, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

     (10.9) Employment Agreement dated December 1, 1993 between the registrant and David L. Chapman II.

     (10.10) Employment Agreement dated September 1, 1993 between the registrant and Gary H. Kell.

     (10.11) Employment Agreement dated August 1, 1993 between the registrant and Gary White.

     (11)      Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

     Form 8-K dated January 12, 1994 reporting Mr. Gary H. Kell's promotion to the office of president of the Company's mortgage banking subsidiary, Lomas Mortgage USA, Inc., and Mr. Michael E. Patrick's resignation of his position as executive vice president of the Company and president of the mortgage banking unit. Also reported were the Company's plan to reduce its work force and the Company's increased short term warehouse credit availability. No financial statements were filed.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOMAS FINANCIAL CORPORATION




Date:  February 14, 1994                By:  /s/JESS HAY
                                             --------------------------
                                             Jess Hay
                                             Chairman and Chief
                                               Executive Officer




Date:  February 14, 1994                By:  /s/GARY WHITE
                                             --------------------------
                                             Gary White
                                             Senior Vice President and
                                               Controller
                        LOMAS FINANCIAL CORPORATION

                             INDEX TO EXHIBITS

                                                           Sequentially
                                                             Numbered
Exhibit No.                                                    Page
- -----------                                                ------------

  (10.1)       Agreement Regarding Delaware Law dated           21
               November 9, 1993 between the registrant
               and entities and individuals listed therein as the Cold Spring Group.

  (10.2)       Amendment No. 2 to the Lomas Financial           25
               Corporation 1993 Intermediate and Long
               Term Incentive Plan.

  (10.3)       First Amendment to Restated Loan and Security    26
               Agreement dated September 15, 1993 among
               Lomas Mortgage USA, Inc., the bank
               signatories thereto and Bank One, Texas, N.A.
               and Texas Commerce Bank National Association, as Agents.

  (10.4)       Second Amendment to Restated Loan and Security   32
               Agreement dated September 30, 1993 among
               Lomas Mortgage USA, Inc., the bank
               signatories thereto and Bank One, Texas, N.A.
               and Texas Commerce Bank National Association, as Agents.

  (10.5)       Third Amendment to Restated Loan and Security    37
               Agreement dated November 30, 1993 among
               Lomas Mortgage USA, Inc., the bank
               signatories thereto and Bank One, Texas, N.A.
               and Texas Commerce Bank National Association, as Agents.

  (10.6)       Sixth Amendment to Servicing Payments Loan       51
               and Security Agreement dated July 8, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

  (10.7)       Seventh Amendment to Servicing Payments Loan     60
               and Security Agreement dated September 30,
               1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

  (10.8)       Eighth Amendment to Servicing Payments Loan      65
               and Security Agreement dated November 30, 1993 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as Agent.

  (10.9)       Employment Agreement dated December 1, 1993      72
               between the registrant and
               David L. Chapman II.

  (10.10)      Employment Agreement dated September 1, 1993     74
               between the registrant and Gary H. Kell.

  (10.11)      Employment Agreement dated August 1, 1993        77
               between the registrant and Gary White.

  (11)         Computation of Earnings Per Share.               79