Form 10-Q
period 1994-03-31
LOMAS FINANCIAL CORP
filed 1994-05-16
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1994: Common Stock, $1 par value--
20,099,531 shares.

                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1994
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                        Page No.
                                                        --------

PART I -- FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheet --
           March 31, 1994 and June 30, 1993                3
         Statement of Consolidated Operations --
           Quarter and Nine Months Ended
           March 31, 1994 and 1993                         4
         Statement of Consolidated Cash Flows --
           Nine Months Ended March 31, 1994 and 1993       5
         Notes to Consolidated Financial Statements        6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Results of Operations                             11
         Liquidity and Capital Resources                   16

PART II -- OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                           18

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K            19

SIGNATURES                                                 20

INDEX TO EXHIBITS                                          21

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEET
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                    March 31, 1994       June 30, 1993
                                    --------------       -------------
                                      (Unaudited)            (Note)
Assets
Cash and cash equivalents             $   27,096          $   34,369

First mortgage loans held
  for sale                               364,440             368,266
Investments                              196,210             245,860
Receivables                               89,037              87,689
Foreclosed real estate                    11,394              18,550
                                      ----------          ----------
                                         661,081             720,365
Allowance for losses                     (10,056)            (10,895)
                                      ----------          ----------
                                         651,025             709,470
Purchased future mortgage
  servicing income rights                386,367             436,487
Fixed assets--net                         86,361              70,254
Capitalized computer
  software--net                           58,150              62,805
Prepaid expenses and other
  assets                                  33,862              35,115
Net assets of discontinued
  operations                              97,754             110,393
                                      ----------          ----------

                                      $1,340,615          $1,458,893
                                      ==========          ==========

Escrow, agency and fiduciary
  funds--see contra                   $  863,097          $1,082,591
                                      ==========          ==========

Liabilities and Stockholders' Equity
Liabilities:
       Accounts payable and
    accrued expenses                  $   85,383          $   87,296
       Notes payable                     520,911             416,180
       Repurchase agreements                  --              99,140
       Term notes payable                385,676             392,280
       Senior convertible notes
    payable                              139,918             139,918
                                      ----------          ----------
                                       1,131,888           1,134,814
                                      ----------          ----------

Stockholders' Equity:
       Common stock                       20,100              20,097
       Other paid-in capital             309,429             309,410
       Retained earnings (deficit)      (120,802)             (5,428)
                                      ----------          ----------
                                         208,727             324,079
                                      ----------          ----------

                                      $1,340,615          $1,458,893
                                      ==========          ==========
Liability for escrow, agency
  and fiduciary funds--
  see contra                          $  863,097          $1,082,591
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

See notes to consolidated financial statements.
             STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                   Quarter Ended       Nine Months Ended
                                     March 31              March 31
                                ------------------   --------------------
                                  1994      1993       1994        1993
                                --------   -------   ---------   --------
Revenues
Mortgage servicing              $ 35,303   $36,367   $ 110,838   $108,877
Commissions and fees              11,436    10,159      33,499     30,841
Interest                           9,413     9,836      26,922     31,343
Gain on sales                      7,445     3,247      19,483      9,404
Investment                         4,516     9,018      17,649     23,781
Management fees--affiliates           --     2,700       2,952      8,282
Other--affiliates                     --     4,750       5,028     10,287
Other                                352       444       5,837      4,595
                                --------   -------   ---------   --------
                                  68,465    76,521     222,208    227,410
                                --------   -------   ---------   --------
Expenses
Interest                          19,463    16,976      61,048     55,654
Personnel                         21,991    21,657      76,744     62,612
Depreciation and amortization     21,083    19,817     143,936     57,403
Other operating                   13,459    12,434      38,386     34,309
Provision for losses               3,138     1,318       6,468      3,720
                                --------   -------   ---------   --------
                                  79,134    72,202     326,582    213,698
                                --------   -------   ---------   --------
Income (loss) from continuing
  operations before federal
  income tax equivalent
  provision                      (10,669)    4,319    (104,374)    13,712
Federal income tax equivalent
  provision                           --       800          --      2,657
                                --------   -------   ---------   --------
Income (loss) from continuing
  operations                     (10,669)    3,519    (104,374)    11,055
Income (loss) from discontinued
  operations net of federal
  income tax equivalent
  provision                       (7,000)      (16)    (11,000)       167
                                --------   -------   ---------   --------

Net income (loss)               $(17,669)  $ 3,503   $(115,374)  $ 11,222
                                ========   =======   =========   ========

Earnings (loss) per share:
  Income (loss) from continuing
    operations                     $(.53)     $.17      $(5.18)      $.55
  Net income (loss)                $(.88)     $.17      $(5.73)      $.56

Average number of shares          20,135    20,114      20,131     20,117

Note: Reclassifications have been made to March 31, 1993 financial statements for comparative purposes.

See notes to consolidated financial statements.
             STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                                       Nine Months Ended
                                                           March 31
                                                     --------------------
                                                        1994       1993
                                                     ---------   --------
Operating activities:
  Income (loss) from continuing operations           $(104,374)  $ 11,055
  Noncash items included in the determination of
    income (loss) from continuing operations:
    Depreciation and amortization                      143,936     57,403
    Provision for losses                                 6,468      3,720
    Federal income tax equivalent provision                 --      2,657
                                                     ---------   --------
      Cash provided by operations before working
        capital changes                                 46,030     74,835
  Net change in first mortgage loans held for sale      21,107     50,837
  Net change in sundry receivables, payables,
    and other assets                                   (37,274)   (45,842)
  Net cash used by discontinued operations              (6,003)   (14,262)
                                                     ---------   --------
      Net cash provided by operating activities         23,860     65,568
                                                     ---------   --------

Investing activities:
  Purchases of investments                             (12,692)   (28,069)
  Sales of investments                                  65,627    267,883
  Expenditures on foreclosed real estate                (1,685)      (922)
  Sales of foreclosed real estate                       15,411     11,369
  Net purchases of fixed assets                        (21,387)    (6,462)
  Net additions to capitalized computer software        (1,738)    (4,405)
  Purchases of future mortgage servicing income
    rights                                             (90,962)   (47,652)
  Sales of future mortgage servicing income rights      11,694      6,696
  Other                                                 (2,031)        --
  Net cash provided by discontinued operations          67,402     95,985
                                                     ---------   --------
      Net cash provided by investing activities         29,639    294,423
                                                     ---------   --------

Financing activities:
  Net borrowings of notes payable                      104,730   (139,976)
  Net borrowings (repayments) of repurchase
    agreements                                         (99,140)  (121,116)
  Term debt borrowings                                      --    340,000
  Term debt repayments                                  (6,603)  (330,822)
  Net cash used by discontinued operations             (60,005)   (88,006)
                                                     ---------   --------
      Net cash used by financing activities            (61,018)  (339,920)
                                                     ---------   --------

Net increase (decrease) in cash and cash equivalents    (7,519)    20,071
Net change in cash of discontinued operations              246        907
Cash and cash equivalents at beginning of period        34,369     23,472
                                                     ---------   --------

Cash and cash equivalents at end of period           $  27,096   $ 44,450
                                                     =========   ========

See notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
March 31, 1994


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at March 31, 1994 have been included. Operating results for the nine months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1993.

NOTE B -- EARNINGS PER SHARE

     Primary earnings (loss) per share data for the quarter and nine months ended March 31, 1994 and 1993 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and nine months ended March 31, 1994 and 1993, the fully diluted per share data is antidilutive.

NOTE C -- REVERSE INTEREST RATE SWAPS

     The Company, through its wholly-owned subsidiary, Lomas Mortgage USA, Inc. ("Lomas Mortgage"), enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as a hedge of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges are marked to market quarterly with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss on such swaps. Under the terms of the swap agreements in existence at March 31, 1994, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. The swaps reduced the Company's net interest expense during the quarter and nine months ended March 31, 1994 by $3.6 million and $12.0 million, respectively. For the quarter and nine months ended March 31, 1993, the swaps resulted in total interest savings of $8.4 million and $13.5 million, respectively, including a $4.8 million gain on the termination of a swap which was accounted for as speculative.

     At March 31, 1994 interest rate swaps in the aggregate notional amount of $800 million were outstanding, all of which were designated as hedges. The terms of the swaps provide that the counterparty, under certain circumstances, can demand collateral from the Company to protect against mark-to-market exposure attributable to the agreements. In April 1994, as a result of increases in interest rates, the Company, at the request of the counterparty, pledged servicing rights related to approximately $2.0 billion of mortgage loans. As a result of further increases in interest rates after March 31, 1994, and in anticipation of the possibility of further increases, the Company is currently negotiating with the counterparty to provide additional servicing rights related to up to a maximum of $4.8 billion of mortgage loans as collateral.

     The swap agreements contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate if, in its reasonable business judgment, there has been a material adverse change in the business, assets, operations or financial condition of the Company.

     The Company estimates that if the swap agreements had been terminated as of March 31, 1994, the Company would have incurred a liability, net of related deferred income, of approximately $46 million. As a result of increases in interest rates since that date, if it had terminated as of May 13, 1994, the Company would have incurred a liability, net of the related deferred income, of approximately $62 million.

     Since its inception in July 1992 and through March 31, 1994, the swap program has resulted in aggregate reductions in past and future net interest expense of $42 million, including $12.3 million of deferred income which currently is being amortized as an offset to future interest expense at the rate of $821,000 per quarter. Based on interest rates at May 13, 1994, the swap program was continuing to reduce the Company's net interest expense at the rate of an additional $1.9 million per quarter. As short term interest rates rise, the Company's yield on its investible fiduciary funds (which currently exceed the aggregate notional amount of the swaps) will increase, thereby offsetting any increase in the floating interest rate paid by the Company under the swap agreements.

NOTE D -- PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS ("PMSRs")

     During the nine months ended March 31, 1994, the Company established provisions of $80.0 million related to impairment in the carrying value of PMSRs. This provision results from the unprecedented prepayments that the Company has experienced and the related revision of estimated future prepayment speeds.

     PMSRs at March 31, 1994 consisted of the following (in thousands):

Cost of PMSRs                                               $ 523,521
Capitalized excess servicing fees                               3,140
                                                            ---------
                                                              526,661
Less:  Accumulated amortization                              (140,294)
                                                            ---------
                                                            $ 386,367
                                                            =========

     Changes in PMSRs were as follows (in thousands):

Beginning balance at July 1, 1993                           $ 436,487
Additions                                                      93,952
Sales and writeoffs                                           (11,891)
Amortization                                                  (52,181)
Impairment provision                                          (80,000)
                                                            ---------
Ending balance at March 31, 1994                            $ 386,367
                                                            =========

NOTE E -- REVERSE REPURCHASE AGREEMENTS

     The Company enters into reverse repurchase agreements with financially responsible parties. Mortgage assets purchased under agreements to resell are carried at the amounts of the original purchase price which is calculated at a percentage of the market price. The reverse repurchase agreements generally mature within 60 days and are covered 100 percent by binding purchase commitments issued by responsible financial institutions. The other party is obligated to repurchase the underlying mortgage assets at the Company's purchase price plus interest differential. The Company finances the reverse repurchase agreements primarily through a third party based on a percentage of the repurchase commitments. At March 31, 1994 the Company had outstanding reverse repurchase agreements of $30.1 million which was included in first mortgage loans held for sale and related notes payable totaling
$29.6 million.

NOTE F -- REDUCTION IN FORCE

     In January 1994 the Company announced a plan to restructure its operations, with a view to decreasing expenses and enhancing productivity. Under the plan, the Company's workforce was reduced by approximately
10 percent. In connection with the plan, the Company's continuing operations recorded a charge of $5.6 million effective December 31, 1993.

NOTE G --  TRANSACTION WITH AFFILIATES

     Lomas Mortgage is a partner and manager of Lomas Mortgage Partnership (the "Partnership"). The Company owns one-third of the Partnership. On January 1, 1994 the Company sold PMSRs with a carrying value of approximately $9.8 million to the Partnership for approximately $8.5 million. The PMSRs sold had been recently acquired and were expected to yield the Company an annual return of approximately 13.6%.

NOTE H -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short-term lending operations, which are conducted through a wholly-owned subsidiary, ST Lending, Inc. ("STL"), and certain other real estate operations.

     In fiscal 1992 and 1993, the Company provided $15.4 million of reserves to cover future operating losses of STL and an additional $11.0 million during the nine months ended March 31, 1994. For the quarters and nine months ended March 31, 1994 and 1993, operating losses of $3.2 million, $1.8 million, $8.7 million and $7.9 million, respectively, were charged to these reserves. The Company completed its review of the operations of STL through December 1995, which is the projected liquidation date of its term notes. The analysis projected operating losses on a net basis of approximately $7 million, which has been provided for in the March 1994 quarter and is carried on the Company's corporate accounts. Operating losses for the quarters ended March 31, 1994 and 1993 included, respectively, $1.2 million and $0.2 million provisions for losses on loans and foreclosed real estate. For the nine months ended March 31, 1994 and 1993, these provisions totaled $3.4 million and $3.6 million, respectively.

     Net assets of discontinued operations at March 31, 1994 were as follows (in thousands):

Mortgage notes receivable and foreclosed real estate,
  net of allowance for losses of $24,585                     $154,549
Cash and cash equivalents                                       9,369
Other assets                                                    2,048
                                                             --------
                                                              165,966
Less:  Secured notes payable                                  (61,987)
       Accrued interest payable and other                      (2,390)
       Reserves for estimated future operating losses          (3,835)
                                                             --------
Net assets                                                   $ 97,754
                                                             ========

     The yield on STL's earning loans ($49.4 million) at March 31, 1994 was approximately 7.60 percent, on its earning real estate ($36.2 million) was approximately 11.4 percent, and on its cash (invested primarily in high-grade commercial paper) was approximately 3.5 percent. The interest rate on STL's debt outstanding at that date was 5.25 percent.

     During the nine months ended March 31, 1994, STL made principal payments aggregating $60.0 million on its secured notes, thereby reducing the balance thereof to $62.0 million. The secured notes are without recourse to the Company or any subsidiary other than STL. Subsequent to March 31, 1994, STL, under the terms of the reinstated liquidity support agreement, advanced $6.2 million to LFC for the interest payment in the total amount of $6.3 million due April 30, 1994 on LFC's $140 million of convertible notes due 2003.

     Loan commitments are made to accommodate the financial needs of the Company's borrowers and are subject to the Company's normal credit policies. Guarantees and other commitments include standby letters of credit, financial guarantees and performance guarantees made by the Company to third parties on behalf of borrowers in connection with the Company's short term lending operations. Even though this segment of business is discontinued, the guarantees remain in effect. The credit risk of these arrangements essentially is the same as that involved in extending loans. Outstanding commitments and guarantees at March 31, 1994 were as follows (in thousands):

Loan commitments on existing short term construction,
  acquisition and development loans                          $3,504

Guarantees and other commitments                             $1,196

NOTE I -- CONTINGENT LIABILITIES

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

     Management believes that the Company's calculation of escrow balances is in accordance with mortgage contracts and Real Estate Settlement Procedures Act ("RESPA") regulations. Similar lawsuits based on escrow balances have also been brought against other mortgage banking companies. The ultimate liability with respect to this contingency is not presently determinable but an adverse settlement or judgment may require the Company to repay escrow monies to mortgagors or otherwise reduce the Company's escrow balances which would also result in a higher cost of funds to the Company, potentially negatively impacting the Company's results of operations. Assessment of punitive damages in this litigation could also potentially negatively impact the Company's results of operations. Management does not believe that any losses incurred as a result of this litigation will have a material adverse effect on the financial condition of Lomas Mortgage or the Company.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial condition of the Company.

NOTE J -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides certain cash and noncash information (in thousands):
                                                       Nine Months Ended
                                                           March 31
                                                      -------------------
                                                        1994       1993
                                                      --------   --------
Interest paid:
  Continuing operations                                $56,986    $41,466
  Discontinued operations                                4,189      9,343

NOTE K -- LIQUIDITY

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion regarding the Company's loan covenants and liquidity.

NOTE L -- SUBSEQUENT EVENT

     On May 13, 1994 the Company announced that in response to indications of interest from a number of parties it hopes to enter into an agreement related to the sale of its information systems unit within the next 90 days. Pending such possible sale, the Company intends to continue its review with an investment banker of various strategic options concerning its mortgage banking unit.

     The Company had previously announced that it had retained an investment banker to assist it in evaluating strategic alternatives to maximize stockholder values and is considering various options including the possibility of merging with or being acquired by another institution.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's consolidated operations resulted in a net loss for the quarter ended March 31, 1994 of $17.7 million compared to net income of $3.5 million for the March 31, 1993 quarter. For the nine months ended March 31, 1994, the net loss was $115.4 million compared to net income of $11.2 million for the nine months ended March 31, 1993.

     The operating results of the Company during the quarters and nine months ended March 31, 1994 and 1993 were as follows (in thousands):

                                   Quarter Ended       Nine Months Ended
                                     March 31              March 31
                                ------------------   -------------------
                                  1994      1993       1994        1993
                                --------   -------   ---------   --------
Continuing operations:
  Mortgage banking              $    209   $11,907   $   9,431   $ 28,076
  Information systems             (5,923)   (4,061)    (17,427)   (11,465)
  Other                              303     1,500       5,275     11,634
                                --------   -------   ---------   --------
                                  (5,411)    9,346      (2,721)    28,245

  General and administrative      (2,058)   (1,729)     (6,345)    (5,386)
  Corporate interest              (3,200)   (3,298)     (9,738)    (9,147)
                                --------   -------   ---------   --------
    Income (loss) from
      continuing operations
      before special
      provisions                 (10,669)    4,319     (18,804)    13,712
  Provision for reduction in
    force                             --        --      (5,570)        --
  Provision related to
    impairment of PMSRs               --        --     (80,000)        --
                                --------   -------   ---------   --------
    Income (loss) from
      continuing operations
      before federal income tax
      equivalent provision       (10,669)    4,319    (104,374)    13,712
  Federal income tax equivalent
    provision                         --       800          --      2,657
                                --------   -------   ---------   --------
    Income (loss) from
      continuing operations      (10,669)    3,519    (104,374)    11,055
  Income (loss) from
    discontinued operations       (7,000)      (16)    (11,000)       167
                                --------   -------   ---------   --------

  Net income (loss)             $(17,669)  $ 3,503   $(115,374)  $ 11,222
                                ========   =======   =========   ========

Mortgage Banking

     The mortgage banking division's operations during the March 1994 quarter generated $67.2 million in revenues, down from $74.5 million in the same quarter last year. The Company's mortgage banking continuing operations produced pretax income during the March 1994 quarter of $0.2 million compared to pretax income of $11.9 million in the same quarter last year. For the nine months ended March 31, 1994, the operating loss, after the special provisions, was $75.7 million compared to income of $28.1 million for the nine months ended March 31, 1993.

     The mortgage banking division's revenues, expenses, and net contributions from continuing operations for the quarters and nine months ended March 31, 1994 and 1993 were derived from the following sources
(in millions):


                                  Quarter Ended March 31            Nine Months Ended March 31
                              -------------------------------    ---------------------------------
                                   1994            1993               1994              1993
                              --------------   --------------    ---------------   ---------------
Loan administration
  Primary servicing           $ 33.0           $ 33.1            $102.4            $100.9
  Master servicing               2.6              3.7               9.3               9.6
  Expenses                     (17.0)           (16.6)            (50.3)            (48.9)
  Amortization (excluding
    impairment provision)      (17.0)  $ 1.6    (15.7)  $ 4.5     (52.2)  $  9.2    (45.9)  $ 15.7
                              ------           -------           ------            ------
Insurance
  Agency                         2.0              2.0               6.1               5.9
  Mortgage plans                 1.2              1.1               3.7               3.3
  Expenses                      (1.2)    2.0     (1.2)    1.9      (3.5)     6.3     (3.5)     5.7
                              ------           -------           ------            ------
Banking (including
  warehousing and
  investment income and
  interest expense)
  Revenues                      10.6             14.9              34.9              37.9
  Expenses                     (16.1)   (5.5)   (14.3)    0.6     (51.0)   (16.1)   (48.0)   (10.1)
                              ------           -------           ------            ------
Portfolio production
  Revenues                      14.2              7.2              37.4              22.6
  Expenses                      (7.4)    6.8     (3.9)    3.3     (20.9)    16.5     (9.3)    13.3
                              ------           -------           ------            ------
Field services
  Revenues                       3.4              3.9              10.9              11.6
  Expenses                      (3.2)    0.2     (3.5)    0.4     (10.0)     0.9    (10.6)     1.0
                              ------           -------           ------            ------

Fund and asset management
  Revenues                        --              7.7               8.3              19.8
  Expenses                        --      --     (1.7)    6.0      (2.1)     6.2     (4.1)    15.7
                              ------           -------           ------            ------
Other departments
  Revenues                       0.2              0.9               1.2               2.8
  Expenses                      (0.9)   (0.7)    (1.8)   (0.9)     (2.5)    (1.3)    (6.2)    (3.4)
                              ------           -------           ------            ------
General and
  administrative expense                (4.2)            (3.9)             (12.3)             (9.8)
                                       -----            ------            ------            -------
Operating income before
  special provisions                     0.2             11.9                9.4              28.1
Provision for reduction
  in force                                --               --               (5.1)               --
Provision related to PMSR
  impairment                              --               --              (80.0)               --
                                       -----            ------            ------            -------
                                       $ 0.2            $11.9             $(75.7)           $ 28.1
                                       =====            ======            ======            =======

Note: Certain reclassifications have been made to the March 31, 1993 financial statement for comparative purposes.

     Loan administration operating income at March 31, 1994 was $1.6 million, down from $4.5 million for the same quarter last year principally because portfolio amortization at $17.0 million in the March 1994 quarter was $1.3 million higher than in the March 1993 quarter and master servicing revenues at $2.6 million in the March 1994 quarter were $1.1 million lower than in the March 1993 quarter. The decrease in master servicing revenues was principally a result of the decline in the master servicing portfolio to $8.9 billion during the March 1994 quarter, down from $13.7 billion at March 31, 1993, which was caused by unusually high rates of runoff (particularly of Capstead Mortgage Corporation related mortgages) and the cessation of additions of new Capstead related loans to the Company's master servicing portfolio. For the nine months ended March 31, 1994 and 1993, loan administration operating income before the $80 million provision in the 1994 period for PMSR impairment was $9.2 million and $15.7 million, respectively. This $6.5 million decline was attributable principally to the fact that portfolio amortization expense was $6.6 million higher in the 1994 period than in the 1993 period. Significantly, the rate of mortgage refinancings declined during the March 1994 quarter, and, as a result, the Company's portfolio runoff rate on an annualized basis dropped from 45.3 percent in the December 1993 quarter to 29.3 percent during the March 1994 quarter. The Company's booked investment in its $34.4 billion primary mortgage servicing portfolio was $386.4 million at March 31, 1994.

     The following is an analysis of servicing fee income for the quarters and nine months ended March 31, 1994 and 1993 (in thousands).

                                    Quarter Ended      Nine Months Ended
                                      March 31             March 31
                                  -----------------   -------------------
                                    1994     1993       1994       1993
                                  -------   -------   --------   --------
Servicing fee income:
  Primary:
    Directly owned                $31,308   $32,268   $ 98,093   $ 98,915
    Subservicing for others         1,630       851      4,307      1,971
                                  -------   -------   --------   --------
                                   32,938    33,119    102,400    100,886
  Master servicing portfolio        2,643     3,651      9,296      9,587
                                  -------   -------   --------   --------
    Total                         $35,581   $36,770   $111,696   $110,473
                                  =======   =======   ========   ========

     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                        March 31, 1994      June 30, 1993
                                        --------------      -------------

Portfolio principal balances:
  Primary:
    Directly owned                          $27,354           $27,760
    Subservicing for others                   7,085             4,917
                                            -------           -------
                                             34,439            32,677
  Master servicing portfolio                  8,901            12,539
                                            -------           -------
                                            $43,340           $45,216
                                            =======           =======
Portfolio loan count:
  Primary:
    Directly owned                          486,815           530,706
    Subservicing for others                  93,606            74,949
                                            -------           -------
                                            580,421           605,655
  Master servicing portfolio                142,999           169,302
                                            -------           -------
                                            723,420           774,957
                                            =======           =======

  Weighted average interest rate               8.3%              8.8%


     Compared to the $0.6 million of net income reported for the quarter ended March 31, 1993, the banking unit's operations resulted in a net expense of $5.5 million for the quarter ended March 31, 1994. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, at $4.0 million for the quarter ended March 31, 1994 was $0.7 million higher than the $3.3 million in the same quarter last year. However, this is a $2.5 million decrease from the prior quarter ended December 31, 1993. Net interest savings from the Company's interest rate swap agreements was $3.6 million for the quarter ended March 31, 1994, compared to $8.4 million for the March 31, 1993 quarter; and for the comparable nine-month periods ended March 31, such savings decreased from $13.5 million in 1993 to $12.0 million in 1994.

     Net income from portfolio production for the quarter ended March 31, 1994 was $6.8 million, a $3.5 million increase over the $3.3 million reported for the same period last year. Revenues were $7 million higher in the 1994 quarter than in 1993. Portfolio production during the March 1994 quarter totaled $4.4 billion, up from $2.3 billion in the March 1993 quarter, and exceeded the quarter's portfolio runoff by $1.7 billion.

     There was no income from the fund and asset management unit in the March 1994 quarter because the Company's management agreement with Capstead Mortgage Corporation ("Capstead") terminated on September 30, 1993.

     Compared to the nine-month period ended March 31, 1993, the mortgage banking division's general and administrative costs increased during the 1994 nine-month period principally as a result of increased legal expenses and other external professional fees.

     The Company established provisions of $30.0 million and $80 million, respectively, for the quarter and six months ended December 31, 1993 for impairment in the carrying value of its PMSRs in response to the unprecedented level of mortgage prepayments in such periods. In addition, the Company's mortgage banking division also established at December 31, 1993 a $5.1 million provision to cover the cost of the reduction-in-force that occurred in January 1994.

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

     The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. Periods of accelerated prepayments may result in future declines of income generated from the Company's loan servicing portfolio. During periods of declining interest rates, mortgage loan prepayment speeds tend to increase, which decreases the expected cash flow from the servicing portfolio and reduces the yield and the value of PMSRs. Conversely, if mortgage interest rates increase, the value of the Company's loan servicing portfolio may be positively affected (see NOTE C -- REVERSE INTEREST RATE SWAPS regarding the impact of changes in interest rates on the market value of the Company's reverse interest rate swaps).

Information Systems

     The following table presents a summary of Lomas Information Systems ("LIS") revenues, expense and net operating results during the quarters and nine-month periods ended March 31, 1994 and 1993 (in thousands):

                                    Quarter Ended       Nine Months Ended
                                      March 31              March 31
                                -------------------    ------------------
                                  1993        1992       1993       1992
                                --------   --------   --------   --------
Revenues:
  External                      $  4,632   $  3,030   $ 12,550   $  9,558
  Internal                         5,237      5,343     15,545     15,815
                                --------   --------   --------   --------
                                   9,869      8,373     28,095     25,373
                                --------   --------   --------   --------
Cash expenses:
  Personnel and contract labor    (5,166)    (5,071)   (15,140)   (16,391)
  Equipment/software rent and
    maintenance                   (4,609)    (4,445)   (13,609)   (13,350)
  Voice communications            (1,332)      (854)    (3,609)    (2,798)
  General and administrative      (2,527)    (2,792)    (7,018)    (7,876)
                                --------   --------   --------   --------

                                 (13,634)   (13,162)   (39,376)   (40,415)
                                --------   --------   --------   --------

Net cash requirement              (3,765)    (4,789)   (11,281)   (15,042)

Noncash items:
  Depreciation and amortization   (2,278)    (2,194)    (6,691)    (6,427)
  Enhancement capitalization         213        980        661      3,324
  Charges to conversion
    reserves                          --      1,942         --      6,596
  Provision for losses               (93)        --       (116)        84
                                --------   --------   --------   --------

Net pretax loss                 $ (5,923)  $ (4,061)  $(17,427)  $(11,465)
                                ========   ========   ========   ========



     LIS recorded a pretax loss in the quarter ended March 31, 1994 of $5.9 million compared to $4.1 million for the same quarter last year. During the quarter ended March 31, 1993, $1.9 million of expenses incurred relating to the conversion of existing customers to the MLS system were charged to previously provided conversion reserves and costs incurred relating to enhancement of the MLS system of $1.0 million were capitalized. On a net cash basis, LIS' loss in the March 31, 1994 quarter was $3.8 million or $1.0 million less than the $4.8 million cash loss reported for the same quarter in 1993.

Other

     The other operations of the Company produced pretax income of $0.3 million for the quarter ended March 31, 1994 compared to $1.5 million for the quarter ended March 31, 1993. For the nine months ended March 31, 1994 and 1993, other income was $5.3 million and $11.6 million, respectively. During the quarter and nine months ended March 31, 1994, the other operating results included a loss of $0.9 million and $2.4 million, respectively, from Intellifile, the Company's image-processing operations. During the nine months ended March 31, 1994, the Company recorded a gain of $1.4 million on the sale of a promissory note, which had been received by the Company in connection with the sale of its life insurance operations. Amendments to certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation added $3.9 million in other income in the nine months ended March 31, 1994. Also, amendments to the Company's relationship with Capstead contributed $3.0 million in other income for the nine months ended March 31, 1993.

Discontinued Operations

     In fiscal 1992 and 1993, the Company provided $15.4 million of reserves to cover future operating losses of STL and an additional $11.0 million during the nine months ended March 31, 1994. For the quarters and nine months ended March 31, 1994 and 1993, operating losses of $3.2 million, $1.8 million, $8.7 million and $7.9 million, respectively, were charged to these reserves. The Company completed its review of the operations of STL through December 1995, which is the projected liquidation date of its term notes. The analysis projected operating losses on a net basis of approximately
$7 million, which has been provided for in the March 1994 quarter and is carried on the Company's corporate accounts. Operating losses for the quarters ended March 31, 1994 and 1993 included, respectively, $1.2 million and $0.2 million provisions for losses on loans and foreclosed real estate. For the nine months ended March 31, 1994 and 1993, these provisions totaled $3.4 million and $3.6 million, respectively. At March 31, 1994, STL's allowance for losses (excluding the $7 million corporate provision) totalled $21.4 million.

Liquidity and Capital Resources

     The capital and credit resources of the Company at March 31, 1994 included (in millions):

Short term debt of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
    to permanent investors                                       $  316.3
  --Secured by reverse repurchase agreements                         29.6
  --Secured by high quality short term investments                  152.1
  --Borrowings under working capital lines of credit                 22.0
  --Other short term debt                                             0.9
                                                                 --------
                                                                    520.9
                                                                 --------

Term debt of Lomas Mortgage:
  --Notes due in 1997                                               150.0
  --Notes due in 2002                                               190.0
  --Other                                                            45.7
                                                                 --------
                                                                    385.7
                                                                 --------

Term notes of STL due in 1996                                        62.0

Convertible notes of LFC due in 2003                                139.9

Stockholders' equity                                                208.7
                                                                 --------
                                                                 $1,317.2
                                                                 ========

     Short term debt was $520.9 million at March 31, 1994, including $152.1 million principal amount borrowed under investment lines of credit and $316.3 million principal amount of warehouse debt secured by single-family mortgage loans pending delivery to permanent investors. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable under reverse repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally revolve every 30 to 60 days. Thus, the short term notes and notes payable under reverse repurchase agreements are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. The Company's aggregate warehouse line of credit was increased to $580 million from $317.5 million during the nine months ended March 31, 1994, and total short term warehouse credit availability was increased to $780 million. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness is self-liquidating and none of it constitutes any burden on operating cash flow.

     Lomas Mortgage had outstanding at March 31, 1994 interest rate swaps in the aggregate notional amount of $800 million, all of which were designated as hedges. For more information on the interest rate swaps, see NOTE C -- REVERSE INTEREST RATE SWAPS.

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during the nine months ended March 31, 1994, after paying interest on its short term debt, generated $89.2 million in cash available for (i) payment of interest on the subsidiary's $385.7 million of term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and (iv) addition to Lomas Mortgage's working capital.

     Under the terms of the warehouse and investment lines of credit that contain the most restrictive covenants, Lomas Mortgage is restricted from making any intercompany advances or dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii) the aggregate net cash proceeds received from the issuance or sale after November 30, 1993, of capital stock and warrants, options and rights to purchase its capital stock. The maximum amount available for dividends or intercompany advances from Lomas Mortgage to LFC as of March 31, 1994 was $0.2 million.

     Effective March 31, 1994, the minimum net worth requirement of Lomas Mortgage is $200 million under the most restrictive covenants of Lomas Mortgage's warehouse and investment lines of credit. Lomas Mortgage's net worth, determined in accordance with such lines of credit, was $213.9 million at March 31, 1994.

     Coverage for (i) interest payments on LFC's $140 million of convertible notes due 2003, (ii) general corporate expenses and (iii) additional advances to LIS to date have been and in the future are expected to be provided by (a) LFC's current cash resources, (b) dividends or intercompany advances from Lomas Mortgage, (c) cash dividends and interest income on other investments,
(d) reinstated liquidity support trust that is provided by STL, and (e) periodic liquidations of other assets. Subsequent to March 31, 1994, STL, under the terms of the reinstated liquidity support agreement, advanced $6.2 million to LFC for the interest payment in the total amount of $6.3 million due April 30, 1994 on LFC's $140 million of convertible notes due 2003.

     As of March 31, 1994, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture, while not an event of default, limits the Company's ability to issue additional term debt.

     STL's term notes are related to the Company's discontinued short term lending operations and are without recourse to the general credit and resources of LFC or its other subsidiaries. The STL notes are secured by STL's investments in short term real estate loans and related assets and will be self-liquidating as the collateral is retired or otherwise liquidated over the next two years. At March 31, 1994 collateral securing payments of STL's notes included $49.4 million of earning short term real estate loans, $36.2 million of earning REO, $76.8 million of other REO and approximately $9.3 million of cash. The collateral securing the STL Notes, net of reserves of $21.4 million and including other assets of $1.0 million, was carried at March 31, 1994 on STL's books at $151.3 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number
     -------

     (10.1) Ninth Amendment to Servicing Payments Loan and Security Agreement dated January 18, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A. as agent.

     (10.2) Tenth Amendment to Servicing Payments Loan and Security Agreement dated March 31, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A. as agent.

     (10.3) Fifth Amendment to Restated Loan and Security Agreement dated March 31, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as administrative agent, and Texas Commerce Bank National Association, as syndication agent.

     (10.4) Amended and Restated Master Pledge Agreement dated April 8, 1994 between Lomas Mortgage USA, Inc. and Lehman Brothers Special Financing Inc.

     (10.5) Master Repurchase Agreement dated April 11, 1994 between Lomas Mortgage USA, Inc. and DLJ Mortgage Capital, Inc.

     (10.6) First Amendment to Master Repurchase Agreement dated April 11, 1994 between Lomas Mortgage USA, Inc. and DLJ Mortgage Capital, Inc.

     (10.7) Liquidity Support Trust Agreement dated April 12, 1994 among the registrant and ST Lending, Inc., Bank One, Texas, N.A., as trustee, and Wilmington Trust Company, as Liquidity Support Trustee.

     (10.8) 3/94 Senior Secured Working Capital Credit Agreement dated March 21, 1994 between Lomas Mortgage USA, Inc. and Texas Commerce Bank National Association.

     (10.9) Employment Agreement dated March 1, 1994 between the registrant and David L. Chapman II.

     (10.10) Employment Agreement dated March 1, 1994 between the registrant and Gary H. Kell.

     (10.11) Amended and Restated Severance Agreement dated March 31, 1994 between the registrant and Michael E. Patrick.

     (10.12) 3/94 (second) Amendment to 6/93 Servicing Purchase Loan Agreement dated March 31, 1994 between Lomas Mortgage USA, Inc. and Texas Commerce Bank National Association.

     (10.13) 3/31/94 Amendment to 3/94 Senior Secured Working Capital Credit Agreement dated March 31, 1994 between Lomas Mortgage USA, Inc. and Texas Commerce Bank National Association.

     (11)      Computation of Earnings Per Share.

(b)  Reports on Form 8-K:

     Form 8-K dated March 22, 1994 reporting the Company's retaining Salomon Brothers, Inc. to assist in evaluating strategic alternatives to maximize stockholder values. Options being considered include the possibility of merging with or being acquired by another institution. No financial statements were filed.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOMAS FINANCIAL CORPORATION




Date:  May 16, 1994                     By:  /s/JESS HAY
                                             --------------------------
                                             Jess Hay
                                             Chairman and Chief
                                               Executive Officer




Date:  May 16, 1994                     By:  /s/GARY WHITE
                                             --------------------------
                                             Gary White
                                             Senior Vice President and
                                               Controller
                        LOMAS FINANCIAL CORPORATION

                             INDEX TO EXHIBITS

                                                           Sequentially
                                                             Numbered
Exhibit No.                                                    Page
- -----------                                                ------------

  (10.1)       Ninth Amendment to Servicing Payments Loan       21
               and Security Agreement dated January 18, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as agent.

  (10.2)       Tenth Amendment to Servicing Payments Loan       26
               and Security Agreement dated March 31, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as agent.

  (10.3)       Fifth Amendment to Restated Loan and             29
               Security Agreement dated March 31, 1994
               among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as administrative agent, and Texas
               Commerce Bank National Association, as
               syndication agent.

  (10.4)       Amended and Restated Master Pledge Agreement     36
               dated April 8, 1994 between Lomas Mortgage
               USA, Inc. and Lehman Brothers Special
               Financing Inc.

  (10.5)       Master Repurchase Agreement dated April 11,      51
               1994 between Lomas Mortgage USA, Inc. and
               DLJ Mortgage Capital, Inc.

  (10.6)       First Amendment to Master Repurchase             72
               Agreement dated April 11, 1994 between
               Lomas Mortgage USA, Inc. and DLJ Mortgage
               Capital, Inc.

  (10.7)       Liquidity Support Trust Agreement dated          73
               April 12, 1994 among the registrant
               and ST Lending, Inc., Bank One, Texas, N.A., as trustee, and Wilmington Trust Company, as Liquidity Support Trustee.

  (10.8)       3/94 Senior Secured Working Capital Credit       95
               Agreement dated March 21, 1994 between Lomas
               Mortgage USA, Inc. and Texas Commerce Bank
               National Association.

  (10.9)       Employment Agreement dated March 1, 1994         144
               between the registrant and
               David L. Chapman II.

  (10.10)      Employment Agreement dated March 1, 1994         146
               between the registrant and Gary H. Kell.

  (10.11)      Amended and Restated Severance Agreement         149
               dated March 31, 1994 between the
               registrant and Michael E. Patrick.

  (10.12)      3/94 (second) Amendment to 6/93 Servicing        156
               Purchase Loan Agreement dated March 31, 1994 between Lomas Mortgage USA, Inc. and Texas
               Commerce Bank National Association.

  (10.13)      3/31/94 Amendment to 3/94 Senior Secured         158
               Working Capital Credit Agreement dated
               March 31, 1994 between Lomas Mortgage USA,
               Inc. and Texas Commerce Bank National
               Association.

  (11)         Computation of Earnings Per Share.               160