Form 10-K
period 1994-06-30
LOMAS FINANCIAL CORP
filed 1994-09-28
CIK 60150

==========================================================================



                                 FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------   EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

                                    OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------   EXCHANGE ACT OF 1934
For the transition period from                 to
                                --------------    ---------------

Commission file number 1-6868

                        Lomas Financial Corporation
          (Exact Name of Registrant as Specified in its Charter)
             Delaware                                  75-1043392
  (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

 1600 Viceroy Drive, Dallas, Texas                        75235
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (214) 879-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
 Common Stock, par value $1 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----        -----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         -------
        At September 15, 1994 the aggregate market value of the registrant's common stock held by non-affiliates was $87 million.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.     YES   X      NO

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        The number of shares outstanding of the registrant's Common Stock, par value $1 per share, as of September 15, 1994: Common Stock--20,099,531 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
        Part III of this Form 10-K incorporates certain information by reference from the registrant's 1994 Proxy Statement issued in connection with its Annual Meeting of Stockholders to be held November 1, 1994.
===========================================================================

                        LOMAS FINANCIAL CORPORATION

             FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                             Table of Contents

                                                                       Page


                                  PART I

Item 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 3.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .15
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .15

                                  PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS . . . . . . . . . . . . . . . . . . . .16
Item 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA . . . . . .16
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .18
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . .29
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .73

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .73
Item 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .74
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .74
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .74

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .75

                        LOMAS FINANCIAL CORPORATION

             FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                  PART I

Item 1.   BUSINESS

     Lomas Financial Corporation was incorporated in Delaware in 1960, and its principal executive offices are located at 1600 Viceroy Drive in Dallas, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to Lomas Financial Corporation ("LFC") and its subsidiaries.

     The Company through its wholly-owned subsidiary Lomas Mortgage USA, Inc., a Connecticut corporation ("Lomas Mortgage"), is one of the nation's largest participants in the mortgage banking industry. The Company's principal line of business is the servicing on behalf of third-party investors of single-family residential mortgages secured by properties located in all 50 states and the District of Columbia. The Company also services a relatively small number of commercial mortgage loans. As of June 30, 1994, the Company's mortgage servicing portfolio aggregated approximately $34.0 billion in unpaid principal amount and included 565,531 loans, ranking the Company as one of the twenty largest mortgage servicers in the United States by unpaid principal amount. The Company also provides administrative services to conduit issuers of mortgage-backed securities (sometimes referred to as "master servicing"). In addition, the Company's mortgage banking operations include mortgage and portfolio production activities, insurance agency operations, property inspection, preservation and other field operations.

     Mortgage servicing involves collecting monthly mortgage payments on behalf of investors, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of homeowners, remitting payments of principal and interest to holders of the mortgages serviced by the Company and reporting to those holders on financial transactions related to the mortgages. Mortgage servicing rights entitle the servicer to collect servicing fees and ancillary income over the term of the related mortgage loans.

     The Company's strategy is to maximize profits by continuing to acquire servicing rights, to maintain and increase the principal amount of its portfolio and to provide low cost and efficient services that are responsive to the needs and requirements of its customers. The Company believes that Excelis-MLS (a federally registered service mark), the automated data processing system developed by the Company for use by Lomas Mortgage and other mortgage bankers, has improved the Company's ability to be an efficient low-cost provider of servicing and to deliver high quality and timely service to homeowners, investors and other persons served by the Company.

     In March 1994 the Company announced that it has retained an investment banker to assist in evaluating strategic alternatives to maximize stockholder values. Options being considered include the possibility of merging with or being acquired by another institution. In May 1994 the Company announced its intent to sell its wholly-owned information systems subsidiary, Lomas Information Systems ("LIS"). In September 1994 the Company entered into a letter of intent with an insurance company to sell substantially all the assets of LIS. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company is continuing its review with the investment banker of various strategic options concerning its mortgage banking unit.

     The Company acquires mortgage loans and mortgage servicing rights from numerous sources referred to by the Company as its "gathering system." The Company acquires mortgage servicing rights (sometimes involving the purchase and subsequent sale of mortgage loans) on an ongoing basis from originators of mortgage loans or intermediaries. The Company also obtains servicing rights from its direct origination of a small volume of single-family mortgage loans. The Company complements these acquisitions ("flow production") by acquiring servicing rights in bulk from other financial institutions ("bulk purchases"). The Company sells the mortgage loans that it acquires through its gathering system and, in virtually all cases, retains the related servicing or master servicing rights. In fiscal 1994 the gathering system added an aggregate of $13.7 billion to the Company's servicing portfolio. These additions, net of runoff, resulted in a $1.3 billion increase in the portfolio balance, which at June 30, 1994 totaled $34.0 billion.

Financial Information and Narrative Description of Industry Segments

     Financial information regarding revenues, operating profit and total assets of the Company are included in "Item 8. Financial Statements and Supplementary Data--Industry Segment Data of Continuing Operations" within this report.

Mortgage Banking

     Lomas Mortgage has provided mortgage servicing and mortgage-related financial and administrative services since 1894. The primary mortgage banking services and activities of the Company are discussed below.

Loan Administration

     The Company's loan administration services consist of three principal categories: "primary servicing" where the Company owns the servicing rights; "master servicing" where the Company provides administrative services for conduit issuers of mortgage-backed securities and monitors the work of primary servicers who own the servicing rights; and "subservicing" where the Company provides mortgage servicing on a subcontract basis for other parties who own the servicing rights.

     Primary Servicing. Primary servicing involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes, hazard insurance and mortgage insurance premiums on behalf of homeowners, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The servicing staff also must cause properties to be inspected periodically, determine the adequacy of insurance coverage on each property, monitor delinquent accounts for payment, and, in cases of extreme delinquency, institute and complete either appropriate forbearance arrangements or foreclosure proceedings on behalf of investors.

     For providing these administrative services, the Company currently receives a fee in an average amount of approximately .40 of 1 percent per year on the unpaid principal amount of the primary servicing portfolio in the case of single-family mortgage loans and commercial loans. Annual ancillary servicing income, consisting principally of late charges, assumption and foreclosure fees, and other miscellaneous charges, increases directly related revenues to approximately .47 of 1 percent per year of the servicing portfolio balance for residential and commercial loans. The Company also receives a fee in an average amount of approximately .10 of 1 percent per year on the unpaid principal amount of the subservicing portfolio. Servicing fees are collected by the Company out of mortgage payments as they are received. The Company also receives a benefit from the use as compensating balances of escrow, agency and fiduciary funds, which varies based on the level of prevailing interest rates.

     At June 30, 1994 the Company's primary servicing portfolio totaled $34.0 billion in unamortized principal amount. The total includes $27.1 billion of servicing rights owned directly by the Company, $4.0 billion of such rights owned by Lomas Mortgage Partnership (which is owned one-third by the Company and the portfolio of which is serviced entirely by the Company), and $2.9 billion of loans administered by the Company under subservicing contracts with others.

     As previously indicated, the Company from time to time undertakes mortgage servicing on a subcontract basis for other parties who own the servicing rights. Typically, the subservicer assumes responsibility for all loan administration activities while the owner of the servicing rights normally retains the benefits of accumulated escrow balances and retains the risk of foreclosure losses. Subservicing fees are usually agreed to be paid on a per-loan basis calculated as an annual dollar amount paid monthly.

     Master Servicing. Master servicing was created and introduced by the Company in 1978 to provide administrative services to conduit issuers of mortgage-backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of primary servicers. Under most master servicing arrangements, these primary servicers retain principal responsibility for administering the mortgage loans and the Company acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the issuer of the related securities.

     For performing these services the Company receives administrative fees, which, at an annualized rate for the year ended June 30, 1994, averaged approximately $73 per loan. At June 30, 1994 the Company's master servicing portfolio totaled approximately $8.4 billion in unpaid principal amount representing 136,609 loans.

     Data Processing System. In June 1991 the Company installed at Lomas Mortgage the new automated servicing system, Excelis-MLS, developed by Lomas Information Systems ("LIS"). Excelis-MLS provides benefits, such as faster response time, real time updates, improved availability, expanded data available on line and IBM-compatibility. The system also enables the Company to generate monthly statements to mortgagors rather than the more traditional coupon booklets.

Portfolio Production

     The Company has been able to sustain and increase its mortgage servicing portfolio during a period of significant levels of refinancings due in large part to production from the variety of sources comprising the Company's gathering system. From June 30, 1993 to June 30, 1994, the Company acquired servicing rights to mortgage loans having an unpaid principal amount of $12.2 billion primarily through flow production. The Company also has complemented its flow production from time to time by acquiring mortgage servicing rights in bulk from other financial institutions. Bulk purchases totaled $1.5 billion of unpaid principal balance during fiscal 1994.

     Through its gathering system, the Company acquires mortgage servicing rights and, in certain cases, whole loans for the primary purpose of retaining the servicing rights on such loans. Whole loans purchased by the Company have been originated, underwritten and funded by retail originators or wholesalers who make representations and warranties to the Company as to compliance with required standards. In the event such representations and warranties are breached, the originator or wholesaler is obligated to repurchase the loan at its unpaid principal balance, thereby avoiding principal loss by the Company.

     The gathering system currently includes the sources set forth below. The Company continuously seeks new sources for its gathering system and expects that such sources, and their relative importance, will change over time.

     Flow Production

          Wholesale Originations. The Company purchases servicing rights with respect to newly originated loans from wholesalers on an ongoing basis through the "Lomega" unit of its loan production system.

          Public Pension Fund. The Company is a party to an exclusive ongoing arrangement for the purchase, for the account of a major public pension fund and from 85 lenders affiliated with that fund's mortgage origination program, of all mortgages originated under the program.

          State and Local Housing Authorities. The Company has exclusive ongoing arrangements for the purchase of mortgage servicing rights from lenders originating loans for lower income housing pursuant to bond issuance programs of 9 state and local housing authorities.

          Consolidation of Servicing. From time to time, the Company replaces disparate primary servicers with respect to loans in the master servicing portfolio and becomes the primary servicer of such loans. This increases efficiency for the Company's master servicing customers.

          Subservicing. The Company contracts to perform loan administration functions for various investors who own the servicing rights.

          Direct Originations. The Company also originated in fiscal 1994 a relatively small volume of single-family mortgage loans through telephone and direct mail solicitation of existing homeowners in the mortgage servicing portfolio through the "central funding unit" of its loan production system.

     From these "flow" sources during fiscal 1994 the Company acquired servicing rights to mortgage loans having an unpaid principal amount of $12.2 billion including $1.2 billion of servicing rights acquired by Lomas Mortgage Partnership, which is owned one-third by Lomas Mortgage and the portfolio of which is serviced by Lomas Mortgage. The Company's investment in the partnership was approximately $5.4 million at June 30, 1994.

     Bulk Purchases

     When economically attractive and when capital is available, the Company makes bulk purchases of mortgage servicing rights from financial institutions. During the fiscal year ended June 30, 1994, the Company acquired servicing rights to approximately $1.5 billion unpaid principal amount of mortgage loans through bulk purchases.



     The following table sets forth additions to and reductions from the Company's mortgage servicing portfolio for the three years ended June 30, 1994 (in millions):

                                                Years Ended June 30
                                         --------------------------------
                                           1994         1993        1992
                                         --------     -------     -------

Portfolio balance at beginning
  of period                              $ 32,677     $29,339     $26,943
Additions and reductions during period
  Servicing rights acquired through:
    Flow production                        12,268      10,214       6,326
    Bulk purchases                          1,463       2,960       2,011
  Amortizations, satisfactions and
    foreclosures                          (10,906)     (9,335)     (5,674)
  Sales and other servicing
    releases                               (1,512)       (501)       (267)
                                         --------     -------     -------
Portfolio balance at end
  of period                              $ 33,990     $32,677     $29,339
                                         ========     =======     =======

     For the year ended June 30, 1994, the Company relied primarily on flow production, which aggregated $12.2 billion in unpaid principal amount, to sustain and increase the size of its mortgage servicing portfolio and to replace amortizations, satisfactions, foreclosures and other servicing releases which have occurred primarily as a result of low prevailing interest rates during this period. As a result of acquisitions of servicing rights during fiscal 1994 totaling $13.7 billion in unpaid principal amount, the Company's primary servicing portfolio, net of runoff, increased from $32.7 billion at June 30, 1993 to $34.0 billion at June 30, 1994.

     In fiscal 1993 and under the marketing name "Lomega," the Company commenced a program for direct wholesale purchases of mortgage loans from retail originators. Under this program the Company purchases conforming loans from retail originators for packaging and resale to third party investors. Retail originators from whom the Company purchases loans are required to meet certain financial responsibility and underwriting criteria. The direct wholesale purchase of loans from retail originators entails additional market risk in connection with predicting the rate of closings of loan commitments in the mortgage pipeline and obtaining forward purchase commitments for the number of loans that are expected to close. The Company also added a central funding unit to its loan production system in fiscal 1993.

     The Company believes the variety of sources comprising the gathering system and the Company's flexibility in allocating its production activities among these sources to respond to market opportunities will provide sufficient portfolio production to sustain and increase the portfolio in high and low interest rate environments. No assurance can be given, however, that this will be the case.

     The prices paid for bulk purchases and servicing acquired through flow production are based on the present value of the estimated future servicing revenues, net of the expected servicing expenses, for each acquisition. Major factors impacting the value of servicing rights include contractual service fee rates, projected mortgage prepayment rates, projected delinquency and foreclosure rates, investor servicing requirements, projected escrow, agency and fiduciary funds to be held in connection with such servicing and projected benefit to be realized from such funds, geographic distribution and whether the loans are conforming or non-conforming conventional loans or loans insured or guaranteed by the Federal Housing Administration ("FHA") or Veterans Administration ("VA"), respectively. The Company bases its assumptions with respect to these factors on historical and expected experience rather than on conditions prevailing at any one point in time. The Company employs computer simulations to project and value cash flow streams after management has evaluated portfolio risks for application in the simulations. Management determines an acceptable discount rate to apply to the projected cash flow after considering both portfolio risk and market conditions in evaluating potential acquisitions of servicing.

Warehousing and Sale of Loans

     Under some of the Company's programs for purchasing servicing rights, the Company also purchases whole loans from the originators and ultimately packages such loans in the form of mortgage-backed securities. The primary purpose of the Company's purchases of whole loans is to retain the servicing rights on such loans after their sale to investors. The Company's current policy is to limit its purchases of whole loans to loans which are the subject of binding commitments by a third party to purchase such loans. However, through Lomega, the Company commenced a program for direct wholesale purchases of mortgage loans from retail investors since fiscal 1993. In the period between the purchase of mortgage loans by the Company from originators and their sale to investors as mortgage-backed securities, a period of generally no more than three months, the Company warehouses such loans under arrangements with commercial banks and investment banks. Under these arrangements such banks advance funds against loans which have binding purchase commitments from governmental agencies or private investors. During this period the Company receives as net income the difference between the interest received on mortgage loans held prior to sale and the interest paid by the Company under the lines of credit or repurchase agreements provided by such banks. Because the Company currently has binding commitments from third parties to purchase loans held pending sale (at a predetermined price) during the period of time that the Company holds such loans, the Company is generally not subjected to any significant principal or interest rate risk.

     The Company packages substantially all of its first mortgage loans that are insured by the FHA or guaranteed by the VA into pools of loans and sells these pools in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") to dealers in mortgage-backed securities. The Company generally pools conventional conforming loans and exchanges such pools for securities issued and guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") which are then sold to such dealers. In connection with such exchanges, the Company pays fees for agency guarantees of principal and interest payments to the guaranteeing agency. In addition, conventional non-conforming loans are sold to private institutional investors in the form of private pass-through securities. Loans are sold pursuant to commitments negotiated with FNMA, FHLMC, GNMA and institutional investors to purchase loans meeting defined criteria. The agreements generally do not require the Company to deliver any specific amount of mortgage loans. The Company expects to enter into new commitments with these agencies and other investors in the ordinary course of business. The Company generally retains the servicing rights (including master servicing rights) on the mortgages underlying the mortgage-backed securities. Exchanges of loans into agency securities and sales of loans are generally made without recourse to the Company in the event of default by the borrower subject, in the case of VA loans used to form GNMA pools, to limitations on the VA's loan guarantees.

     As of June 30, 1994, the Company had an aggregate of $257.3 million in unpaid principal amount of mortgage loans pledged to secure warehouse debt and repurchase agreements. The Company's commitments to purchase and originate loans totaled $564.8 million of which approximately 79 percent, or $444.1 million, had been committed for sale to financially responsible third parties at the Company's cost. The remaining 21 percent, or $120.7 million, of the Company's commitments to purchase and originate loans and $257 million of loans held for sale were hedged by forward contracts to sell mortgage-backed securities of approximately $258.1 million, which represented the Company's best estimate of its market risk on such loans.

     If secondary market interest rates decline after the Company commits to an interest rate for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under any related forward commitments. If secondary market interest rates increase after the Company commits to an interest rate for a loan and the Company has not obtained a forward commitment, the Company may incur a loss when the loan is subsequently sold.

The Servicing Portfolio

     The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated (dollars in millions, except average loan size):

                                                   As of June 30
                                         --------------------------------
                                           1994        1993        1992
                                         --------    --------    --------

Composition of servicing portfolio:
  FHA-insured mortgage loans             $ 6,256      $ 7,059     $ 6,899
  VA-guaranteed mortgage loans             3,451        3,998       4,502
  Conventional mortgage loans             24,283       21,620      17,938
                                         -------      -------     -------
    Total servicing portfolio            $33,990      $32,677     $29,339
Number of loans                          565,531      605,655     600,205
Average loan size                        $60,103      $53,953     $48,881

     At June 30, 1994 the portfolio included an aggregate of $25.6 billion unpaid principal amount of loans securing payment of mortgage-backed securities. Of the total, $8.0 billion unpaid principal amount consisted of loans included in pools of GNMA securities, $9.6 billion unpaid principal amount consisted of loans included in securities supported by conventional mortgages and backed by either FNMA or FHLMC, and $8.0 billion consisted of conventional loans securing payment of other collateralized mortgage obligations.

     The Company's mortgage servicing portfolio includes mortgage loans secured by properties located in all 50 states and the District of Columbia, with the greatest loan concentrations (in terms of unpaid principal amount) at June 30, 1994 in the states of California, Texas, Florida, New Jersey, Massachusetts, Arizona, Illinois and Washington, which together accounted for approximately 76.8 percent of the aggregate unpaid principal amount of the portfolio. The Company's average loan size increased from $48,881 at June 30, 1992 to $60,103 at June 30, 1994 and the percentage of its portfolio comprised of VA-guaranteed loans declined from 15.3 percent to 10.2 percent of the unpaid principal balance of the portfolio during the same period.

     The following table shows the geographic distribution of the mortgages underlying the mortgage servicing portfolio at June 30, 1994 (dollars in millions):
          Geographic Distribution of Mortgage Servicing Portfolio
                                                                  Unpaid
                                                      Number     Principal
                                                     of Loans     Balance
                                                     --------    ---------

 Alabama                                                3,829    $    124
 Alaska                                                   453          33
 Arizona                                               19,945         802
 Arkansas                                               2,005          56
 California                                           148,945      16,455
 Colorado                                              11,033         507
 Connecticut                                            5,875         332
 Delaware                                               1,131          41
 District of Columbia                                     996          74
 Florida                                               28,588       1,248
 Georgia                                               10,912         426
 Hawaii                                                 1,515         176
 Idaho                                                  3,033          81
 Illinois                                              15,986         661
 Indiana                                                9,385         236
 Iowa                                                   3,909          88
 Kansas                                                 2,128          72
 Kentucky                                               7,791         213
 Louisiana                                              5,871         134
 Maine                                                  1,400          95
 Maryland                                               7,874         526
 Massachusetts                                         12,363         869
 Michigan                                              10,445         159
 Minnesota                                              9,742         334
 Mississippi                                            2,070          47
 Missouri                                               4,086         130
 Montana                                                1,424          46
 Nebraska                                                 902          25
 Nevada                                                 4,237         297
 New Hampshire                                          1,343          99
 New Jersey                                            11,861         964
 New Mexico                                             3,846         144
 New York                                               6,668         492
 North Carolina                                         4,009         161
 North Dakota                                             599          14
 Ohio                                                  21,984         417
 Oklahoma                                               7,934         207
 Oregon                                                 3,644         235
 Pennsylvania                                          15,954         510
 Rhode Island                                           1,269          81
 South Carolina                                         2,332          58
 South Dakota                                             260           7
 Tennessee                                             10,129         260
 Texas                                                104,867       4,462
 Utah                                                   6,290         222
 Vermont                                                  128           8
 Virginia                                               9,159         556
 Washington                                            11,261         642
 West Virginia                                          1,259          28
 Wisconsin                                              1,719          66
 Wyoming                                                  689          23
 Other                                                    454          47
                                                      565,531    $ 33,990

     The weighted average interest rate for the servicing portfolio was 8.3 percent at June 30, 1994. The following table sets forth information regarding the interest rate breakdown of the mortgage servicing portfolio at June 30, 1994:

                       Breakdown by Interest Rate of
                       Mortgage Servicing Portfolio
                 (percentage of unpaid principal balance)

                                                               Percentage
                                                               of Total
                     7.99%                            11.00%    Unpaid
                      and    8.00-   9.00-   10.00-    and     Principal
                     lower   8.99%   9.99%   10.99%   higher    Balance
                     -----   -----   -----   ------   ------   ---------
FHA-insured mortgage
  loans               4.73    6.02    3.91     2.24     1.50    18.40
VA-guaranteed
  mortgage loans      2.01    3.95    2.59      .77      .84    10.16
Conventional
  mortgage loans     38.62   11.95   11.73     7.01     2.13    71.44
  Total              45.36   21.92   18.23    10.02     4.47   100.00

At June 30, 1994 approximately $8.4 billion or 25 percent of the primary servicing portfolio consisted of adjustable rate mortgage loans.

     The weighted average age of the servicing portfolio was 4.8 years at June 30, 1994. The following table sets forth information regarding the aging of the mortgage servicing portfolio at June 30, 1994:

                        Breakdown by Average Age of
                       Mortgage Servicing Portfolio

                                                               Percentage
                                                  Unpaid        of Total
                                  Percentage     Principal       Unpaid
                        Number    of Number       Amount       Principal
Average Age            of loans   of Loans     (in millions)    Balance
- -----------            --------   ----------   -------------   ----------
1-5 years               189,533      33.5        $21,978         64.7
6-10 years              111,416      19.7          7,049         20.7
11-15 years              40,987       7.3          1,707          5.0
More than 15 years      223,595      39.5          3,256          9.6
  Total                 565,531     100.0        $33,990        100.0

     The Company's operations are affected by changes in the level of homebuilding activity and mortgage-backed security issuance activity in the marketplace. In addition, operations are affected by declines in interest rates, which increase mortgage prepayments and reduce the yield on the related investment in such mortgage servicing rights. As a result of portfolio production aggregating $13.7 billion, the Company's servicing portfolio increased from $32.7 billion at June 30, 1993 to $34.0 billion at June 30, 1994 despite the high rate of portfolio runoff during the period. Portfolio runoff rates during fiscal 1994 and 1993 were 33.0 percent and 31.3 percent, respectively. Annualized portfolio runoff rates during the quarter and month of June 30, 1994 were 20.7 percent and 18.6 percent, respectively.

Foreclosures and REO

     The Company collects servicing fees from investors on a cash basis by deducting the fee from mortgage payments as they are received. When a loan is delinquent, and in the case of foreclosures, such income is not collected. In some cases the Company is required to make guaranteed principal and interest payments on certain mortgage-backed securities regardless of actual collection from the underlying mortgage loans. In certain instances, the Company will buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the secured properties. A portion of these advances on GNMA loans are not recoverable. Mortgage guarantees and insurance provided by the VA and the FHA, respectively, typically cover most of the foreclosure expenses, interest and principal advances of the servicer. FHA insurance covers 100 percent of the principal balance of any insured loan but generally does not cover approximately two months of interest advances, the interest differential between interest paid by the FHA on advances of principal and interest and the rate at which the Company funds such advances, and approximately one-third of the legal fees associated with the foreclosure. Prior to 1985 the Company generally recovered 100 percent of the loan balance plus accrued interest at any foreclosure of a VA-guaranteed loan. Beginning in 1985, the VA, in certain cases known as VA No-Specified Bids commonly called "VA no-bids," has elected to remit the maximum liability under its guaranty rather than to purchase the foreclosed property. In the case of VA no-bids, a VA loan guaranty typically covers only the lesser of 25 to 50 percent of the unpaid principal balance or up to $46,000 for loans originated after February 1, 1990. Prior to 1989 the maximum amount recoverable for VA no-bids was $27,500 regardless of the loan balance.

     Accordingly, the Company is subject to increased foreclosure risk with respect to the VA-guaranteed loans in its portfolio, which comprised approximately 10.2 percent or $3.5 billion in unpaid principal amount at June 30, 1994. The Company's losses in connection with VA no-bids (primarily in connection with losses from unreimbursed interest advances, legal fees and the liquidation of REO) were $3.6 million in fiscal 1994 and were $3.4 million for the year ended June 30, 1993. The Company's losses with respect to VA-guaranteed loans other than pursuant to VA no-bids (primarily in connection with unreimbursed interest advances and legal fees) were $1.1 million in fiscal 1994 and $1.8 million for the year ended June 30, 1993. In addition, the Company's losses in connection with FHA-insured loans (primarily in connection with unreimbursed interest advances and legal fees) were $3.3 million in fiscal 1994 and were $4.1 million for the year ended June 30, 1993. Substantially all of the remaining portfolio was serviced on a non-recourse basis without risk of loss to the Company.

     Property acquired through the foreclosure process, known as real estate owned ("REO"), is frequently located in an area where real estate values have declined significantly due to economic conditions. The Company then must liquidate the property at an amount which, in most cases, results in a loss. Losses occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the then outstanding principal balance of such mortgage loan (net of the amount remitted by the VA) and the costs of holding and disposing of such underlying property. This loss, in the case of VA no-bids, is absorbed by the Company. The Company believes its reserves are adequate to cover losses associated with all anticipated VA no-bid cases.

     In the case of loans backed by FNMA or FHLMC, the servicer has the option to purchase insurance pursuant to which foreclosure losses are the responsibility of FNMA or FHLMC, and not of the servicer. As is customary in the industry, substantially all of the FNMA and FHLMC servicing in the Company's portfolio is covered by such insurance. Additionally, substantially all foreclosure risk on portfolios owned by private investors is borne by the investors and not by the Company.

     The following chart sets forth certain delinquency rates (expressed as a percentage of the number of loans in the primary servicing portfolio) as at each June 30 in the five years ended June 30, 1994:

                                       Loan Delinquency Rates
                                 of the Mortgage Servicing Portfolio



Year/Month     30-day   60-day   90-day   120+-day   Net(1)   Foreclosure   Bankruptcies   Gross(2)
- ----------     ------   ------   ------   --------   ------   -----------   ------------   --------
1990 June        4.38     1.07     0.37      0.56     6.38        0.70           0.67        7.75
1991 June        5.34     1.06     0.32      0.28     7.00        0.72           0.68        8.40
1992 June        4.17     0.77     0.26      0.24     5.44        0.80           0.69        6.93
1993 June        3.72     0.86     0.33      0.29     5.20        0.79           0.83        6.82
1994 June        3.43     0.85     0.29      0.36     4.93        0.88           0.83        6.64

(1)  Includes all delinquencies and forbearances; excludes foreclosures and bankruptcies.
(2)  Includes all delinquencies, forbearances, foreclosures and bankruptcies.
/TABLE

Other Services

     Insurance Agency Services. The Company provides brokerage services for a variety of insurance products related to the Company's business and the needs of the Company's homeowners. The products include temporary hazard insurance, permanent fire, casualty and extended homeowner coverages and mortgage life insurance, accidental death, disability and hospital indemnity coverages. The Company sells insurance products as agent and does not retain any underwriting risk.

     Field Services. The Company monitors the condition of properties, assures property preservation and interviews delinquent mortgagors. The Company's field services unit, in addition to its work for the Company, also serves approximately 35 leading mortgage servicers. The field services unit currently inspects approximately 52,000 properties a month for outside customers and 10,000 properties a month for the Company. Field services employs approximately 132 field inspectors located throughout the United States.

Discontinued Operations

     Information Systems. Through LIS the Company provides information management services and products to the mortgage banking industry. Its products include software packages for mortgage loan servicing, loan production, secondary marketing and master servicing, which it markets on both a service bureau and licensing basis. These systems form the Excelis line of products. In 1991 the Company introduced its Excelis mortgage loan servicing system ("Excelis-MLS"). Excelis-MLS is a software package based on an IBM-compatible system that automates a large portion of the previously manual servicing functions and increases employee productivity. The Company's servicing portfolio was converted to Excelis-MLS in June 1991 and conversion of the Company's external service bureau customers' servicing portfolios began in April 1991 and completed in fiscal 1993. The Company also provides general accounting and other data processing, telecommunications and information services and other software products for internal use by the Company and its affiliates and for external customers. While Lomas Mortgage is LIS' largest customer, approximately 46 percent of LIS' revenue was derived outside the Company and its affiliates during the fiscal year ended June 30, 1994.

     At June 30, 1994 the Company's service bureau processed, for the Company and its external customers, a combined total of approximately 1.3 million mortgages and handled approximately one million transactions per day. The Company's system processes payments collected from mortgagors, posts funds to appropriate accounts, processes disbursements to the investors who own the mortgages or mortgage-backed securities and monitors escrow accounts, foreclosures and other items. The Company also maintains an extensive telecommunications network to service its customers nationwide, and provides voice communication systems and services for the Company and certain other parties. LIS added, in fiscal 1993, outsourcing and computer utility services to the service products it provides. The Company provided data processing services to approximately 62 commercial banks, savings and loan associations and mortgage banking concerns at June 30, 1994.

     The Company recorded a provision at June 30, 1994 of $33.5 million related to the sale proposed of the majority of the LIS assets. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Information Systems."

     Short Term Lending. The Company's short term construction, acquisition and development lending portfolio and operations were transferred to its wholly-owned subsidiary, ST Lending, Inc. ("STL"), a Delaware corporation formed upon consummation of LFC's reorganization on January 31, 1992. The Company discontinued its short term lending operations as of that date. Lomas Management, Inc. ("LMI"), another wholly-owned subsidiary of the Company, manages the assets of STL pursuant to a management agreement.

     Over the past several years, STL has experienced significant defaults on loans in its short term lending portfolio due to the continuing weakness in real estate markets. Continued absence of liquidity in capital and credit markets negatively impacts all sellers of real estate and could cause STL to make additional provisions for losses in the future. During the fiscal year ended June 30, 1994, STL made $10.1 million of provision for losses in the short term lending portfolio, which resulted in a total reserve balance of $14.7 million, or 13 percent, of the short term lending portfolio at June 30, 1994.

     Substantially no new commercial loans and only a limited number of residential single-family construction loans have been originated since September 1989 and it is not contemplated that any new loans of either type will be originated in the foreseeable future. New single-family construction ("SFC") commitments and loans have been made principally to retire outstanding acquisition and development ("A&D") loans as construction of homes commences on developed lots securing payment of such A&D loans.

     STL is expected to close the sale of 12 of its properties on or about September 30, 1994 for approximately $32 million. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

     The Company has also discontinued the operations of three small real estate subsidiaries, LLG Lands, Inc., Vistamar, Inc. and Lomas Properties, Inc., with combined net assets of $13.5 million at June 30, 1994.

Regulation

     The Company is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, VA, GNMA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to investors, and GNMA requires the maintenance of specified net worth levels. The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-In-Lending Act, Real Estate Settlement Procedures Act ("RESPA") and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits by borrowers and administrative enforcement actions.

     Certain states require that interest be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums. In late 1991, legislation was proposed in the United States House of Representatives which would establish a uniform interest payment requirement regarding the payment of interest on, and otherwise regulate, escrow accounts. If this or similar legislation is enacted in the future, it would reduce the benefit which the Company currently derives from the use as compensating balances of that portion of escrow, agency and fiduciary funds that relates to taxes and insurance. Other proposed federal legislation, if enacted, would impose minimum capital requirements on FNMA and FHLMC. To the extent this increases these agencies' costs of operation and a portion of this cost is passed on to the Company, the Company's results of operations could be adversely impacted.

     The Company's information systems services are subject to oversight by agencies of the federal government to the extent those services are performed on behalf of federally insured financial institutions.

Competition--General

     The business conducted by the Company is competitive. The Company competes with other mortgage bankers, other providers of information systems services to the mortgage banking industry, financial institutions and subsidiaries of industrial corporations. The Company believes that it competes in obtaining sources of servicing rights on the basis of price and services provided. Many of the Company's competitors have financial resources that are substantially greater than those of the Company. The Company believes that because of the systems and personnel required of a large servicer, certain economies of scale influence the cost of providing servicing and that its infrastructure allows it to take advantage of these economies of scale. In addition, the Company believes that it has a competitive advantage in that it does not bear the incremental risk and expense of supporting a large retail origination network.

Employees

     At June 30, 1994 the Company had 2,146 full-time employees of which 419 were employed by LIS and 41 were employed by LMI. None of the Company's employees were represented by any union.

Item 2.   PROPERTIES

     The Company's principal executive offices are located at 1600 Viceroy Drive, Dallas, Texas. Its mortgage banking operations, data processing and short term lending operations are located in nearby buildings in Dallas, Texas, owned by the Company. The buildings owned by the Company are subject to a first mortgage note executed in favor of an insurance company. At June 30, 1994 the Company's continuing operations had future minimum rental commitments for noncancelable leases for office space extending beyond June 30, 1999 totaling $3.9 million.

Item 3.   LEGAL PROCEEDINGS

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class action complaint in the Circuit Court of Cook County, Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits against the plaintiffs. In addition, the complaint asks for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class-action counterclaims have been filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     On August 26, 1994, the United States District Court for the Northern District of Illinois preliminarily approved a settlement that, if finally approved, will result in the dismissal, with prejudice, of all claims that were or could have been brought by the class. Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of this procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than six-hundred thousand dollars ($600,000). Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. Lomas Mortgage has recorded a reserve at June 30, 1994 for the estimated rebate and attorneys' fees.

     A hearing to determine whether the Court should finally approve the settlement is currently scheduled for November 21, 1994.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The New York Stock Exchange trading symbol for LFC's common stock is LFC. The approximate number of holders of record of LFC's common stock at June 30, 1994 was 2,800. In addition, depository companies held stock for approximately 13,300 beneficial owners. There were approximately 2,300 holders of LFC's warrants and approximately 400 holders of LFC's 9 percent Senior Convertible Notes. During the last two fiscal years, LFC has not declared any dividends and the high and low prices per share have been as follows:

                          1994             1993        Dividends Declared
                      -------------   --------------   ------------------
                       High    Low    High      Low    1993          1992
                      ------  -----   -----    -----   ----          ----
First quarter         10-1/2  7-7/8   8-7/8    6-1/2    --            --
Second quarter        10-7/8  7-1/4   8-7/8    6-7/8    --            --
Third quarter         9-1/4   7-1/4   8-3/4    6-3/4    --            --
Fourth quarter        8-1/2   4-5/8   8-1/2    7        --            --

     LFC is restricted from paying dividends on its common stock under the terms of its $140 million 9 percent Senior Convertible Notes, which limits any dividends to 50 percent of LFC's consolidated net income after January 1, 1992. For information concerning restrictions of Lomas Mortgage's $150 million 9.75 percent notes and $190 million 10.25 percent notes on dividend payments and restrictions of warehouse and working capital lines of credit agreements on advances to LFC, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data-- Debt."

Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     All periods presented below have been restated for discontinued operations. See "Item 8. Financial Statements and Supplementary Data-- Discontinued Operations." Effective December 31, 1991 the Company adopted fresh start reporting in connection with the Company's reorganization. See "Item 8. Financial Statements and Supplementary Data--Accounting Policies." Since January 1, 1992 a vertical black line has been placed to separate pre-reorganization financial data from post-reorganization financial data since they are not prepared on a comparable basis.

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                        SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                                        |
                                                      Year Ended June 30   Six Months   |    Six Months       Year Ended June 30
                                                     -------------------      Ended     |       Ended        --------------------
                                                       1994       1993    June 30, 1992 | December 31, 1991    1991       1990
                                                     ---------  --------  ------------- | -----------------  ---------  ---------
                                                                           (in thousands, except share data)
                                                                                        |
Statement of Operations Data:                                                           |
  Revenues from continuing                                                              |
    operations                                        $271,058  $293,354     $132,613   |       $129,699      $210,656   $196,996
  Income (loss) from continuing                                                         |
    operations                                       $(108,502)  $29,557      $11,558   |        $(2,652)      $32,194   $(41,302)
  Loss from                                                                             |
    discontinued operations                           $(74,164) $(17,263)    $(29,280)  |       $(20,211)    $(151,263) $(654,150)
  Extraordinary item                                        --        --           --   |       $932,238            --         --
  Net income (loss)                                  $(182,666)  $12,294     $(17,722)  |       $909,375     $(119,069) $(695,452)
  Earnings (losses) per share:                                                          |
    Income (loss) from continuing                                                       |
      operations                                         (5.39)     1.47          .57   |              *             *          *
    Net income (loss)                                    (9.07)      .61         (.88)  |              *             *          *
  Average number of shares                              20,132    20,117       20,108   |              *             *          *

*Not meaningful due to different capital structure.
                                                              As of June 30        |     As of June 30
                                                   ------------------------------- | --------------------
                                                     1994       1993       1992    |    1991       1990
                                                   ---------  ---------  --------- | ---------  ---------
                                                                  (in thousands of dollars)
                                                                                   |
Balance Sheet Data:                                                                |
  Assets of continuing operations                    964,315  1,279,929  1,392,180 | 1,335,395  1,041,544
  Purchased future mortgage servicing                                              |
    income rights                                    382,009    436,487    418,617 |   364,633    342,492
  First mortgage loans held for sale                 257,534    368,266    387,726 |   242,955     92,428
  Term debt of continuing operations                 523,229    532,198    515,020 |    62,020     92,684
  Liabilities subject to Chapter 11 proceedings           --         --         -- | 2,010,741  2,019,200
  Stockholders' equity (deficit)                     141,435    324,079    309,310 |  (602,703)  (485,009)
  Escrow, agency and fiduciary funds                 603,163  1,082,591    709,048 | 1,203,250    693,707

                                                                                As of June 30
                                                              -------------------------------------------
                                                               1994     1993     1992     1991     1990
                                                              -------  -------  -------  -------  -------
                                                                (dollars in billions, except loan data)
Selected Operating Data:
  Unpaid principal amount of mortgage loans serviced:
    Mortgage servicing                                          $34.0    $32.7    $29.3    $26.9    $23.8
    Master servicing                                             $8.4    $12.5    $10.1     $4.6     $6.0
  Number of loans:
    Mortgage servicing                                        565,531  605,655  600,205  628,734  602,114
    Master servicing                                          136,609  169,302  120,864   84,680   96,836
  Average loan size:
    Mortgage servicing                                        $60,103  $53,953  $48,881  $42,853  $39,508
    Master servicing                                          $61,816  $74,064  $83,193  $54,264  $62,170
  Loans serviced per employee                                     980      920      886      916      887

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company reported losses from continuing operations in fiscal 1994 of $108.5 million compared to pretax income of $33.4 million in fiscal 1993 and income for the combined year ended June 30, 1992 of $10.0 million. The Company also reported losses from discontinued operations of $74.2 million, $17.3 million and $49.5 million for fiscal 1994 and 1993 and combined year ended June 30, 1992, respectively.

     Of the $108.5 million loss from continuing operations in Fiscal 1994, $95.5 million or 88 percent was attributable to non-recurring charges taken during the year (i) to reduce the carrying value of the Company's investment in purchased mortgage servicing rights by $80 million and (ii) to cover the $15.5 million cost of two workforce reductions and related restructurings, which in aggregate involve the terminations of approximately 400 employees or 20 percent of the Company's workforce. The first of the reductions in force was accomplished in January 1994 and the second is scheduled for completion in November 1994. The remaining 12 percent or $12.9 million of the loss from continuing operations, is attributable primarily to the fact that the Company's mortgage banking division was plagued throughout the year by unprecedented rates of portfolio runoff and as a result earned less (before non-recurring charges) in fiscal 1994 than in the prior year. Of the $74.2 million loss from discontinued operations in fiscal 1994, $51 million or 69 percent derived from special charges (i) a $33.5 million provision related to the pending sale of the Company's information system, and (ii) a $17.5 million related to the Company's discontinued short term lending operations. The $23.2 million remainder derived from operating losses incurred in 1994 in the Company's information systems business which is scheduled to be sold on or about October 31, 1994.

     The results of continuing operations of each of the Company's operating divisions for the year ended June 30, 1994 and 1993, six months ended June 30, 1992, six months ended December 31, 1991 and combined year ended June 30, 1992 are set forth in the following table (in thousands):

                              Year Ended June 30   Six Months    |    Six Months        Combined
                             -------------------      Ended      |       Ended         Year Ended
                               1994       1993    June 30, 1992  | December 31, 1991  June 30, 1992
                             ---------  --------  -------------  | -----------------  -------------
                                                                 |
Operating income (loss)                                          |
  Mortgage banking           $   6,895  $ 40,031     $14,411     |     $ 11,530         $ 25,941
  Other                          2,653    13,207      8,423      |        6,792           15,215
                             ---------  --------     ------      |     --------         --------
      Operating income           9,548    53,238     22,834      |       18,322           41,156
  General and                                                    |
    administrative              (9,327)   (7,232)    (3,867)     |       (3,422)          (7,289)
  Corporate interest income                                      |
    (expense)                  (13,153)  (12,637)    (6,270)     |        9,386            3,116
                             ---------  --------     ------      |     --------         --------
      Operating income                                           |
        (loss) before                                            |
        provisions             (12,932)   33,369     12,697      |       24,286           36,983
  Provisions for                                                 |
    restructuring              (15,570)       --         --      |           --               --
  Provisions for impairment                                      |
    of PMSRs                   (80,000)       --         --      |           --               --
                             ---------  --------     ------      |     --------         --------
      Operating income                                           |
        (loss) before                                            |
        reorganization items                                     |
        and federal income                                       |
        tax equivalent                                           |
        provision             (108,502)   33,369     12,697      |       24,286           36,983
  Reorganization items--net         --        --         --      |      (26,938)         (26,938)
                             ---------  --------     ------      |     --------         --------
      Operating income                                           |
        (loss) before                                            |
        federal income tax                                       |
        equivalent provision  (108,502)   33,369     12,697      |       (2,652)          10,045
Federal income tax equivalent                                    |
  provision                         --     3,812      1,139      |           --            1,139
                             ---------  --------     ------      |     --------         --------
      Operating income                                           |
        (loss) from
        continuing
        operations           $(108,502) $ 29,557     $11,558     |     $ (2,652)        $  8,906
                             =========  ========     ======      |     ========         ========

Results of Operations--Year Ended June 30, 1994 Compared With Year Ended June 30, 1993

     Mortgage Banking. During the years ended June 30, 1994 and 1993 and the combined year ended June 30, 1992, the operating results of mortgage banking were as follows (in millions):


                                                    Year Ended June 30          Six Months    |    Six Months       Combined Year
                                              --------------- --------------       Ended      |       Ended             Ended
                                                   1994            1993        June 30, 1992  | December 31, 1991   June 30, 1992
                                              --------------- --------------  --------------- | -----------------  --------------
                                                                                              |
Loan administration                                                                           |
  Primary servicing                           $135.7          $137.4          $ 71.2          | $ 70.8             $142.0
  Master servicing                              12.1            13.5             4.8          |    4.4                9.2
  Expenses                                     (66.3)          (65.8)          (32.0)         |  (35.9)             (67.9)
  Amortization                                 (68.3) $ 13.2   (61.9) $ 23.2   (27.7) $ 16.3  |  (24.8)     $14.5   (52.5) $ 30.8
                                              ------          ------          -------         | ------             ------
Insurance                                                                                     |
  Agency                                         8.9             8.2             4.8          |    3.5                8.3
  Mortgage plans                                 4.7             4.4             2.0          |    2.3                4.3
  Expenses                                      (4.9)    8.7    (4.9)    7.7    (2.7)    4.1  |   (2.3)       3.5    (5.0)    7.6
                                              ------          ------          -------         | ------             ------
Banking (including                                                                            |
  warehousing and                                                                             |
  investment income                                                                           |
  and interest                                                                                |
  expense)                                                                                    |
    Revenues                                    44.8            50.3            20.4          |   22.5               42.9
    Expenses                                   (66.7)  (21.9)  (65.1)  (14.8)  (33.0)  (12.6) |  (31.0)      (8.5)  (64.0)  (21.1)
                                              ------          ------          -------         | ------             ------
Portfolio Production                                                                          |
  Revenues                                      47.7            36.0            12.2          |    8.6               20.8
  Expenses                                     (28.9)   18.8   (12.7)   23.3    (4.0)    8.2  |   (4.3)       4.3    (8.3)   12.5
                                              ------          ------          -------         | ------             ------
Field services                                                                                |
  Revenues                                      13.6            15.1             4.9          |    5.2               10.1
  Expenses                                     (13.1)    0.5   (13.8)    1.3    (4.3)    0.6  |   (4.2)       1.0    (8.5)    1.6
                                              ------          ------          -------         | ------             ------
Fund and asset                                                                                |
  management                                                                                  |
  Revenues                                       8.3            22.8             7.5          |    7.5               15.0
  Expenses                                      (2.2)    6.1    (6.0)   16.8    (3.1)    4.4  |   (2.5)       5.0    (5.6)    9.4
                                              ------          ------          -------         | ------             ------
Other departments                                                                             |
  Revenues                                       1.8             1.0             1.5          |    1.3                2.8
  Expenses                                      (3.2)   (1.4)   (6.1)   (5.1)   (3.0)   (1.5) |   (3.2)      (1.9)   (6.2)   (3.4)
                                              ------          ------          -------         | ------             ------
General and                                                                                   |
  administrative                                                                              |
  expenses                                             (17.1)          (12.4)           (5.1) |              (6.4)          (11.5)
                                                      ------          ------          ------- |             ------         ------
  Operating income                                                                            |
    before provisions                                    6.9            40.0            14.4  |              11.5            25.9
Provisions for                                                                                |
  restructuring                                         (9.1)             --              --  |                --              --
Provisions for impair-                                                                        |
  ment of PMSRs                                        (80.0)             --              --  |                --              --
                                                      ------          ------          ------- |             ------         ------
    Pretax income                                                                             |
      (loss) from                                                                             |
      continuing                                                                              |
      operations                                      $(82.2)         $ 40.0          $ 14.4  |      $      11.5        $  25.9
                                                      ======          ======          ======= |             ======         ======

     Loan administration operating income for fiscal 1994, before an $80.0 million provision to reduce the carrying value of the Company's investment in PMSRs, was $13.2 million, down from $23.2 million in fiscal 1993, principally because portfolio amortization at $68.3 million in fiscal 1994 before the $80.0 million provision for PMSR impairment was $6.4 million higher than in fiscal 1993. The Company's portfolio runoff rate on an annualized basis was 33.0 percent during fiscal 1994 compared to 31.3 percent during fiscal 1993. The runoff rate on an annualized basis for the month of June 1994 had been reduced to 18.6 percent. The Company's booked investment in its $34.0 billion primary mortgage servicing portfolio was $382.0 million at June 30, 1994. The decrease in master servicing revenues was principally a result of the decline in the master servicing portfolio to $8.4 billion during fiscal 1994, down from $12.5 billion at June 30, 1993, which was caused by unusually high rates of runoff (particularly of Capstead Mortgage Corporation ("Capstead") related mortgages) and the cessation of additions of new Capstead related loans to the Company's master servicing portfolio.

     The Company periodically monitors its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSRs due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses are performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis.
If an individual mortgage tranche's estimated undiscounted net cash flow is less than the carrying value of the tranche, that tranche is written down to the projected amount of the undiscounted cash flow. In addition, the Company amortizes the capitalized PMSRs in proportion to, and over the period of, the estimated net servicing income. This policy causes a larger portion of the PMSRs to be amortized in earlier periods. The expected life of the estimated net servicing income is based on the expected prepayment rates of the underlying mortgages within the tranches. See "Item 8. Financial Statements and Supplementary Data--Accounting Policies--Purchased Future Mortgage Servicing Income Rights."

     The following is an analysis of servicing fee income for the three years ended June 30, 1994 (in thousands).

                                                   Year Ended June 30
                                              -----------------------------
                                                1994      1993      1992
                                              --------- --------  --------
Servicing fee income:
  Primary:
    Directly owned                            $129,578  $134,241  $141,206
    Subservicing for others                      6,079     3,238       774
                                              --------- --------  --------
                                               135,657   137,479   141,980
  Master servicing portfolio                    12,103    13,456     9,207
                                              --------- --------  --------
    Total                                     $147,760  $150,935  $151,187
                                              ========= ========  ========

  The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                                               June 30
                                                          ----------------
                                                           1994     1993
                                                          -------  -------
Portfolio principal balances:
  Primary:
    Directly owned                                        $27,126  $27,760
    Subservicing for others                                 6,864    4,917
                                                          -------  -------
                                                           33,990   32,677
  Master servicing portfolio                                8,445   12,539
                                                          -------  -------
                                                          $42,435  $45,216
                                                          =======  =======
Portfolio loan count:
  Primary:
    Directly owned                                        474,461  530,706
    Subservicing for others                                91,070   74,949
                                                          -------  -------
                                                          565,531  605,655
  Master servicing portfolio                              136,609  169,302
                                                          -------  -------
                                                          702,140  774,957
                                                          =======  =======

Weighted average interest rate                               8.3%     8.8%

     The banking unit's net expense of $21.9 million for fiscal 1994 was $7.1 million higher than the $14.8 million net expense reported for fiscal 1993. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, was $18.7 million for both fiscal 1994 and 1993. Net interest savings from the Company's reverse interest rate swaps declined from $17.7 million in fiscal 1993 to $13.9 million in fiscal 1994. Increased warehouse credit line commitment fees and service charges resulted in $2.6 million increase in net expense. Such fees and charges totaled $4.5 million in fiscal 1994 as compared to $1.6 million in fiscal 1993, principally due to increased warehouse credit facilities from $317.5 million at June 30, 1993 to $580.0 million at June 30, 1994.

     The Company renegotiated its mortgage loan warehouse credit facilities with various banks to reduce the total bank warehouse lines of credit from $580 million to $120 million, and the Company's banking fees will be reduced in future periods. After giving effect to the reduction in the Company's warehouse related bank lines, currently available credit for warehousing, including committed lines with investment bankers, aggregates $320 million, its short term working capital lines total $50 million and its investment lines aggregate $600 million. For more information, see "Liquidity and Capital Resources" of this section.

     Income from portfolio production for fiscal 1994 was $18.8 million, down from $23.3 million in fiscal 1993. Revenues and expenses were $11.7 million and $16.2 million higher in fiscal 1994 than in 1993, respectively. The principal reason for the higher revenues and expenses in fiscal 1994 was because of the higher portfolio production in fiscal 1994 than in 1993. The Company added $12.2 billion principal amount of mortgages through flow production to its servicing portfolio in fiscal 1994 and net of record portfolio runoff, increased the unpaid principal balance of its primary servicing portfolio from $32.7 billion at June 30, 1993. However, during fourth quarter of fiscal 1994, as a result of higher interest rates, portfolio production was $1.6 billion as compared to $4.4 billion in March quarter, $3.5 billion in December quarter and $2.7 billion in September quarter. The decrease in portfolio production in the fourth quarter of fiscal 1994 accounted for the decline in operating income in portfolio production operations in fiscal 1994 as compared to fiscal 1993. Total portfolio production through flow acquisition was $10.2 billion in fiscal 1993. Portfolio production revenues for fiscal 1994 and 1993 included $24.3 million and $14.3 million, respectively, of gains from sales of first mortgage loans and related servicing income rights.

     Due to termination of the management agreement between the Company and Capstead, Capstead became self-administered at September 30, 1993. The fund and asset management unit received $4.8 million in fiscal 1994 as a result of the termination of the management agreement. The Company recorded Capstead related fee income totaling $6.1 million and $16.8 million in fiscal 1994 and 1993, respectively.

     Other departments include mortgage banking division's real estate production, real estate investment banking, property exchange and quality management operations. Operating losses for fiscal 1994 were $1.4 million compared to $5.1 million in fiscal 1993. During fiscal 1994 image processing operations, which were included in the quality management unit until June 30, 1993, were separated from the mortgage banking operations and became a wholly-owned subsidiary of LFC. Operating losses of the image processing operations were $2.4 million in fiscal 1993. Image processing loss during fiscal 1994 totaling $4.9 million was included in LFC's other income.

     The mortgage banking division's general and administrative costs increased during fiscal 1994 principally as a result of increased legal expenses, other external professional fees and corporate absorbed costs relating to unallocated office space. In fiscal 1993 these costs were charged to its affiliates.

     The Company established provisions of $80.0 million in fiscal 1994 for impairment in the carrying value of its PMSRs in response to unprecedented level of mortgage prepayments in such periods. In addition, the mortgage banking division also established in fiscal 1994 provisions to cover the cost of the reduction-in-force that occurred in January 1994 and reduction-in-force and restructuring that was approved in June 1994.

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

     The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. Period of accelerated prepayments may result in future declines of income generated from the Company's loan servicing portfolio. Conversely, if mortgage interest rates increase, the value of the Company's loan servicing portfolio may be positively affected.

     Lower short term interest rates increase the Company's net interest spread on mortgages held for sale and higher short term interest rates decrease the net yield on mortgages held for sale unless there is a corresponding increase in long term interest rates.

     Other Income. Other income of the Company was $2.7 million and $13.2 million in fiscal 1994 and 1993, respectively. Other income for fiscal 1994 included $2.1 million of gains on sale of a promissory note, which had been received by the Company in connection with the sale of its life insurance operations and sale of an option to purchase 500,000 shares of Capstead common stock. Amendments to certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation added $3.9 million in other income in fiscal 1994. Other income for fiscal 1994 also included $4.9 million loss from the Company's image processing operations.

     Other income during the year ended June 30, 1993 included a $2.2 million of gain on sale of securities, amendments to the Company's relationship with Capstead also contributed $3.0 million in other income. In addition, other income included $4.9 million of investment income and $3.1 million derived from other sources.

     Reduction in Force and Restructuring. During the second quarter of fiscal 1994, the Company announced a plan to restructure its operations with a view to decreasing expenses and enhancing productivity. Under the plan, the Company's workforce was reduced by approximately 10 percent or approximately 200 employees. In connection with the plan, the Company's continuing operations recorded a charge of $5.7 million of which $5.1 million was recorded by the mortgage banking division. Management projected that this plan would reduce the future operating costs by approximately $8.0 million.

     Higher interest rates since February 1994 has resulted in the cessation of the mortgage refinancing boom and decline in mortgage servicing portfolio runoff rates. As a result, the Company's mortgage production activity and revenues also have precipitously declined. To offset the significant declines in production-related revenues, to reduce its servicing-related costs and to move the Company toward a single-company operation, the Company initiated another restructuring plan in June 1994. Under the plan, the Company intends to reduce its workforce by another 10 percent or approximately 200 employees through terminations or a voluntary early retirement program. The planned reduction in force will be completed by December 1, 1994. In connection with the plan, the Company's continuing operations provided a reserve of $10.0 million effective June 30, 1994 (of which $4.0 million was recorded by the mortgage banking division). Of the $10.0 million, $2.9 million represents the benefits to be paid on terminations and approximately $1.3 million is the estimated pension plan curtailment loss related to voluntarily early retiring employees. Employees to be terminated include employees in mortgage production and servicing-related areas and in corporate general and administrative areas. The remaining $5.8 million reserves were provided to cover planned termination of certain lease agreements and writedown of certain fixed assets. The projected annualized cost savings is approximately $10 million. These savings will derive from a number of sources including approximately $6.6 million from reduction in force and early retirement and approximately
$2.6 million from renegotiation of the Company's warehouse agreements with various banks.

Results of Operations--Year Ended June 30, 1993 Compared With Combined Year Ended June 30, 1992

     Mortgage Banking. Loan administration contributed operating profit of $23.2 million in fiscal 1993 compared to $30.8 million for the combined year ended June 30, 1992. The primary reason for the decrease was an increase in amortization of the Company's purchased mortgage servicing rights ("PMSRs"). The amortization increased from $52.5 million for the combined year ended June 30, 1992 to $61.9 million for the year ended
June 30, 1993. The annual rate at which loans in Lomas Mortgage's primary servicing portfolio were retired was 31.3 percent in fiscal 1993 compared to 19.8 percent in fiscal 1992. The Company added $13.2 billion principal amount of mortgages to its servicing portfolio in fiscal 1993 and, net of record portfolio runoff, increased the unpaid principal balance of its primary servicing portfolio by 11.6 percent from $29.3 billion at June 30, 1992 to $32.7 billion at June 30, 1993.

     Banking, which includes warehousing and investment income and interest expense, produced an operating loss of $14.8 million in fiscal 1993 compared to a loss of $21.1 million for the combined year ended June 30, 1992. The $6.3 million net reduction in interest expense in fiscal 1993 resulted primarily from the increased utilization of warehouse credit facilities and the positive impact of the Company's reverse interest rate swap program. The Company's paid-in-full ("PIF") interest expense, which is related to prepayments of loans securing mortgage-backed securities in the Company's primary mortgage servicing portfolio, totaled $18.7 million in fiscal 1993 which was $9.6 million higher than in the prior year. The Company reduced its net interest expense in 1993 by a total of approximately $17.7 million from its reverse interest rate swap program during fiscal 1993 and also generated approximately $11.9 million of deferred income.

     The Company's portfolio and mortgage production units contributed net operating income of $23.3 million in fiscal 1993, up from the $12.5 million generated in the combined year ended June 30, 1992. The Company expanded its loan production system in fiscal 1993 with the additions of: (i) Lomega which, since its operations commenced in November 1992, established in fiscal 1993 correspondent relationships with over 100 mortgage originators;
(ii) major and continuing relationships with certain mortgage brokers and other financial institutions; and (iii) a central funding unit through which the Company expected to increase its direct loan originations in the future.

     Fund and asset management recorded operating income of $16.8 million in fiscal 1993 compared to $9.4 million in the combined year ended June 30, 1992. This was a result of the amendments to the contractual relationship between the Company and Capstead and the related acceleration of payments to the Company by Capstead. Capstead became entirely self-managed effective September 30, 1993 and the management agreement terminated on September 30, 1993. See "Item 8. Financial Statements and Supplementary Data--Transactions with Affiliates."

     Other Income. Other income during the year ended June 30, 1993 totaled $13.2 million, which included $2.2 million of gains on the sale of securities, $7.9 million of investment income and $3.1 million derived from other sources. This compares to other income for the combined year ended June 30, 1992 of $15.2 million. Other income for the combined year ended June 30, 1992 included $5.8 million of gains on sale of securities and investment income of $9.4 million.

     Corporate Interest Income (Expense). At the corporate level during fiscal 1993, the Company incurred net interest expense of $12.6 million, which compares to net interest income of $3.1 million for the combined year ended June 30, 1992. During the combined year ended June 30, 1992, corporate interest was impacted by: (a) accrual of interest expense on LFC's senior convertible notes did not commence until November 1, 1991 and
(b) the Company held and received interest payments aggregating $11.6 million on approximately $300 million principal amount of intercompany indebtedness of Lomas Mortgage. The intercompany debt was extinguished when LFC's plan of reorganization was consummated in January 1992 and, therefore, did not generate comparable corporate income during fiscal 1993. The $12.6 million of corporate interest expense in fiscal 1993 related to the outstanding senior convertible notes.

Discontinued Operations

     Discontinued operations include the Company's short term lending operations and LIS. Short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and other real estate operations. For the six months ended December 31, 1991, discontinued operations also included the Company's real estate development operations as held and operated by Vista Properties, Inc. ("Vista"), which was spun off in connection with LFC's reorganization. Operating results from discontinued operations for the years ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991 were as follows (in millions):



                                                            Year Ended June 30   Six Months    |    Six Months        Combined
                                                            ------------------      Ended      |       Ended         Year Ended
                                                              1994      1993    June 30, 1992  | December 31, 1991  June 30, 1992
                                                            --------  --------  -------------  | -----------------  -------------
                                                                                               |
Operating income (loss):                                                                       |
  LIS                                                       $(23,164) $(14,293)   $ (5,810)    |     $(12,253)        $(18,063)
  STL and LMI                                                (16,552)  (14,391)    (16,524)    |          109          (16,415)
  Other real estate operations                                  (636)      260         315     |        1,184            1,499
  Vista                                                           --        --          --     |       (9,251)          (9,251)
                                                            --------  --------    --------     |     --------         --------
Loss from operations                                         (40,352)  (28,424)    (22,019)    |      (20,211)         (42,230)
Provision for short term                                                                       |
  lending operations future losses                           (17,500)   (4,500)     (8,400)    |           --           (8,400)
Operating loss charged to reserves                            17,188    14,220          --     |           --               --
Provision for future LIS losses                               (8,500)       --          --     |           --               --
Estimated loss on disposition of LIS                         (25,000)       --          --     |           --               --
Tax benefit applicable to discontinued                                                         |
  operations                                                      --     1,441       1,139     |           --            1,139
                                                            --------  --------    --------     |     --------         --------
Loss from discontinued operations                           $(74,164) $(17,263)   $(29,280)    |     $(20,211)        $(49,491)
                                                            ========  ========    ========     |     ========         ========




     Information Systems. The operating results of information systems for the years ended June 30, 1994 and 1993 and combined year ended June 30, 1992 were as follows (in millions):


                                                            Year Ended June 30   Six Months    |    Six Months        Combined
                                                            ------------------      Ended      |       Ended         Year Ended
                                                              1994      1993    June 30, 1992  | December 31, 1991  June 30, 1992
                                                            --------  --------  -------------  | -----------------  -------------
                                                                                               |
Revenues:                                                                                      |
  External                                                  $ 17,727  $ 13,933    $  8,617     |     $  9,520         $ 18,137
  Internal                                                    20,752    21,106      10,249     |        9,438           19,687
                                                            --------  --------    --------     |     --------         --------
                                                              38,479    35,039      18,866     |       18,958           37,824
                                                            --------  --------    --------     |     --------         --------
Cash expenses:                                                                                 |
  Personnel and contract labor                               (20,846)  (22,014)    (10,980)    |      (17,569)         (28,549)
  Equipment/software rent and                                                                  |
    maintenance                                              (18,313)  (17,096)     (8,736)    |       (9,431)         (18,167)
  Voice communications                                        (4,887)   (3,812)     (2,480)    |       (2,609)          (5,089)
  General and administrative                                  (9,442)  (10,630)     (5,201)    |       (5,810)         (11,011)
                                                            --------  --------    --------     |     --------         --------
                                                             (53,488)  (53,552)    (27,397)    |      (35,419)         (62,816)
                                                            --------  --------    --------     |     --------         --------
Net cash requirement                                         (15,009)  (18,513)     (8,531)    |      (16,461)         (24,992)
Noncash items:                                                                                 |
  Depreciation and amortization                               (9,080)   (8,484)     (4,330)    |       (4,442)          (8,772)
  Enhancement capitalization                                   1,050     4,298         111     |          131              242
  Charges to conversion reserves                                  --     8,530       7,954     |        8,644           16,598
  Provision for losses                                          (125)     (124)     (1,014)    |         (125)          (1,139)
                                                            --------  --------    --------     |     --------         --------
Loss from operations                                        $(23,164) $(14,293)   $ (5,810)    |     $(12,253)        $(18,063)
                                                            ========  ========    ========     |     ========         ========


     LIS recorded operating loss of $23.2 million in fiscal 1994 compared to $14.3 million in fiscal 1993. External revenues increased to $17.7 million in fiscal 1994 from $13.9 million in fiscal 1993 principally as a result of increased outsourcing businesses since the fourth quarter of fiscal 1993 which allow external customers to utilize LIS' hardware to run their own software.

     During fiscal 1993 $8.5 million of expenses incurred relating to the conversion of existing customers to the MLS system were charged to previously provided conversion reserves and costs incurred relating to enhancement of the MLS system of $4.3 million were capitalized. For fiscal 1994 capitalized enhancement of the MLS system was $1.1 million. On a net cash basis, LIS' loss in fiscal 1994 was $15.0 million or $3.5 million less than the $18.5 million cash loss reported for fiscal 1993.

     The Company recorded a provision of $33.5 million at June 30, 1994 related to the planned disposition of the assets of the Company's information systems business. Of this provision, $25.0 million is to reduce the net asset of the segment to be sold to their estimated fair value less estimated selling expenses and to cover the remainder of the projected operating losses of LIS during the first four months of fiscal 1995, as well as expenses in connection with the disposition. The Company, on September 19, 1994, entered into a definitive letter of intent pursuant to which, subject to completion of mutually satisfactory documentation, substantially all of the assets of LIS are scheduled to be sold on or about October 31, 1994 in exchange for $2.5 million in cash; and $8.0 million note due five years after closing, which can be adjusted based on future financial performance of the information systems unit; and 35 percent of the purchaser's revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. The calculation of the present value of the estimated discounted cash flow considerations from this transaction is approximately $40 million. The Company will not retain operational or management control of the successor entity. The Company believes that during the period involved, it will recover its remaining $37.5 million of investment. The Company will apply all subsequent receipts, related to the transaction to reduce its remaining book basis until the entire $37.5 million is recovered. After full recovery of the remaining basis, all subsequent revenues will be treated as income as they are received.

     Information systems recorded a loss of $14.3 million for the fiscal year ended 1993 compared to a loss of $18 million for the combined year ended June 30, 1992. In fiscal 1993 LIS completed the conversions of its service bureau customers to its new mortgage loan servicing system, Excelis-MLS, and reduced its annual cash expenditure rate by approximately $9 million.

     Short Term Lending. In fiscal 1992 and 1993 the Company provided $15.4 million of reserves to cover future operating losses of STL and an additional $17.5 million during fiscal 1994. For the years ended June 30, 1994 and 1993, operating losses of $17.2 million and $14.2 million, respectively, were charged to these reserves. Operating losses of the short term lending operations included $10.1 million, $9.0 million and $18.9 million to provide for foreclosure losses and additional allowance for uncollectible receivables for the years ended June 30, 1994 and 1993 and combined year ended June 30, 1992, respectively. Provision for losses for fiscal 1994 also included a $6.5 million of reserve provided for the loss to be realized on the sales of property in early fiscal 1995 and for restructuring. The Company projects future operating losses from its short term lending operations of approximately $2.1 million through June 30, 1995, which has been provided for as of June 30, 1994.

     STL is expected to close a sale of 12 of its properties on or about September 30, 1994, which would generate cash of approximately $31.1 million. STL currently has on hand approximately $16.3 million in cash and its public debt has been reduced at this time to $19.0 million, resulting in a net difference between cash on hand and debt of only $2.6 million.
The sale price of $31.1 million would be reduced with a retention deposit to secure a limited six months buyback undertaking, which was escrowed at $4.5 million, resulting in net cash of $26.6 million. This will leave net cash, after repayment of the public debt, of $24.0 million. This cash would be available to LFC and the consolidated operations. The assets of ST Lending adjusted after this transaction would result in a portfolio balance, net of reserves of $45.1 million, other assets of $10.7 million and cash of $24.0 million or total assets of $79.8 million.

Liquidity and Capital Resources

     The outstanding capital and credit resources of the Company at June 30, 1994 included (in millions):

Short term debt (self-liquidating) of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
    to permanent investors                                        $  239.6
  --Secured by reverse repurchase agreements                           5.9
  --Secured by high quality short term investments                    72.1
  --Borrowings under working capital line of credit                   22.0
  --Other short term debt                                              1.4
                                                                  --------
                                                                     341.0
                                                                  --------
Term debt of Lomas Mortgage:
  --Notes due in 1997                                                150.0
  --Notes due in 2002                                                190.0
  --Other                                                             43.3
                                                                  --------
                                                                     383.3
                                                                  --------

Term notes of STL due in 1996                                         62.0

Convertible notes of LFC due in 2003                                 139.9

Stockholders' equity                                                 141.4
                                                                  --------
                                                                  $1,067.6
                                                                  ========

     Short term debt was $341.0 million at June 30, 1994, including $72.1 million principal amount borrowed under investment lines of credit and $239.6 million principal amount of warehouse debt secured by single-family mortgage loans pending delivery to permanent investors. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable under reverse repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness is self-liquidating and none of it constitutes any burden on operating cash flow.

     Lomas Mortgage had outstanding at June 30, 1994 interest rate swaps in the aggregate notional amount of $800 million, all of which were designated as hedges. For more information on the interest rate swaps, see "Item 8. Financial Statements and Supplementary Data--Financial Instruments With Off-Balance Sheet Risks--Reverse Interest Rate Swaps."

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during fiscal 1994, after paying interest on its short term debt, generated $111.7 million in cash available for (i) payment of interest on the subsidiary's $383.3 million term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and
(iv) addition to Lomas Mortgage's working capital.

     Under the terms of the warehouse agreement, servicing payment agreement and working capital line of credit that contains the most restrictive covenants, Lomas Mortgage is restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus
(iii) (a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale of capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants at June 30, 1994 was $200 million and Lomas Mortgage's net worth as defined at that date before the amendment described below was $196.8 million which restricted Lomas Mortgage from declaring dividends or making additional advances to LFC. Pursuant to the amended debt agreements which were executed in September 1994, but effective June 30, 1994, the minimum net worth requirement was reduced to $175 million and, therefore, Lomas Mortgage could transfer as intercompany advances to LFC approximately $12.0 million. The total warehouse lines of credit available was reduced to $120 million per its amendment.

     Coverage for interest payments on LFC's $140 million of convertible notes due 2003 and general corporate expenses have been and in the future are expected to be provided by (a) LFC's current cash resources, (b) dividends (if available) and intercompany advances from Lomas Mortgage, (c) cash dividends and interest income from other investments, (d) the reinstated liquidity support agreement that is provided by STL, and (e) periodic liquidations of other assets. During fiscal 1994 the Company reinstated its liquidity support agreement with STL. Under the reinstated agreement, STL, during fiscal 1994, advanced $6.2 million to LFC for the interest payment on LFC's $140 million of convertible notes due 2003. After the STL public debt is repaid, the liquidity support agreement will be terminated, and STL can make cash advances or dividends directly to LFC to the extent of STL liquidity. Also, because of the pending sale of LIS, LFC will not be required in the future to fund LIS' cash losses which were approximately $15.0 million in fiscal 1994.

     As of June 30, 1994, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture, while not an event of default, limits the Company's ability to issue additional term debt.

     STL's term notes are related to the Company's discontinued short term lending operations and are without recourse to the general credit and resources of LFC or its other subsidiaries. The STL notes are secured by STL's investments in short term real estate loans and related assets and will be self-liquidating as the collateral is retired or otherwise liquidated over the next two years. At June 30, 1994 the outstanding balance of STL's notes was $62.0 million. Subsequent to June 30, 1994 STL has made additional principal payments of $43.0 million therefore reducing the balance to $19.0 million. For information on the current status of STL's liquidity, see "Discontinued Operations--Short term Lending" of this section.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Lomas Financial Corporation

     We have audited the accompanying consolidated balance sheet of Lomas Financial Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1994, six months ended June 30, 1992 and six months ended December 31, 1991. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lomas Financial Corporation and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1994, six months ended June 30, 1992 and six months ended December 31, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP






Dallas, Texas
September 22, 1994

                        CONSOLIDATED BALANCE SHEET

               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)



                                                          June 30
                                                  ------------------------
                                                      1994         1993
                                                  -----------   ----------
ASSETS

Cash and cash equivalents                         $    7,206   $   34,368

First mortgage loans held for sale                   257,534      368,266
Investments                                          117,452      245,860
Receivables                                           84,155       85,119
Foreclosed real estate                                 8,934       18,550
                                                  ----------   ----------
                                                     468,075      717,795
Less allowance for losses                            (12,262)     (10,831)
                                                  ----------   ----------
                                                     455,813      706,964

Purchased future mortgage servicing income
  rights--net                                        382,009      436,487
Fixed assets--net                                     89,154       69,897
Prepaid expenses and other assets                     30,133       32,213
Net assets of discontinued operations                113,258      174,582
                                                  ----------   ----------
                                                  $1,077,573   $1,454,511
                                                  ==========   ==========

Escrow, agency and fiduciary funds--see contra    $  603,163   $1,082,591
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses           $   71,862   $   82,914
  Notes payable                                      341,047      416,180
  Repurchase agreements                                   --       99,140
  Term notes payable                                 383,311      392,280
  Senior convertible notes payable                   139,918      139,918
                                                  ----------   ----------
                                                     936,138    1,130,432
                                                  ----------   ----------
Stockholders' equity:
  Common stock--20,100 and 20,097 shares issued
    and outstanding                                   20,100       20,097
  Other paid-in capital                              309,429      309,410
  Retained earnings (deficit)                       (188,094)      (5,428)
                                                  ----------   ----------
                                                     141,435      324,079
                                                  ----------   ----------
                                                  $1,077,573   $1,454,511
                                                  ==========   ==========
Liability for escrow, agency and fiduciary
  funds--see contra                               $  603,163   $1,082,591
                                                  ==========   ==========
See notes to consolidated financial statements.

                                STATEMENT OF CONSOLIDATED OPERATIONS

                            LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands, except per share amounts)

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                            ----------------------------------  | -----------------
                                             Year Ended June 30   Six Months    |    Six Months
                                            -------------------      Ended      |       Ended
                                              1994       1993    June 30, 1992  | December 31, 1991
                                            ---------  --------  -------------  | -----------------
                                                                                |
Revenues:                                                                       |
  Mortgage servicing                        $ 146,312  $148,736    $ 74,462     |     $ 73,334
  Interest                                     35,609    39,617      16,722     |       13,964
  Commissions and fees                         28,288    27,616      13,020     |       12,126
  Gain on sales                                24,479    16,365       3,341     |        1,902
  Investment                                   21,763    28,207      14,439     |       18,491
  Management fees--affiliates                   2,952    10,925       7,106     |        6,598
  Other--affiliates                             5,028    13,537          --     |           --
  Other                                         6,627     8,351       3,523     |        3,284
                                            ---------  --------    --------     |     --------
                                              271,058   293,354     132,613     |      129,699
                                            ---------  --------    --------     |     --------
Expenses:                                                                       |
  Interest                                     80,431    75,717      37,923     |       20,516
  Personnel                                    74,428    69,333      29,904     |       33,332
  Other operating                              42,424    40,587      18,859     |       16,906
  Depreciation and amortization               155,310    69,021      31,197     |       28,018
  Provision for losses                         11,397     5,327       2,033     |        6,641
  Provisions for restructuring                 15,570        --          --     |           --
                                            ---------  --------    --------     |     --------
                                              379,560   259,985     119,916     |      105,413
                                            ---------  --------    --------     |     --------
Income (loss) from continuing operations                                        |
  before reorganization items and federal                                       |
  income tax equivalent provision            (108,502)   33,369      12,697     |       24,286
                                            ---------  --------    --------     |     --------
Reorganization items:                                                           |
  Interest earned on cash accumulated              --        --          --     |        9,184
  Professional fees and other                      --        --          --     |      (36,122)
                                            ---------  --------    --------     |     --------
                                                   --        --          --     |      (26,938)
                                            ---------  --------    --------     |     --------
Income (loss) from continuing operations                                        |
  before federal income tax equivalent                                          |
  provision                                  (108,502)   33,369      12,697     |       (2,652)
Federal income tax equivalent provision            --     3,812       1,139     |           --
                                            ---------  --------    --------     |     --------
Income (loss) from continuing operations     (108,502)   29,557      11,558     |       (2,652)
Loss from discontinued operations net of                                        |
  federal income tax equivalent provision     (74,164)  (17,263)    (29,280)    |      (20,211)
                                            ---------  --------    --------     |     --------
Income (loss) before extraordinary item      (182,666)   12,294     (17,722)    |      (22,863)
Extraordinary gain--discharge of debt              --        --          --     |      932,238
                                            ---------  --------    --------     |     --------
Net income (loss)                           $(182,666) $ 12,294    $(17,722)    |     $909,375
                                            =========  ========    ========     |     ========
Earnings (loss) per share:                                                      |
  Income (loss) from continuing operations     $(5.39)    $1.47        $.57     |            *
  Net income (loss)                            $(9.07)     $.61       $(.88)    |            *
Average number of shares                       20,132    20,117      20,108     |           --

*Earnings per share for the six months ended December 31, 1991 is neither comparable nor meaningful since the Company
 was recapitalized on December 31, 1991.


See notes to consolidated financial statements.


                                          STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                Years Ended June 30, 1994 and 1993
                                                Six Months Ended June 30, 1992 and
                                                Six Months Ended December 31, 1991
                                                          (in thousands)

                                                      Shares Outstanding    Stated       Par      Other     Retained
                                                     --------------------    Value      Value    Paid-in    Earnings
                                                     Preferred    Common   Preferred   Common    Capital    (Deficit)     Total
                                                     ---------   --------  ---------  --------  ---------  -----------  ---------

Balance at July 1, 1991                                 471        29,629  $ 294,166  $ 59,258  $ 196,989  $(1,153,116) $(602,703)
Net income for six months ended December 31, 1991        --            --         --        --         --      909,375    909,375
Issuance of reorganized Lomas stock                      --        20,076         --    20,076         --           --     20,076
Exchange of stock of Predecessor                       (471)      (29,629)  (294,166)  (59,258)   353,708           --        284
Fresh start reclassification of retained earnings        --            --         --        --   (243,741)     243,741         --
                                                       ----      --------  ---------  --------  ---------  -----------  ---------
Balance at December 31, 1991                             --        20,076         --    20,076    306,956           --    327,032
Net loss for six months ended June 30, 1992              --            --         --        --         --      (17,722)   (17,722)
                                                       ----      --------  ---------  --------  ---------  -----------  ---------
Balance at June 30, 1992                                 --        20,076         --    20,076    306,956      (17,722)   309,310
Net income                                               --            --         --        --         --       12,294     12,294
Federal income tax benefit recognized from
  application of pre-reorganization deductible
  temporary differences                                  --            --         --        --      2,371           --      2,371
Issuance of stock under stock plans                      --            33         --        33        220           --        253
Common stock canceled                                    --           (12)        --       (12)      (137)          --       (149)
                                                       ----      --------  ---------  --------  ---------  -----------  ---------
Balance at June 30, 1993                                 --        20,097         --    20,097    309,410       (5,428)   324,079
Net loss                                                 --            --         --        --         --     (182,666)  (182,666)
Issuance of stock under stock plans                      --             3         --         3         19           --         22
                                                       ----      --------  ---------  --------  ---------  -----------  ---------
Balance at June 30, 1994                                 --        20,100  $      --  $ 20,100  $ 309,429  $  (188,094) $ 141,435
                                                       ====      ========  =========  ========  =========  ===========  =========

See notes to consolidated financial statements.

                                               STATEMENT OF CONSOLIDATED CASH FLOWS

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                          (in thousands)

                                                                                |    Predecessor
                                                    Reorganized Company         |      Company
                                           -----------------------------------  | -----------------
                                            Year Ended June 30    Six Months    |    Six Months
                                           --------------------      Ended      |       Ended
                                             1994       1993     June 30, 1992  | December 31, 1991
                                           ---------  ---------  -------------  | -----------------
                                                                                |
Operating activities:                                                           |
  Income (loss) from continuing operations $(108,502) $  29,557    $ 11,558     |     $ (2,652)
  Noncash items included in the                                                 |
    determination of income (loss) from                                         |
    continuing operations:                                                      |
      Depreciation and amortization          155,310     69,021      31,197     |       28,018
      Provision for losses                    11,397      5,327       2,033     |        6,641
      Provisions for restructuring            15,570         --          --     |           --
      Gain on sales of mortgage servicing                                       |
        rights                                (4,841)    (2,439)        (92)    |           (2)
      Federal income tax equivalent                                             |
        provision                                 --      3,812       1,139     |           --
                                           ---------  ----------------|--------
          Cash provided by operations                                           |
            before working capital changes    68,934    105,278      45,835     |       32,005
  Net change in first mortgage loans                                            |
    held for sale                            128,812     30,494    (131,382)    |      (13,527)
  Net change in sundry receivables,                                             |
    payables and other assets                (46,383)   (13,945)    (38,296)    |        3,050
  Net cash used by discontinued operations   (21,216)   (28,680)    (18,081)    |       (8,195)
                                           ---------  ----------------|--------
          Net cash provided (used) by                                           |
            operating activities             130,147     93,147    (141,924)    |       13,333
                                           ---------  ----------------|--------
                                                                                |
Investing activities:                                                           |
  Purchases of investments                   (15,929)  (130,013)   (294,043)    |      (34,026)
  Maturities/sales of investments            147,411    273,171      41,656     |       56,446
  Purchases of loans from pools              (18,026)   (34,981)    (11,543)    |      (10,975)
  Sales of foreclosed real estate             19,598     15,143       6,897     |        8,323
  Net additions to fixed assets              (24,673)    (8,878)     (2,097)    |       (2,551)
  Purchases of future mortgage                                                  |
    servicing income rights                 (108,071)   (85,181)    (32,504)    |      (61,135)
  Sales of future mortgage                                                      |
    servicing income rights                   17,073      9,788         105     |            2
  Cash proceeds from sales of subsidiaries        --         --          --     |        4,990
  Other                                          172         26          96     |          148
  Net cash provided by discontinued                                             |
    operations                                70,789    114,416       7,791     |       40,524
                                           ---------  ----------------|--------
          Net cash provided (used) by                                           |
            investing activities              88,344    153,491    (283,642)    |        1,746
                                           ---------  ----------------|--------


                                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                                            (Continued)
                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                          (in thousands)

                                                                                |    Predecessor
                                                    Reorganized Company         |      Company
                                           -----------------------------------  | -----------------
                                                                  Six Months    |    Six Months
                                            Year Ended June 30       Ended      |         Ended
                                           --------------------                 |
                                             1994       1993     June 30, 1992  | December 31, 1991
                                           ---------  ---------  -------------  | -----------------
                                                                                |
Financing activities:                                                           |
  Net borrowings (repayments) of                                                |
    notes payable                          $ (75,133) $ (50,948)   $286,958     |     $ 50,963
  Net borrowings (repayments) of                                                |
    repurchase agreements                    (99,140)   (85,820)    148,687     |      (28,887)
  Term debt borrowings                            --    348,899          --     |           --
  Term debt repayments                        (8,968)  (331,639)       (729)    |      (16,276)
  Payment of Chapter 11 claims                    --         --          --     |     (363,256)
  Net cash provided (used) by                                                   |
    discontinued operations                  (60,005)  (118,008)        839     |       (8,177)
                                           ---------  ----------------|--------
          Net cash provided (used) by                                           |
            financing activities            (243,246)  (237,516)    435,755     |     (365,633)
                                           ---------  ----------------|--------
Net increase (decrease) in cash and                                             |
  cash equivalents                           (24,755)     9,122      10,189     |     (350,554)
Net change in cash of discontinued                                              |
  operations                                  (2,407)     1,820      (2,216)    |      (45,020)
Cash and cash equivalents at beginning                                          |
  of period                                   34,368     23,426      15,453     |      411,027
                                           ---------  ----------------|--------
Cash and cash equivalents at end                                                |
  of period                                $   7,206  $  34,368    $ 23,426     |     $ 15,453
                                           =========  ================|========

Supplemental cash flow information
  Interest paid                            $  90,597  $  71,776    $ 38,376     $     12,077
  Federal income tax paid                         --         --          --           --

See notes to consolidated financial statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                               June 30, 1994

Accounting Policies

     Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated.

     In fiscal 1990, LFC and its real estate development subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1991, the bankruptcy court confirmed the Company's plan of reorganization and subsequently the Company emerged from Chapter 11 proceedings. The Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" as of December 31, 1991. As a result of the adoption of fresh start reporting, the Company's assets and liabilities were restated to reflect their fair values and the accumulated retained earnings deficit was reclassified to other paid-in capital. Accordingly, since January 1, 1992 the Company's financial statements have been prepared as if it were a new reporting entity (referred to herein as the "Reorganized Company") and a vertical black line has been placed to separate pre-reorganization consolidated financial statements from post-reorganization consolidated financial statements since they are not prepared on a comparable basis. The exchange in securities in connection with the reorganization resulted in a gain that was reported as an extraordinary item.

     Cash and Cash Equivalents--Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. Cash balances having restrictions as to withdrawals and usage are recorded in the balance sheet as investments.

     First Mortgage Loans Held for Sale--First mortgage loans held for sale are carried at the lower of cost or market determined on a net aggregate basis. Adjustments to market are made by charges or credits to income.

     Foreclosed Real Estate--Foreclosed real estate is carried at the lower of cost or fair value minus estimated selling costs.

     Allowance for Losses--Possible losses are provided for based on management's evaluation of each situation, including the determination of collectibility and net realizable value of the asset or underlying collateral.

     Fixed Assets--Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

     Purchased Future Mortgage Servicing Income Rights--Purchased future mortgage servicing income rights ("PMSRs") represent the portion of the purchase price of mortgage servicing portfolios acquired from others allocated to future net servicing income to be derived from servicing such mortgages.

     The Company periodically monitors its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSRs due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses are performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis. If an individual mortgage tranche's estimated undiscounted net cash flow is less than the carrying value of the tranche, that tranche is written down to the projected amount of the undiscounted cash flow. In addition, the Company amortizes the capitalized PMSRs in proportion to, and over the period of, the estimated net servicing income. This policy causes a larger portion of the PMSRs to be amortized in earlier periods. The expected life of the estimated net servicing income is based on the expected prepayment rates of the underlying mortgages within the tranches.

     Pursuant to fresh start reporting, the PMSRs at December 31, 1991 (the "Fresh Start PMSRs"), reflected their fair value at that date and were considered as a single individual mortgage tranche for impairment and amortization analyses. Effective April 1, 1993 the Company changed its methodology of measuring the impairment and amortization of its Fresh Start PMSRs and disaggregated the Fresh Start PMSRs into individual mortgage tranches with similar economic characteristics. Discounted cash flows were estimated for each tranche, and the former December 31, 1991 aggregated value, net of accumulated amortization, was allocated among the disaggregated tranches in proportion to their relative discounted projected net cash flows as of March 31, 1993. Also effective April 1, 1993, the Company refined its estimates of prepayment speeds for loans serviced from using adjusted static published generic prepayment tables to using a simulation methodology that considers the specific characteristics of the Company's servicing portfolio and changes in future median interest rates. Management believes that this refined estimate more accurately estimates the future prepayments of the Company's servicing portfolio.

     Sales of Servicing Rights--The Company recognizes gain or loss on the sales of servicing rights when all risks and rewards have irrevocably passed to the purchasers and there are no significant unresolved contingencies.

     Mortgage Servicing--Fees received for servicing mortgage loans owned by investors are generally based on a stipulated percentage of the outstanding monthly principal balance of such loans and are payable only out of interest collected from mortgagors. Servicing fees, late charges and miscellaneous other fees collected from mortgagors and others are recognized as income when collected. Servicing costs are charged to expense as incurred.

     Reverse Repurchase Agreements--The Company enters into reverse repurchase agreements with financially responsible parties. Mortgage assets purchased under agreements to resell are carried at the amounts of the original purchase price which is calculated at a percentage of the market price. The reverse repurchase agreements generally mature within 60 days and are covered 100 percent by binding purchase commitments issued by responsible financial institutions. The counterparty is obligated to repurchase the underlying mortgage assets at the Company's costs plus interest differential. The Company finances the reverse repurchase agreements through a third party based on a percentage of the repurchase commitments.

     Reverse Interest Rate Swap Agreements--The Company enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as a hedge of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges are marked to market quarterly with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss on such swaps.

     Federal Income Taxes--Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") since January 1, 1992. Under SFAS 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and enacted tax rates that will be in effect for the years in which the differences are expected to reverse. Prior to January 1, 1992, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.

     Escrow, Agency and Fiduciary Funds--The Company maintains certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds are held in trust in segregated generally noninterest bearing bank accounts and are excluded from the corporate assets and liabilities of the Company.

     Earnings (Loss) Per Share--Primary earnings (loss) per share data for the years ended June 30, 1994 and 1993 and six months ended June 30, 1992 is computed using the weighted average number of shares of common and common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors (the "Directors Plan"), the 1991 Stock Incentive Program (the "1991 Program") and the 1993 Intermediate and Long Term Incentive Plan (the "1993 Program"). Common stock equivalents also include the assumed exercise of dilutive stock options. For the years ended June 30, 1994 and 1993 and six months ended June 30, 1992, assumed exercise of stock options is antidilutive and is, therefore, excluded from the computation. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with related adjustments for interest and federal income tax expense. For the years ended June 30, 1994 and 1993 and six months ended June 30, 1992, the fully diluted per share data is antidilutive.

     Information for the six months ended December 31, 1991 was prior to reorganization when the Company had a different capital structure than that of the Reorganized Company. Per share data pertaining to the predecessor company is, therefore, not meaningful and is not presented.

     Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform to the 1994 presentation.

Potential Sale of the Company

     In March 1994 the Company announced that it has retained an investment banker to assist in evaluating strategic alternatives to maximize stockholder values. Options being considered include the possibility of merging with or being acquired by another institution. However, in May 1994 the Company announced its intent to sell its wholly-owned information systems subsidiary, Lomas Information Systems ("LIS"). In September 1994, the Company entered into a letter of intent with a subsidiary of an insurance company to sell substantially all the assets of LIS. The Company recorded a provision of $33.5 million at June 30, 1994 related to the planned disposition of the Company's information systems business. This provision is to reduce the net assets of the segment to their estimated fair value and to cover the projected operating losses of LIS during the first four months of fiscal 1995, as well as expenses in connection with the sale. The transaction is expected to close on or about October 31, 1994. The Company is continuing its review with the investment banker of various strategic options concerning its mortgage banking unit.

Reduction in Force and Restructuring

     During the second quarter of fiscal 1994, the Company announced a plan to restructure its operations with a view to decreasing expenses and enhancing productivity. Under the plan, the Company's workforce was reduced by approximately 10 percent or approximately 200 employees. In connection with the plan, the Company's continuing operations recorded a charge of $5.7 million of which $5.1 million was recorded by the mortgage banking division.

     Higher interest rates since February 1994 have resulted in the cessation of the mortgage refinancing boom and decline in mortgage servicing portfolio runoff rates. As a result, the Company's mortgage production activity and revenues also have precipitously declined. To offset the significant declines in production-related revenues, to reduce its servicing-related costs and to move the Company toward a single-company operation, the Company approved another restructuring plan in June 1994. Under the plan, the Company intends to reduce its workforce by another 10 percent or approximately 200 employees through terminations or a voluntary early retirement program. The planned reduction in force will be completed by December 1, 1994. In connection with the plan, the Company's continuing operations provided a reserve of $10.0 million effective June 30, 1994 (of which $4.0 million was recorded by Lomas Mortgage). Of the $10.0 million, $2.9 million represents the benefits to be paid on terminations and approximately $1.3 million is the estimated pension plan curtailment loss related to voluntarily early retiring employees. Employees to be terminated include employees in mortgage production and servicing-related areas and in corporate general and administrative areas. The remaining $5.8 million reserves were provided to cover planned termination of certain lease agreements and writedown of certain fixed assets.

First Mortgage Loans Held For Sale

     At June 30, 1994 the Company's first mortgage loans held for sale totaled $257.5 million in principal amount, of which $252.4 million, or 98%, was committed for sale to third parties. Approximately two-thirds of the Company's commitments to sell mortgage loans held for sale are related to exclusive ongoing commitments from a major public pension fund and various state and local housing authorities to purchase, at the Company's cost, loans or FNMA-guaranteed, mortgage-backed securities collateralized by loans originated under programs sponsored by those investors. At
June 30, 1994 and 1993, first mortgage loans held for sale included approximately $138.6 million and $176.0 million, respectively, of FNMA mortgage-backed securities. At June 30, 1994 approximately 79% of the Company's pipeline (i.e., commitments to purchase loans or extend credit) was not subject to significant market risk as it has been committed for sale to the major public pension fund or various state and local housing authorities at the Company's cost. The remaining 21% of the Company's pipeline was hedged by commitments by third parties to purchase such loans based on the Company's best estimate of its market risk on its pipeline.

     At June 30, 1994 first mortgage loans held for sale also included $6.0 million of loans held under reverse repurchase agreements.

Investments

     Investments consisted of the following (in thousands):

                                                              June 30
                                                        ------------------
                                                          1994      1993
                                                        --------  --------

     Commercial paper and bank certificates of deposit  $ 72,104  $168,109
     Restricted investments                               32,281    53,173
     Mortgage servicing partnership                        5,377     3,367
     Other investments                                     4,973     7,046
     Fixed maturity securities                                71     9,540
     Marketable equity securities                          2,646     4,625
                                                        --------  --------
                                                        $117,452  $245,860
                                                        ========  ========

     Commercial paper and bank certificates of deposit are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. Revenue from the net interest spread on these transactions totaled approximately $14.2 million, $11.5 million, $7.1 million and $10.1 million for the years ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991, respectively. Investment income for the years ended June 30, 1994 and 1993 also included $2.3 million and $9.3 million, respectively, of gains, fees and interest income received on reverse interest rate swaps which were not accounted for as hedges.

     Restricted investments at June 30, 1994 includes $10 million held in escrow deposits securing the Company's indemnification obligations in connection with the sale on April 30, 1990 of the Company's commercial leasing subsidiary, ELLCO Leasing Corporation. Restricted investments at June 30, 1994 and 1993 also included $10.4 million and $8.2 million, respectively, of marketable securities purchased to fund certain benefit plans and treasury notes and certificates of deposit of $7.3 million and $11.7 million at June 30, 1994 and 1993, respectively, pledged to secure contingent repurchase obligations. Also at June 30, 1994 and 1993, cash and certificates of deposit of $2.9 million and $13.3 million, respectively, were either held on behalf of others or pledged to secure various letters of credit.

Receivables

     Receivables consisted of the following (in thousands):

                                                               June 30
                                                          ----------------
                                                           1994     1993
                                                          -------  -------

     Escrow deficiencies                                  $40,016  $35,111
     Advances on mortgage-backed securities                 7,935   14,118
     Receivables for servicing related advances and
       settlements                                          6,259    7,898
     Mortgage notes receivable                              9,284    7,361
     Foreclosure claims                                     5,395    5,733
     Accrued interest                                       2,685    4,109
     Amounts due from officers                                643    1,034
     Other accounts receivable                              7,788    6,466
     Servicing sales receivable                             4,150    3,289
                                                          -------  -------
                                                          $84,155  $85,119
                                                          =======  =======
     Escrow deficiencies and advances on mortgage-backed securities represent the advances the Company makes in connection with its loan servicing activities. The Company makes certain payments for property taxes and insurance premiums in advance of collecting them from specific mortgagors. Also, in connection with servicing mortgage-backed securities guaranteed by GNMA or FNMA, the Company advances certain principal and interest payments to security holders prior to collection from mortgagors.

Allowance for Losses

     Activity in the allowance account was as follows (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                         -------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                         ----------------------      Ended      |       Ended
                                           1994          1993    June 30, 1992  | December 31, 1991
                                         ---------    ---------  -------------  | -----------------
                                                                                |
     Beginning balance                   $  10,831    $  16,101    $ 31,395     |     $ 50,321
     Provisions for losses                  11,397        5,327       2,033     |        6,641
     Charge-offs net of recoveries         (12,857)     (10,001)    (15,750)    |      (30,589)
     Other changes--net                      2,891         (596)     (1,577)    |        5,022
                                         ---------    ---------    --------     |     --------
     Ending balance                      $  12,262    $  10,831    $ 16,101     |     $ 31,395
                                         =========    =========    ========     |     ========


/TABLE

     The allowance for losses was allocated as follows (in thousands):

                                                               June 30
                                                          ----------------
                                                           1994     1993
                                                          -------  -------

     Foreclosed real estate                               $ 3,529  $ 5,491
     Receivables                                            6,311    3,824
     Other                                                  2,422    1,516
                                                          -------  -------
                                                          $12,262  $10,831
                                                          =======  =======

Purchased Future Mortgage Servicing Income Rights

     During the year ended June 30, 1994, the Company established provisions of $80.0 million related to impairment in the carrying value of PMSRs. This provision resulted from the unprecedented prepayments that the Company has experienced and the related revision of estimated future prepayment speeds.

     PMSRs consisted of the following (in thousands):

                                                              June 30
                                                       -------------------
                                                         1994       1993
                                                       ---------  --------

     Cost of PMSRs                                     $ 535,307  $521,738
     Capitalized excess servicing fees                     3,003     2,966
                                                       ---------  --------
                                                         538,310   524,704
     Less:  Accumulated amortization                    (156,301)  (88,217)
                                                       ---------  --------
                                                       $ 382,009  $436,487
                                                       =========  ========


Purchased Future Mortgage Servicing Income Rights--(Continued)

     Changes in PMSRs were as follows (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                          ------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                          ---------------------      Ended      |       Ended
                                            1994         1993    June 30, 1992  | December 31, 1991
                                          --------     --------  -------------  | -----------------
                                                                                |
     Beginning balance                    $436,487     $418,617    $412,679     |     $364,633
     Additions                             110,665       88,384      34,026     |       62,704
     Fresh start allocation                                                     |
       from goodwill                            --           --          --     |       10,309
     Sales and writeoffs                   (16,896)      (7,350)         --     |           --
     Amortization                          (68,247)     (63,164)    (28,088)    |      (24,967)
     Impairment writeoff                   (80,000)          --          --     |           --
                                          --------     --------    --------     |     --------
     Ending balance                       $382,009     $436,487    $418,617     |     $412,679

     At June 30, 1994, 1993 and 1992 the Company serviced 565,531, 605,655 and 600,205 loans, respectively. The aggregate unpaid principal balance of the Company's servicing portfolio was $34.0 billion, $32.7 billion and $29.3 billion at June 30, 1994, 1993 and 1992, respectively.

Fixed Assets

     Fixed assets, at cost, consisted of the following (in thousands):

                                                              June 30
                                                        ------------------
                                                          1994      1993
                                                        --------  --------

     Land                                               $ 10,754  $ 10,388
     Buildings                                            59,311    42,679
     Furniture, equipment and leasehold improvements      31,208    23,488
     Capitalized computer software                         2,703     1,664
                                                        --------  --------
                                                         103,976    78,219
     Accumulated depreciation                            (14,822)   (8,322)
                                                        --------  --------
                                                        $ 89,154  $ 69,897
                                                        ========  ========

     In fiscal 1993 the Company acquired an office building and adjacent land and improved the building for its intended use during fiscal 1993 and 1994 at a total capitalized cost of $25.9 million including imputed capitalized interest expense of approximately $1.0 million.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consisted of the following (in thousands):

                                                               June 30
                                                          ----------------
                                                           1994     1993
                                                          -------  -------

     Prepaid pension expense                              $16,797  $17,978
     Other prepaid expenses                                 1,857    2,590
     Unamortized debt issuance cost                         8,656   10,325
     Other assets                                           2,823    1,320
                                                          -------  -------
                                                          $30,133  $32,213
                                                          =======  =======

     At June 30, 1994 and 1993, the Company's discontinued operations had prepaid pension expense of $1,784,000 and $1,749,000, respectively, which were included in net assets of discontinued operations.


Debt

     Outstanding balances and average interest rates were as follows (dollars in thousands):

                                                 Average Annual                   Average Annual
                                                Interest Rate for                 Interest Rate for
                                                   Year Ended                        Year Ended
                                                  June 30, 1994                   June 30, 1993
                                 June 30, 1994         (%)         June 30, 1993         (%)
                                 -------------  -----------------  -------------  -----------------
Notes Payable:
  Warehouse lines of credit        $245,570            3.5           $248,071            1.8
  Investment lines of credit         72,105            1.0            168,109            1.1
  Senior secured working capital
    credit agreements                22,000            7.3                 --             --
  Other                               1,372            2.0                 --             --
                                   --------           ----           --------           ----
                                   $341,047            3.2           $416,180            1.5
                                   ========           ====           ========           ====
Repurchase agreements              $     --             --           $ 99,140            3.5
                                   ========           ====           ========           ====

Term Notes Payable:
  Notes payable due 1997           $150,000            9.8           $150,000            9.8
  Notes payable due 2002            190,000           10.3            190,000           10.3
  Mortgage note payable due 1996*    40,026           10.0             41,163           10.0
  Other term notes payable            3,285            2.5             11,117            6.7
                                   --------           ----           --------           ----
                                   $383,311           10.3           $392,280           10.0
                                   ========           ====           ========           ====

Senior convertible notes due 2003  $139,918            9.0           $139,918            9.0
                                   ========           ====           ========           ====

*The mortgage note is payable in monthly installments and matures March 1, 1996. It is secured by the Company's headquarter buildings.

     Warehouse lines of credit are used to support warehouse fundings and are principally fee-based arrangements that are calculated as a percentage of the total commitments and/or a percentage of the outstanding balance. Substantially all first mortgage loans held for sale are pledged as collateral. The Company also has entered into investment lines of credit arrangements with several financial institutions. Borrowings under these lines of credit are invested in and are secured by commercial paper and bank certificates of deposit. Escrow, agency and fiduciary funds maintained in trust accounts normally serve as compensating balances under the warehouse and investment lines of credit arrangements, and the Company incurs a reduced interest rate on borrowings as a result of these compensating balances. At June 30, 1994 amounts available under the investment lines of credit were $630.0 million, of which $72.1 million were in use.

     Mortgage-backed securities held for sale to investors are financed from time to time through repurchase agreements with securities dealers in the business of providing such financing. These repurchase agreements, which generally mature in 60 days or less, conform to the standard form of agreement utilized by the Public Securities Association. The terms and conditions of these repurchase agreements, including interest rate, are negotiated on a transaction-by-transaction basis. At June 30, 1994, amounts available under the warehouse lines of credit and repurchase agreements were $780 million, of which $245.6 million were in use.

     During the year ended June 30, 1994, the Company, through Lomas Mortgage, entered into a Senior Secured Working Capital Credit Agreement (the "3/94 Credit Agreement") with a bank (the "Lender"). Under the 3/94 Credit Agreement, the Lender agreed to provide up to $25 million of secured working capital financing through March 20, 1995 at prime rate. Assets securing this working capital line include servicing receivables, foreclosure claims, notes receivables and other receivables with a total carrying value of $49.3 million at June 30, 1994.

     On October 1, 1992 the Company, through Lomas Mortgage, issued $340 million principal amount of unsecured notes. The notes were issued in two tranches: $150 million of 9.75% notes due 1997 and $190 million of 10.25% notes due 2002. The blended interest cost on these notes is 10.03%. The net proceeds of this offering were used to retire $330 million of increasing rate term notes due 1999 which Lomas Mortgage issued pursuant to LFC's plan of reorganization.

     The senior convertible notes due 2003 bear interest at 9% and are convertible into approximately 8,000,000 shares of LFC's common stock at a conversion price of $17.50 per share. The notes may be redeemed in whole or in part at the option of the Company on or after October 31, 1993 at prices ranging from 107.2% decreasing to 100% on or after October 31, 2001. Beginning in 1997 the Company is required to provide sinking fund payments of $10 million principal each year until 2002. Dividends are restricted to 50% of LFC's accumulated consolidated net income, as defined in the indenture, since January 1, 1992. As of June 30, 1994, the Company's failure to meet certain ratio requirements contained in the covenants, while not an event of default, limits the Company's ability to issue additional term debt.

     Under the terms of the warehouse agreement, servicing payment agreement and working capital line of credit that contains the most restrictive covenants, Lomas Mortgage is restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus
(iii) (a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale of capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants at June 30, 1994 was $200 million and Lomas Mortgage's net worth as defined at that date before the amendment described below was $196.8 million which restricted Lomas Mortgage from declaring dividends or making additional advances to LFC. Pursuant to the amended debt agreements which were executed in September 1994, but effective June 30, 1994, the minimum net worth requirement was reduced to $175 million and, therefore, Lomas Mortgage could transfer as intercompany advances to LFC approximately $12.0 million. The total warehouse lines of credit available was reduced to $120 million per its amendment.

     At June 30, 1994 Notes Payable and Repurchase Agreements are due within one year and maturities of the term notes payable and the senior convertible notes payable were as follows in the following fiscal years (in thousands):

     1995                                                         $  4,541
     1996                                                           38,770
     1997                                                               --
     1998                                                          150,000
     1999                                                               --
     Thereafter                                                    329,918
                                                                  --------
                                                                  $523,229
                                                                  ========

Federal Income Taxes

     The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

     Fresh start reporting requires the Company to report federal income tax expense when in a taxable position before utilization of pre-reorganization net operating loss carryforwards and recognition of the benefit of pre-reorganization deductible temporary differences. Benefits realized in the consolidated tax return from utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at confirmation of LFC's plan of reorganization but for which a net deferred tax asset was not recorded are reported as direct additions to paid-in capital under fresh start reporting.

     The federal income tax equivalent provision (benefit) is reflected in the statement of consolidated operations as follows (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                          ------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                          ---------------------      Ended      |       Ended
                                            1994         1993    June 30, 1992  | December 31, 1991
                                          --------     --------  -------------  | -----------------
                                                                                |
     Tax (benefit) applicable to:                                               |
       Continuing operations              $     --     $  3,812    $  1,139     |     $     --
       Discontinued operations                  --       (1,441)     (1,139)    |           --
                                          --------     --------    --------     |     --------
     Total tax (benefit)                  $     --     $  2,371    $     --     |     $     --
                                          ========     ========    ========     |     ========
     Utilization of tax benefits                                                |
       of pre-reorganization deductible                                         |
       temporary differences and net                                            |
       operating loss carryforwards as                                          |
       a direct addition to paid-in                                             |
       capital pursuant to fresh                                                |
       start reporting                    $     --     $  2,371          --     |          N/A

/TABLE

        The difference between actual tax expense on continuing operations and the amount computed by applying the statutory rate to income consisted of the following components (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                          ------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                          ---------------------      Ended      |       Ended
                                            1994         1993    June 30, 1992  | December 31, 1991
                                          --------     --------  -------------  | -----------------
                                                                                |
     Tax (benefit) at statutory rate      $     --     $  6,485    $  2,375     |     $ (7,773)
     Book/tax difference in                                                     |
       amortization of purchased                                                |
       future mortgage servicing                                                |
       income and goodwill                      --       (2,673)     (1,236)    |       (1,184)
     Reorganization expenses                    --           --          --     |        9,805
     Other                                      --           --                 |         (848)
     Actual tax expense                   $     --     $  3,812    $  1,139     |     $     --

     The Company had a consolidated tax net operating loss carryforward at June 30, 1994 totaling approximately $500 million. Of this total $317 million arose prior to the reorganization and will be subject to the limitations of Internal Revenue Code Section 382. These carryovers expire in the years 2003 through 2009.

     The Company and its subsidiaries have a total deferred tax liability of $53 million as of June 30, 1994. Deferred tax assets totaled $253 million as of June 30, 1994 subject to a valuation allowance of approximately
$200 million. Of this valuation allowance, approximately $88.6 million relates to pre-reorganization tax attributes. Future utilization of these tax attributes on a consolidated basis will result in adjustments to paid-in capital. The net change in the valuation allowance of $70 million for the fiscal year ended June 30, 1994 was primarily attributable to the current year net operating loss and adjustments to the net deferral tax asset for enacted changes in the tax rates.

     Deferred tax assets (deductible temporary differences) prior to the allocation of the valuation allowance consisted of the following (in thousands):
                                                              June 30
                                                        ------------------
                                                          1994      1993
                                                        --------  --------

     Post-reorganization net operating loss carryover   $ 64,355  $ 36,654
     Pre-reorganization net operating loss carryover     110,950   107,780
     Loss reserves                                        39,926    24,835
     Deferred income on terminated swap agreements         3,253     4,430
     Purchased servicing writedown                        28,446        --
     Employee benefits                                     3,594     2,995
     Partnership income                                      114       583
     Uniform capitalization expense                        2,331     1,348
     Miscellaneous assets                                     39        --
       Total deferred tax assets                        $253,008  $178,625

   Deferred tax liabilities (taxable temporary differences) consisted of the following (in thousands):

                                                              June 30
                                                        ------------------
                                                          1994      1993
                                                        --------  --------

     Software development costs                         $ 20,918  $ 20,501
     Pension overfunding                                   4,913     4,734
     Accelerated depreciation                             17,995    17,433
     Partnership loss                                        686       945
     Excess mortgage servicing fees                        3,660     3,675
     Lease payments                                          794       954
     Miscellaneous liabilities                             4,025       389
                                                        --------  --------
                                                        $ 52,991  $ 48,631
                                                        ========  ========
Stockholders' Equity

     At June 30, 1994 LFC had 100,000,000 shares of $1 par value common stock (the "Common Stock") authorized and 20,100,000 shares issued and outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     In connection with the plan of reorganization, LFC issued warrants to its pre-reorganization equity holders to purchase an aggregate of 7,000,000 shares of Common Stock at a price equal to $29.75 per share. The warrants expire October 31, 2001.

     At June 30, 1994 there were 17,300,000 shares reserved for future issuance for the conversion of senior convertible notes, the warrants and stock plans (see "Stock Plans" below).

Stock Plans

     The Company has three stock incentive plans, namely the Directors Plan, the 1991 Program and the 1993 Program.

     Directors Plan--Directors of the Company who are not employees participate in the Directors Plan. On November 2, 1993 each participating director was granted 500 units under the Directors Plan and an additional 500 units will be granted to each participating director at the 1994 Annual Stockholders Meeting and at each annual stockholders meeting thereafter. Each unit represents the right of the holder thereof to be paid one share of Common Stock at the earlier of (i) the date such holder terminates service as a director of the Company and (ii) the tenth anniversary of the date of the award. The number of shares of Common Stock that may be granted under the Directors Plan is 100,000, and at June 30, 1994 there were 35,000 units outstanding.

     1991 Program--The 1991 Program provides for the grant of non-qualified and incentive stock options as well as the grant of performance-restricted stock and other stock-based awards to key personnel and executives based on the Company's preset performance goals approved in the confirmation of the Company's plan of reorganization. The 1991 Program authorized the grant of a maximum of 500,000 shares of Common Stock, of which 100,000 were subject to awards upon LFC's emergence from reorganization, and of which no more than 75,000 shares may be awarded as performance-restricted stock subject to intermediate term awards. The 1991 Program expired January 31, 1994.

     1993 Program--The 1993 Program provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, either in tandem with stock options or freestanding; (3) restricted stock awards; (4) performance shares; (5) performance units; (6) dividend equivalents; and (7) other stock-based awards to key personnel and executives based on each such individual's present and potential contribution to the success of the Company. The 1993 Program authorizes the issuance of Common Stock (or with respect to which awards may be granted) up to a maximum of 1,800,000 shares; provided, no more than 300,000 shares may be granted in any one fiscal year.


     During fiscal 1994 options for 287,936 shares had been granted and 1,512,064 options remained available for grant under the 1993 Program and options for 13,314 shares had been granted (net of 76,250 options canceled) under the 1991 Program prior to its expiration on January 31, 1994.

     Information on stock options is summarized below (in thousands, except price per share):

                                     Number of     Price      Aggregate
                                      Shares     Per Share   Option Price
                                     ---------   ---------   ------------

     Outstanding at July 1, 1992       193        $8.25         $1,592
     Granted                           141        $8.25          1,163
     Canceled                           (8)       $8.25            (66)
                                      ----                      ------

     Outstanding at June 30, 1993      326        $8.25          2,689
     Granted                           301        $8.25          2,485
     Canceled                          (76)       $8.25           (629)
                                      ----                      ------
     Outstanding at June 30, 1994      551        $8.25         $4,545
                                      ====                      ======

     The options expire at various dates beginning February 13, 2002 and ending January 25, 2004. At June 30, 1994 and 1993 options for 276,000 and 132,000 shares, respectively, were exercisable.

Mortgage Servicing Portfolio Risks

     The Company's combined primary servicing and subservicing portfolios include mortgage loans secured by properties located in all 50 states and the District of Columbia with the heaviest loan concentrations (in terms of principal amount) in the states of California, Texas, Florida, New Jersey, Massachusetts and Arizona. The Company's servicing portfolio is comprised of the following:

                                 June 30, 1993           June 30, 1992
                            ----------------------- -----------------------
                                        Principal               Principal
                            Number       Balance    Number       Balance
                              of       Outstanding    of       Outstanding
                             Loans    (in millions) Loans     (in millions)
                            -------   ------------- -------   -------------

     FHA--insured mortgage
       loans                166,885     $ 4,861     202,255     $ 5,991
     VA--guaranteed
       mortgage loans       106,572       2,970     128,839       3,615
     Conventional mortgage
       loans                201,004      19,295     199,612      18,155
                            -------     -------     -------     -------
                            474,461      27,126     530,706      27,761
     Subservicing            91,070       6,864      74,949       4,916
                            -------     -------     -------     -------
                            565,531     $33,990     605,655     $32,677
                            =======     =======     =======     =======

     Upon foreclosure, an FHA/VA property is typically conveyed to HUD or VA. However, when it is in the VA's financial interest, it has the authority to deny conveyance of the foreclosed property to the VA ("VA no-bids"). The VA instead reimburses the Company based on a percentage of the loan's outstanding principal balance. For GNMA loans or VA no-bids, the foreclosed property is conveyed to the Company, and the Company assumes the market risk of disposing of the property.

     In some cases, the Company is required to make guaranteed principal and interest payments on certain mortgage-backed securities regardless of actual collection from the underlying mortgage loans. In certain instances, the Company will buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the secured properties. A portion of these advances on GNMA loans are not recoverable. As of June 30, 1994 and 1993, a reserve for GNMA loans on unrecoverable advances and VA no-bids of approximately $3.1 million and $4.0 million, respectively, had been established.

     GNMA losses, including advances and VA no-bids, for the years ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991 were $8.0 million, $9.3 million, $6.5 million and $5.2 million, respectively.

     At June 30, 1994 the Company is servicing approximately $13.9 million in recourse loans that relate to servicing purchased from third parties. The Company is obligated to purchase individual mortgages from investors if such mortgages are foreclosed.

Financial Instruments With Off-Balance Sheet Risks

     Reverse Interest Rate Swaps--The Company, through Lomas Mortgage, has entered into reverse interest rate swap agreements since July 1992. Under the terms of these swap agreements, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. At June 30, 1994 interest rate swaps in the aggregate notional amount of $800 million were outstanding, all of which were designated as hedges. These swaps will mature in October 1998. The Company receives an average fixed interest rate of 4.765 percent on these swaps. The floating interest rate, which the Company pays, at June 30, 1994 was 4.5 percent. The Company has not entered into any additional interest rate swap agreements since October 1993. During the year ended June 30, 1994 and 1993, the swaps resulted in net interest savings of $13.9 million and $17.7 million, including gains of $2.3 million and $7.2 million, respectively, recognized on termination of swaps which were accounted for as speculative.

     Since its inception in July 1992 and through June 30, 1994, the swap program has generated net cash of $43.1 million, including $11.5 million of deferred income which currently is being amortized as an offset to future net interest expense at the rate of $3.3 million per year.

     The terms of the swaps provide that the counterparty, under certain circumstances, can demand collateral from Lomas Mortgage to protect against mark-to-market exposure attributable to the agreements. During fiscal 1994, as a result of increases in interest rates, Lomas Mortgage, at the request of the counterparty, pledged servicing rights related to approximately $4.8 billion of mortgage loans as collateral which had a carrying value of $98.7 million at June 30, 1994. According to an amended pledge agreement, the counterparty can demand additional collateral from Lomas Mortgage up to $2.0 billion unpaid principal balance of mortgage loans if unrealized swap termination liabilities in the future exceed $80 million.

     The swap agreements contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate if, in its reasonable business judgment, there has been a material adverse change since April 1, 1994 in the business, assets, operations or financial condition of Lomas Mortgage.

     The Company estimates that if the swap agreements had been terminated as of June 30, 1994, Lomas Mortgage would have incurred a liability, net of $11.5 million related deferred gains, of approximately $54.0 million.

     Loans Sold With Recourse--The Company has sold, with recourse, single-family mortgages with unpaid principal balances aggregating $48.5 million at June 30, 1994. The Company is obligated to repurchase individual mortgages if such mortgages reach specified stages of delinquency. At June 30, 1994 restricted cash balances of $1.4 million and treasury notes totaling
$4.7 million had been pledged to secure the Company's contingent repurchase obligations.

     Commitments to Purchase and to Sell Loans--At June 30, 1994 the Company's commitments to purchase and originate loans totaled $564.8 million of which approximately 79%, or $444.1 million, had been committed for sale to financially responsible third parties at the Company's cost. The remaining 21%, or $120.7 million, of the Company's commitments to purchase and originate loans and $257 million of loans held for sale were hedged by forward contracts to sell mortgage-backed securities of approximately $258.1 million, which represented the Company's best estimate of its market risk on such loans.

     If secondary market interest rates decline after the Company commits to an interest rate for a loan, the loan may not close and the Company may incur a loss from the cost of covering its obligations under any related forward commitments. If secondary market interest rates increase after the Company commits to an interest rate for a loan and the Company has not obtained a forward commitment, the Company may incur a loss when the loan is subsequently sold.

     Paid-in-Full Interest--In connection with servicing certain mortgage-backed securities under most of the Company's servicing agreements, the Company is required to pay to investors a full month's interest on each loan although the loan may be paid off other than on a month-end basis. Therefore, the Company is obligated to pay the investor interest at the agreed rate from the date of loan payoff through the end of the calendar month without reimbursement. At June 30, 1994 the unpaid principal balance of the Company's mortgage servicing portfolio that is subject to paid-in-full interest totaled $16.1 billion.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for those that it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available quoted market prices are used, and in other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. The derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in an immediate sale of the instruments.

     Under SFAS 107 fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The aggregate fair value amounts presented do not represent the underlying market value of the Company.

     Described below are the methods and assumptions used by the Company in estimating fair values.

     Cash and Cash Equivalents--The carrying amounts reported in the consolidated balance sheet approximate the fair values as maturities are less than three months.

     First Mortgage Loans Held For Sale--Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current commitments to purchase such loans.

     Investments--Commercial paper and bank certificates of deposit generally mature within 31 days; therefore, the carrying amounts reported in the consolidated balance sheet are the approximate fair value. Restricted cash balances approximate the fair value. Fair value on mortgage loans held for investment is estimated using the quoted market prices for securities backed by similar loans adjusted for differences in financial characteristics. Fair value on fixed-maturity debt securities are based on quoted market prices.

     Discontinued Operations--The carrying amounts for cash represent the fair value. Notes receivable's fair value is estimated by discounting cash flows at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Debt securities' fair value is estimated using the quoted market price.

     Notes Payable and Repurchase Agreements--The carrying amounts approximate fair values due to the short term maturity of these instruments.

     Term Notes and Senior Convertible Notes Payable--Fair value is based on the quoted market prices.

     Reverse Interest Rate Swaps--Fair values are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements at the reporting date.

     Commitments to Purchase and to Sell Loans--The fair value of commitments to purchase loans is based upon the difference between the current value of similar loans and the price at which the Company has committed to purchase the loans. The fair value of commitments to sell loans contracts is the estimated amount that the Company would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments.

     The estimated fair values of the Company's on-balance sheet and off-balance sheet financial instruments were as follows (in thousands of dollars):

                                   June 30, 1994         June 30, 1993
                                --------------------  --------------------
                                Carrying              Carrying
                                 Amount   Fair Value   Amount   Fair Value
                                --------  ----------  --------  ----------
     Financial Assets:
       Cash and cash
         equivalents           $   7,206  $   7,206  $  34,368  $  34,368
       First mortgage loans
         held for sale           257,534    258,067    367,383    368,272
       Investments               109,418    107,614    238,957    242,763
       Net assets of
         discontinued
         operations:
         Cash                     41,371     41,371     31,800     31,800
         Notes receivable         39,048     38,400     91,772     88,553
         Debt securities          61,987     52,689    121,992    108,268

     Financial Liabilities:
       Notes payable and
         repurchase agreements   341,047    341,047    515,320    515,320
       Term notes and senior
         convertible notes
         payable                 523,229    483,921    532,198    540,977

     Off-balance sheet items:
       Reverse interest rate
         swaps (liability)            --    (65,505)        --         --
       Commitments to purchase
         loans (liability)            --        (46)        --        422
       Commitments to sell loans      --          6         --        473

Contingent Liabilities

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class-action complaint in the Circuit Court of Cook County, Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits and in addition the complaint asks for punitive damages. On
October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class-action counterclaims have been filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     On August 26, 1994, the United States District Court for the Northern District of Illinois preliminarily approved a settlement that, if finally approved, will result in the dismissal, with prejudice, of all claims that were or could have been brought by the class. Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of this procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than six-hundred thousand dollars ($600,000). Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. Lomas Mortgage recorded a provision at June 30, 1994 for the estimated rebate and attorneys' fees.

     A hearing to determine whether the Court should finally approve the settlement is currently scheduled for November 21, 1994.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

Leases

     The Company's continuing operations incurred rental expense and had future minimum rental commitments at June 30, 1994 for noncancelable leases as follows (in thousands):

                                                 Office
                                                 Space   Equipment  Total
                                                 ------  ---------  ------
     Expense for the year ended June 30:
       Six months ended December 31, 1991        $2,661   $  415    $3,076
       Six months ended June 30, 1992            $1,499   $  434    $1,933
       1993                                      $3,316   $  811    $4,127
       1994                                      $2,977   $1,054    $4,031

     Commitments for the years ending June 30:
       1995                                      $1,052   $1,107    $2,159
       1996                                         971    1,023     1,994
       1997                                         733      338     1,071
       1998                                         632       42       674
       1999                                         501        9       510
                                                 ------   ------    ------
     Total minimum lease payments                $3,889   $2,519    $6,408
                                                 ======   ======    ======

Pension Plans

     Defined Benefit Plan--The Company's pension plan is sponsored by Lomas Mortgage. The plan is a noncontributory plan which covers substantially all employees of the Company. Benefits are based on the employee's years of service and compensation. Pension plan assets consist principally of listed stocks and bonds and United States government securities. The Company makes contributions to the plan which equal or exceed the minimum amounts required by the Employee Retirement Income Security Act of 1974.

     Credits to expense related to the defined benefit plan included the following components (in thousands):

                                                    Year Ended June 30
                                                 -------------------------
                                                  1994     1993     1992
                                                 -------  -------  -------

     Actual return on plan assets                $ 4,009  $ 3,927  $ 4,066
     Net amortization and deferrals                  132      195      428
     Service costs--benefits earned               (1,768)  (1,557)  (1,417)
     Interest on projected benefit obligations    (2,259)  (2,206)  (2,335)
     Curtailment                                  (1,260)      --       --
                                                 -------  -------  -------
     Net credit (expense) recognized             $(1,146) $   359  $   742
                                                 =======  =======  =======

        During the quarter ended June 30, 1994, the Company approved a plan of restructuring including a reduction in its workforce. As a result a group of employees covered by the defined benefit plan are to be terminated or accept early retirement benefits. An expense of $1,260,000 from the curtailment had been included in the 1994 expense.

        The funded status of the Company's defined benefit plan after giving effect to accruals and contributions was as follows (in thousands):

                                                              June 30
                                                        ------------------
                                                          1994      1993
                                                        --------  --------

     Plan assets at market value                        $ 45,385  $ 48,290
     Actuarial present value of projected benefit
       obligations                                       (29,872)  (29,192)
                                                        --------  --------
       Excess plan assets                                 15,513    19,098
     Unrecognized excess plan assets being amortized
       over 15 years                                      (6,077)   (6,917)
     Unrecognized actuarial loss                          11,574     7,787
     Unrecognized prior service cost                      (1,169)     (241)
     Loss on curtailment                                  (1,260)       --
                                                        --------  --------
     Prepaid pension expense recorded in the financial
       statements                                       $ 18,581  $ 19,727
                                                        ========  ========
     Actuarial present value of accumulated benefit
       obligations                                      $ 25,452  $ 24,649
     Actuarial present value of vested benefit
       obligations                                      $ 23,316  $ 22,705

     Assumptions used in the accounting were:

                                                              June 30
                                                        ------------------
                                                        1994   1993   1992
                                                        ----   ----   ----

     Discount/settlement rates                          7.5%   8.0%   8.5%
     Rates of increase in compensation levels           8.1%   8.1%   5.5%
     Expected long term rate of return on assets        9.0%   9.0%   9.0%

     Defined Contribution Plan--The Company has also established a 401(k) savings plan effective April 1, 1993. Substantially all employees of the Company are eligible to participate in the plan. Eligible employees are entitled to contribute up to 12% of salary, and the Company matches up to 35% of an employee's contributions up to 6% of salary. The total amount of contributions made by the Company during fiscal 1994 and 1993 was $445,000 and $108,000, respectively.

Management Security Plan

     The Company adopted a Management Security Plan ("MSP") to aid the Company in its continuous effort to attract, motivate and retain outstanding employees. Key employees of the Company who elected to participate in MSP will be paid in the event of retirement or death that portion of the employee's salary which such employee chooses as the basis for computation of his retirement or death benefits. The Company ceased new enrollments in 1985. Funds contributed to the plan are held in a trust. The assets of the trust were included in Investments and totaled $7.3 million at June 30, 1994. The trust's assets are invested at the discretion of the outside trustee. At
June 30, 1994 the assets consisted primarily of listed common stocks and fixed-income investments. Marketable securities held by the trust are carried at the lower of aggregate cost or market value. Income and expenses of the trust are included in the Company's consolidated income and expenses. The trust is irrevocable and subject only to the claims of creditors in the event of the insolvency of the Company.

Discontinued Operations

     Discontinued operations include the Company's short term lending operations and information systems operations. For the six months ended December 31, 1991, discontinued operations also included the Company's real estate development operations as held and operated by Vista Properties, Inc. ("Vista"), which was spun off in connection with LFC's reorganization.

     In May 1994 the Company announced its intent to sell LIS. In September 1994, the Company entered into a letter of intent with a subsidiary of an insurance company to sell substantially all the assets of LIS, therefore, LIS has been accounted for as discontinued operation. The 1993 and 1992 financial statements have been restated to reflect LIS as discontinued operations.

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. The Company is discontinuing its short term lending operations by orderly liquidation of its portfolio of construction, acquisition and development loans, and foreclosed real estate. Substantially no new commercial loans and only a limited number of residential single-family construction loans have been originated since June 1989. The Company projects future operating losses from its short-term lending operations of approximately $2.1 million through June 30, 1995, which has been provided for as of June 30, 1994.

     Operating results from discontinued operations for the years ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991 were as follows (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                          ------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                          ---------------------      Ended      |       Ended
                                            1994         1993    June 30, 1992  | December 31, 1991
                                          --------     --------  -------------  | -----------------
                                                                                |
     Revenues                             $ 49,039     $ 51,800    $ 29,990     |     $ 36,428
     Operating income (loss):                                                   |
       LIS                                $(23,164)    $(14,293)   $ (5,810)    |     $(12,253)
       STL and LMI                         (16,552)     (14,391)    (16,524)    |          109
       Other real estate operations           (636)         260         315     |        1,184
       Vista                                    --           --          --     |       (9,251)
     Loss from operations                  (40,352)     (28,424)    (22,019)    |      (20,211)
     Provisions for future short term                                           |
       lending operations losses           (17,500)      (4,500)     (8,400)    |           --
     Operating loss charged to reserves     17,188       14,220          --     |           --
     Provision for future LIS losses        (8,500)          --          --     |           --
     Estimated loss on disposition                                              |
       of LIS                              (25,000)          --          --     |           --
     Tax benefit applicable to                                                  |
       discontinued operations                  --        1,441       1,139     |           --
     Loss from discontinued operations    $(74,164)    $(17,263)   $(29,280)    |     $(20,211)

     Operating losses of the short term lending operations included $10.1 million, $9 million, $13.6 million and $5.3 million to provide for foreclosure losses and additional allowances for uncollectible receivables for the years ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991, respectively.

     Provision for future losses for fiscal 1994 also included a $6.5 million of reserve provided for losses to be realized on STL sales of property in early fiscal 1995 and for restructuring. The sales in early fiscal 1995 would generate net cash of approximately $27.7 million. STL currently has cash on hand of $16.4 million. After prepaying the balance of the secured notes of $19.0 million, STL would have $24.0 million of cash available to advance to the Company.

     In May 1993 the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires impairment of a loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The Company is currently evaluating the impact from the adoption of this standard. The Company is required to adopt this standard on July 1, 1995.

     Net assets of discontinued operations of short term lending were as follows (in thousands):

                                                             June 30
                                                       -------------------
                                                         1994      1993
                                                       --------  ---------
     Assets:
       Mortgage notes receivable and foreclosed
         real estate, net of allowance for
         losses of $17,904 and $31,821, respectively   $111,432  $ 202,911
       Cash and restricted cash investments              39,292     31,799
       Other assets                                       2,491      3,079
                                                       --------  ---------
                                                        153,215    237,789
     Less:
       Secured notes payable                            (61,987)  (121,992)
       Accrued interest payable and other                (3,257)    (4,224)
       Other reserves                                    (2,092)    (1,180)
                                                       --------  ---------
                                                       $ 85,879  $ 110,393
                                                       ========  =========

     STL was organized in January 1992 in connection with LFC's plan of reorganization to service, manage and orderly dispose of certain mortgage loans, participations in mortgage loans and foreclosed real estate. In connection with the reorganization, STL issued $240 million of non-recourse notes secured by its assets (the "Collateral") which will mature in 1996. The interest rate on STL's secured non-recourse notes is subject to adjustment for changes in the 90-day LIBOR rate. Principal, interest, rents and income received on the Collateral are used to fund STL's operating expenses and provide for debt service payments. Substantially all of the net assets of STL ($79.9 million at June 30, 1994) are restricted pursuant to provisions of the secured non-recourse notes.

     The yield on STL's earning loans (totaling $34.5 million at June 30, 1994) was approximately 8.84%, on its earning real estate (totaling $29.0 million at June 30, 1994) was approximately 9.0%, and on its cash (invested primarily in high-grade commercial paper) was approximately 4.06%. The interest rate on STL's debt outstanding at that date was 6.25%.

     Prepayments on the STL notes are required prior to 1996 to the extent STL's cash flow permits. During the year ended June 30, 1994, STL made principal payments aggregating $60.0 million on its secured notes, thereby reducing the balance thereof to $62.0 million. Subsequent to June 30, 1994, STL made additional principal payments of $43.0 million. The outstanding balance of the notes after application of these principal payments was $19.0 million. The secured notes are without recourse to the Company or any subsidiary thereof other than STL.

     During the year ended June 30, 1994, LFC reinstated its liquidity support agreement with STL. Under the terms of the agreement, STL, through a trustee, will make quarterly cash deposits (governed by the STL note indenture agreement) into the liquidity support trust account. Amounts deposited into the account are available to LFC for interest shortfalls on LFC's $140 million senior convertible notes. The interest shortfalls are calculated on a predetermined formula. As of June 30, 1994 STL has advanced $6.2 million to LFC for such interest shortfall. The agreement limits the aggregate advances which can be made to $20.0 million.

     Loan commitments are made to accommodate the financial needs of the Company's borrowers and are subject to the Company's normal credit policies. Guarantees and other commitments include standby letters of credit, financial guarantees and performance guarantees made by the Company to third parties on behalf of borrowers in connection with the Company's short term lending operations. Even though this segment of business is discontinued, the guarantees remain in effect. These arrangements have credit risk essentially the same as that involved in extending loans.

     Outstanding commitments and guarantees at June 30, 1994 were as follows (in thousands):

     Loan commitments on existing short term construction,
       acquisition and development loans                            $1,326
     Guarantees and other commitments                                 $766

     The Company's LIS discontinued operations provide information management services and products to the mortgage banking industry. Its products include software packages for mortgage loan servicing, loan production, secondary marketing and master servicing, which it markets on both a service bureau and licensing basis. At June 30, 1994 LIS' service bureau processed, for Lomas Mortgage and its external customers, a total of approximately 1.3 million mortgages. The Company recorded a provision of $33.5 million at June 30, 1994 related to the planned disposition of this segment of the Company's business. This provision is to reduce the net assets of the segment expected to be sold to their estimated fair value and to cover the projected operating losses of LIS during the first four months of fiscal 1995, as well as expenses in connection with the sale. The transaction is expected to close on or about October 31, 1994. Net assets of discontinued LIS were as follows (in thousands):

                                                               June 30
                                                          ----------------
                                                           *1994    1993
                                                          -------  -------

     Capitalized computer software                        $31,433  $61,361
     Other assets                                           9,548    7,210
                                                          -------  -------
                                                           40,981   68,571
     Less:   Accounts payable and other                    (3,502)  (4,382)
             Future operating losses and selling costs    (10,100)      --
                                                          -------  -------
                                                          $27,379  $64,189
                                                          =======  =======
_______________
* The amounts for June 30, 1994 are adjusted to reflect the net assets after recording the loss provision on the sale as discussed above.

Transactions With Affiliates

     On September 30, 1993 the contractual relationship between the Company and Capstead Mortgage Corporation ("Capstead"), a real estate investment trust managed by a wholly-owned subsidiary of Lomas Mortgage, was terminated and Capstead became entirely self-managed on September 30, 1993. However, Lomas Mortgage will continue to service Capstead's mortgage servicing portfolio existing at the termination of the management agreement which at June 30, 1994 totaled $6.1 billion. In connection with the early termination provision included in the amended management agreement, the Company received a final payment of $4.8 million, which represented the discounted value of payments previously scheduled to be made by Capstead to the Company during the balance of fiscal 1994 and 1995. The Company's contractual relationship with Capstead resulted in the following (in thousands):

                                                                                |    Predecessor
                                                  Reorganized Company           |      Company
                                          ------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                          ---------------------      Ended      |       Ended
                                            1994         1993    June 30, 1992  | December 31, 1991
                                          --------     --------  -------------  | -----------------
                                                                                |
Management fee income                     $  2,952     $  9,854    $  6,092     |     $  5,500
Servicing and master servicing fee                                              |
  income                                  $ 10,042     $ 15,809    $  5,222     |     $  2,456
Sale of first mortgage loans              $  4,516     $ 14,160    $  9,077     |     $  2,630
Purchase of servicing rights              $  3,379     $ 33,475    $ 22,009     |     $ 14,544
Other income                              $  5,028     $ 13,537          --     |           --

     Operating costs related to the Capstead management fee income were approximately $2.1 million, $5.8 million, $2.6 million and $2.1 million for the year ended June 30, 1994 and 1993, six months ended June 30, 1992 and six months ended December 31, 1991, respectively.

     During fiscal 1993 and 1994 the contractual relationship between Capstead and the Company was amended and shortened to provide for Capstead's move to a self-administered status on September 30, 1993. Pursuant to the amendments, the Company received management fees based on an amount equal to the Company's costs plus a fixed profit aggregating $9.4 million. The Company also agreed that for a period of one year after the termination of the agreement not to compete, organize or provide management services to any real estate investment trust. The Company received $5.3 million in connection with the non-compete agreement and a six-year option to acquire 750,000 shares of Capstead common stock at $32.625 per share which the Company recorded at $3.0 million and was included in income from other affiliates. The Company also received $4.8 million fees for early termination of the management agreement. During fiscal 1994 and 1993, the Company recognized total income of $6.0 million and $17.2 million, respectively (excluding reimbursed expenses), from the amended management agreement and the non-compete agreement.

     The Company, through a wholly-owned subsidiary (which is accounted for as a discontinued operation), is a manager of Liberte Investors ("Liberte"), a real estate investment trust. During the year ended June 30, 1993, the Company amended its management agreement with Liberte. Under the amended agreement, Liberte pays the Company management fees equal to 1% of Liberte's invested assets net of reserves. The management agreement may be terminated by either party for cause at any time upon 60-days written notice or without cause upon 90-days written notice. For the years ended June 30, 1994 and 1993, the Company received management fees of $1.9 million and $2.9 million, respectively, under the amended management agreement. For the six months ended June 30, 1992 and six months ended December 31, 1991, the Company received management fees of $880,000 and $1.0 million under the old management agreement.

     The Company, through Lomas Mortgage, is a partner and manager of Lomas Mortgage Partnership (the "Partnership"). The Company owns one-third of the Partnership and at June 30, 1994 the Company's investment in the Partnership approximated $5.4 million. The Partnership is engaged primarily in acquiring mortgage servicing rights and servicing single-family mortgages. The Company subservices all mortgages in the Partnership's mortgage servicing portfolio for its usual subservicing fees. During the year ended June 30, 1994 and 1993, the Company sold to the Partnership approximately $1.2 billion and $361.8 million in unpaid principal balance of mortgage servicing income rights with a carrying value of $13.7 million and $4.7 million for $12.1 million and $4.7 million, respectively. The PMSRs sold in fiscal 1994 had been acquired in 1994 and were expected to yield the Company an annual return of approximately 13.6 percent. The Company received subservicing fees of approximately $3.9 million and $1.4 million from the Partnership during fiscal 1994 and 1993, respectively.

Subsequent Events

     In September 1994 the Company entered into a letter of intent with an insurance company to sell substantially all the assets of LIS. For more information, see the "Discontinued Operations" footnote.

     Also for information on the sale of certain assets of STL that is expected to occur in early fiscal 1995, see the "Discontinued Operations" footnote.

Quarterly Results (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the two years ended June 30, 1994 (in thousands of dollars, except per share amounts).

                                             Year Ended June 30, 1994
                                         First   Second    Third   Fourth
                                        Quarter  Quarter  Quarter  Quarter

Revenues from continuing operations      80,064   65,761   63,833   61,400
Loss from continuing operations         (39,698) (42,503)  (4,746) (21,555)
Loss from discontinued operations        (9,869)  (5,635) (12,923) (45,737)
Net loss                                (49,567) (48,138) (17,669) (67,292)
Earnings (loss) per common share:
  Loss from continuing operations         (1.97)   (2.11)    (.24)   (1.07)
  Net loss                                (2.46)   (2.39)    (.88)   (3.34)

   During the first quarter and second quarter of fiscal 1994, the Company established provisions of $50.0 million and $30.0 million, respectively, related to impairment in the carrying value of PMSRs.

   For information concerning the Company's reduction in force and restructuring in the second quarter and fourth quarter, see "Reduction in Force and Restructuring" footnote.

   In the fourth quarter of fiscal 1994, the Company recorded a provision of $33.5 million relating to the pending sale of substantially all the assets of LIS.

                                             Year Ended June 30, 1993
                                         First   Second    Third   Fourth
                                        Quarter  Quarter  Quarter  Quarter

Revenues from continuing operations      73,616   70,463   73,352   75,923
Income from continuing operations         8,149    6,791    7,580    7,037
Loss from discontinued operations        (3,740)  (3,481)  (4,077)  (5,965)
Net income                                4,409    3,310    3,503    1,072
Earnings per common share:
  Income from continuing operations         .41      .34      .38      .35
  Net income                                .22      .16      .17      .05

                           INDUSTRY SEGMENT DATA OF CONTINUING OPERATIONS

                            LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (in thousands)

                                                                                |    Predecessor
                                                   Reorganized Company          |      Company
                                            ----------------------------------  | -----------------
                                             Year Ended June 30   Six Months    |    Six Months
                                            -------------------      Ended      |       Ended
                                              1994       1993    June 30, 1992  | December 31, 1991
                                            ---------  --------  -------------  | -----------------
                                                                                |
Revenues                                                                        |
  Mortgage banking                          $ 262,019  $279,874    $124,996     |     $122,937
  Other                                         9,039    13,880       7,911     |        6,920
                                            ---------  --------    --------     |     --------
                                                                                |
                                              271,058   293,754     132,907     |      129,857
  Intersegment revenues eliminated                                              |
    in consolidation                               --      (400)       (294)    |         (158)
                                            ---------  --------    --------     |     --------
    Total revenues per statement of                                             |
      consolidated operations               $ 271,058  $293,354    $132,613     |     $129,699
                                            =========  ========    ========     |     ========
                                                                                |
Operating profit (loss)                                                         |
  Mortgage banking                          $   6,895  $ 40,031    $ 14,411     |     $ 11,530
  Other                                         2,653    13,207       8,423     |        6,792
                                            ---------  --------    --------     |     --------
    Operating income (loss)                     9,548    53,238      22,834     |       18,322
  General and administrative                   (9,327)   (7,232)     (3,867)    |       (3,422)
  Corporate interest income (expense)         (13,153)  (12,637)     (6,270)    |        9,386
                                            ---------  --------    --------     |     --------
    Operating income (loss) before                                              |
      provisions                              (12,932)   33,369      12,697     |       24,286
  Provisions for restructuring                (15,570)       --          --     |           --
  Provisions for impairment of PMSRs          (80,000)       --          --     |           --
                                            ---------  --------    --------     |     --------
    Operating income (loss) before                                              |
      reorganization items                   (108,502)   33,369      12,697     |       24,286
  Reorganization items                             --        --          --     |      (26,938)
                                            ---------  --------    --------     |     --------
    Operating income (loss) before                                              |
      federal income tax equivalent                                             |
      provision                              (108,502)   33,369      12,697     |       (2,652)

  Federal income tax equivalent                                                 |
    provision                                      --     3,812       1,139     |           --
                                            ---------  --------    --------     |     --------
    Income (loss) from continuing                                               |
      operations                            $(108,502) $ 29,557    $ 11,558     |     $ (2,652)
                                            =========  ========    ========     |     ========

     Corporate interest income for the six months ended December 31, 1991 reflected interest charged to subsidiaries for their borrowings from LFC in excess of corporate interest expense.
/TABLE

                           INDUSTRY SEGMENT DATA OF CONTINUING OPERATIONS
                                             (Continued)
                            LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (in thousands)


                                                                                |    Predecessor
                                                 Reorganized Company            |      Company
                                         -------------------------------------  | -----------------
                                                 June 30                        |
                                         ----------------------                 |
                                            1994        1993     June 30, 1992  | December 31, 1991
                                         ----------  ----------  -------------  | -----------------
                                                                                |
Identifiable Assets                                                             |
  Mortgage banking                       $  926,995  $1,217,498   $1,311,113    |    $  869,252
  Other                                      37,320      62,431       81,067    |       124,686
                                            964,315   1,279,929    1,392,180    |       993,938
  Net assets of discontinued operations     113,258     174,582      165,335    |       183,462
    Total assets per consolidated                                               |
      balance sheet                      $1,077,573  $1,454,511   $1,557,515    |    $1,177,400





                                                                                |    Predecessor
                                                 Reorganized Company            |      Company
                                         -------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                         ----------------------      Ended      |       Ended
                                            1994        1993     June 30, 1992  | December 31, 1991
                                         ----------  ----------  -------------  | -----------------
                                                                                |
Depreciation and Amortization Expense                                           |
  Mortgage banking                       $  153,787  $   68,342   $   30,817    |    $   27,595
  Other                                       1,523         679          380    |           423
                                         $  155,310  $   69,021   $   31,197    |    $   28,018
Net Charges to Allowance for Losses                                             |
  Mortgage banking                       $   12,410  $    9,897   $   15,499    |    $   13,062
  Other                                         447         104          251    |        17,527
                                         $   12,857  $   10,001   $   15,750    |    $   30,589
Capital expenditures                                                            |
  Mortgage banking                       $   24,042  $    9,021   $    2,658    |    $    3,836
  Other                                       1,016         576           86    |           128
                                         $   25,058  $    9,597   $    2,744    |    $    3,964
/TABLE

                           INDUSTRY SEGMENT DATA OF CONTINUING OPERATIONS
                                             (Continued)
                            LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (in thousands)

        Intersegment charges to Lomas Mortgage operations are as follows (in thousands):

                                                                                |    Predecessor
                                                 Reorganized Company            |      Company
                                         -------------------------------------  | -----------------
                                           Year Ended June 30     Six Months    |    Six Months
                                         ----------------------      Ended      |       Ended
                                            1994        1993     June 30, 1992  | December 31, 1991
                                         ----------  ----------  -------------  | -----------------
                                                                                |
LIS for data processing and
  telecommunications                     $   17,061  $   17,918   $    9,052    $    8,178
Lomas Administrative Services, Inc.
  ("LAS") for various administrative
  services                                    7,487       8,064        3,882         3,950
LAS for office space                          6,026       1,717          686         686
Intellifile, Inc. for image processing        2,926          --           --         --
LFC for management fees                       1,630       1,970          725         700
LFC for interest expense (income)              (518)        166          136         11,486
                                         $   34,612  $   29,835   $   14,481    $    25,000

        During fiscal 1994 LAS changed its method of allocating office space costs. Prior to fiscal
1994 Lomas Mortgage received credit for depreciation and interest expense related to the office space occupied by other affiliates and unallocated office space totalling approximately $4.2 million. These costs were absorbed by Lomas Mortgage during fiscal 1994.

                              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                        PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                 COL. A                          COL. B      COL. C                     COL. D                       COL. E
             --------------                    ----------  ----------       ---------------------------    ------------------------
                                                                                      Deductions           Balance at End of Period
                                                                            ---------------------------    ------------------------
                                               Balance at                      (1)              (2)
                                               Beginning                     Amounts          Amounts         (1)            (2)
             Name of Debtor                    of Period   Additions        Collected       Written Off     Current     Not Current
             --------------                    ----------  ----------       ---------       -----------     -------     -----------
Year Ended June 30, 1994:
Receivable from employees of continuing operations:
  Receivable from current employees--
    Bridge notes and first mortgage loans
      Robert E. Byerley, Jr.                   $       --  $    106,000(A)  $        --     $        --     $    --    $106,000
      *John Giliam                                 36,000       158,000        (159,000)             --          --      35,000
      *Gary Kell                                   61,000            --         (61,000)             --          --          --
      Gary White                                       --       102,000(A)     (102,000)             --          --          --
        Other employees individually less
          than $100,000                           166,000        35,000(A)      (48,000)             --          --     153,000

    Open advances
      Employees individually less than
        $100,000                                    7,000        43,000         (46,000)             --       4,000          --
        Total receivables from current
          employees                               270,000       444,000        (416,000)             --       4,000     294,000
  Receivables from terminated employees--
    Bridge notes and first mortgage loans
      Henry Hortenstine                           175,000            --              --              --          --     175,000
      David Stephens                              445,000            --        (445,000)(B)          --          --          --
      Other terminated employees individually
        less than $100,000                        144,000        67,000         (41,000)             --          --     170,000
        Total receivables from terminated
          employees                               764,000        67,000        (486,000)             --          --     345,000
          Total receivables from employees of
            continuing operations              $1,034,000  $    511,000     $  (902,000)    $        --     $ 4,000    $639,000

*Officers of subsidiaries.
(A) Includes accrued interest of $9,000 added to notes principal.
(B) Includes mortgage loans of $264,000 sold to FNMA.
Note: Beginning balance of each category is different from previous year's ending balance due to the change in employment status during the year.

                              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                 PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES--(Continued)

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 COL. A                          COL. B      COL. C                     COL. D                       COL. E
             --------------                    ----------  ----------       ---------------------------    ------------------------
                                                                                      Deductions           Balance at End of Period
                                                                            ---------------------------    ------------------------
                                               Balance at                      (1)              (2)
                                               Beginning                     Amounts          Amounts         (1)            (2)
             Name of Debtor                    of Period   Additions        Collected       Written Off     Current     Not Current
             --------------                    ----------  ----------       ---------       -----------     -------     -----------
Year Ended June 30, 1993:
Receivable from employees of continuing operations:
  Receivable from current employees--
    Bridge notes and first mortgage loans
      *Gary Kell                               $  114,000  $         --     $   (53,000)    $        --     $    --    $ 61,000
      *Ronn Lytle                                  34,000            --         (34,000)             --          --          --
      *David Stephens                             464,000        12,000         (31,000)             --          --     445,000
        Other employees individually less
          than $100,000                           127,000        74,000         (39,000)             --          --     162,000

    Open advances
      Employees individually less
        than $100,000                              74,000        74,000         (69,000)             --      79,000          --
            Total receivables from current
              employees                           813,000       160,000        (226,000)             --      79,000     668,000
  Receivables from terminated employees--
    Bridge notes and first mortgage loans
      Henry Hortenstine                           175,000            --              --              --          --     175,000
      Richard Marshall                            153,000            --        (153,000)             --          --          --
      Other terminated employees individually
        less than $100,000                        107,000        84,000(A)      (79,000)             --          --     112,000
          Total receivables from terminated
            employees                             435,000        84,000        (232,000)             --          --     287,000
            Total receivables from employees
              of continuing operations         $1,248,000  $    244,000     $  (458,000)    $        --     $79,000    $955,000

*Officers of subsidiaries and affiliates.
(A) Includes accrued interest of $9,000 added to notes principal.
/TABLE

                              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                 PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES--(Continued)

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                 COL. A                          COL. B      COL. C                     COL. D                       COL. E
             --------------                    ----------  ----------       ---------------------------    ------------------------
                                                                                      Deductions           Balance at End of Period
                                                                            ---------------------------    ------------------------
                                               Balance at                      (1)              (2)
                                               Beginning                     Amounts          Amounts         (1)            (2)
             Name of Debtor                    of Period   Additions        Collected       Written Off     Current     Not Current
             --------------                    ----------  ----------       ---------       -----------     -------     -----------
Year Ended June 30, 1992:
Receivable from employees of continuing operations:
  Receivable from current employees--
    Career Executive Stock Plan(C)
      *Ted Enloe                               $1,298,000  $         --     $   (43,000)    $(1,255,000)(A) $    --    $     --
       Jess Hay                                2,435,000   --               --              (2,435,000)(B)       --          --
      *David Stephens                             100,000            --              --        (100,000)(B)      --          --
       Gary White                                 168,000            --              --        (168,000)(B)      --          --
      *Carey B. Wickland                          252,000            --              --        (252,000)(B)      --          --
       Other employees individually less
        than $100,000                             267,000            --              --        (267,000)(B)      --          --
    Bridge notes and first mortgage loans
      *Gary Kell                                  118,000            --          (4,000)             --          --     114,000
      *Ronn Lytle                                 133,000            --         (99,000)             --          --      34,000
      *David Stephens                             459,000        11,000          (6,000)             --          --     464,000
      Other employees individually less
        than $100,000                             123,000        15,000         (11,000)             --          --     127,000
    Open advances
      Ted Enloe                                   106,000         4,000        (110,000)             --          --          --
      Other employees individually less
        than $100,000                              84,000        28,000         (38,000)             --      74,000          --
          Total receivables from current
            employees                           5,543,000        58,000        (311,000)     (4,477,000)     74,000     739,000
  Receivable from terminated employees--
    Bridge notes and first mortgage loans
      Henry Hortenstine                           175,000            --              --              --          --     175,000
      Richard Marshall                            155,000            --          (2,000)             --          --     153,000
      H. H. Miller, Jr. (deceased)                 81,000            --         (64,000)        (17,000)         --          --
      Other terminated employees individually
        less than $100,000                        187,000         8,000(D)      (79,000)         (9,000)         --     107,000

    Open advances
      Other terminated employees individually
        less than $100,000                     $    4,000  $         --     $        --     $    (4,000)    $    --    $     --
          Total receivables from terminated
            employees                             602,000         8,000        (145,000)        (30,000)         --     435,000
            Total receivables from employees
              of continuing operations         $6,145,000  $     66,000     $  (456,000)    $(4,507,000)    $74,000    $1,174,000

  *Officers of subsidiaries and affiliates.
  (A) Mr. Enloe terminated his employment with the Company in fiscal 1992, this indebtedness to the Company was sold to a third part
  (B) Employees surrendered stock in lieu of cash payment to satisfy receivable in accordance with the terms of the Career Executive
      Stock Plan.
  (C) Career Executive Stock Plan receivables were written off to reserves established in 1989.
  (D) Represents accrued interest added to notes principal.
  Note: Beginning balance of each category is different from previous year's ending balance due to the change in employment status during the year.

       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Registrant's condensed financial statements for periods prior to reorganization are not presented as the Registrant had different capital structure and information for these periods is not meaningful.

                        LOMAS FINANCIAL CORPORATION
                          CONDENSED BALANCE SHEET
                              (in thousands)

                          June 30, 1994 and 1993

                                  ASSETS


                                                              June 30
                                                         1994       1993

Cash                                                   $  (1,237) $  1,925

Receivables (including $7,062 and $1,476,
  respectively, due from subsidiaries eliminated
  in consolidation)                                        7,689     2,097
Investments (including $170,234 and $262,578,
  respectively, investments in subsidiaries
  eliminated in consolidation)                           188,702   300,857
Less:  Allowance for losses                               (2,383)     (633)
                                                         194,008   302,321

Fixed assets, prepaid expenses and other assets            4,748     5,061
Net assets of discontinued operations                    113,258   174,582

                                                       $ 310,777  $483,889


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses
    (including $15,295 and $4,070, respectively,
    due to subsidiaries eliminated in consolidation)   $  29,424  $ 19,892
  Senior convertible notes payable                       139,918   139,918
                                                         169,342   159,810
Stockholders' Equity:
  Common stock                                            20,100    20,097
  Other paid-in capital (including $1,300
    eliminated in consolidation)                         309,429   309,410
  Retained earnings (deficit)                           (188,094)   (5,428)
                                                         141,435   324,079

                                                       $ 310,777  $483,889

       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Continued)

                        LOMAS FINANCIAL CORPORATION
                     CONDENSED STATEMENT OF OPERATIONS
                              (in thousands)

   Years Ended June 30, 1994 and 1993 and Six Months Ended June 30, 1992



                                             Year Ended      Six Months
                                               June 30           Ended
                                          1994       1993    June 30, 1992
Revenues:
  Investment (excluding dividends
    from subsidiaries)                  $   3,234  $  6,244    $  4,980
  Other                                     4,098     6,644         331
                                            7,332    12,888       5,311

Expenses:
  Interest                                 13,260    12,898       6,428
  General and administrative               13,957     7,232       3,867
                                           27,217    20,130      10,295
Loss before federal income tax
  equivalent provision and equity
  income (loss) of subsidiaries           (19,885)   (7,242)     (4,984)
Federal income tax equivalent benefit          --     7,265       3,439
Equity in net income (loss)
  of subsidiaries                         (88,617)   29,534      13,103
Income (loss) from continuing
  operations                             (108,502)   29,557      11,558
Loss from discontinued operations         (74,164)  (17,263)    (29,280)

Net income (loss)                       $(182,666) $ 12,294    $(17,722)

Dividends paid by subsidiaries          $     744  $ 21,083    $  3,985

       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Continued)

                        LOMAS FINANCIAL CORPORATION
                     CONDENSED STATEMENT OF CASH FLOWS
                              (in thousands)

   Years Ended June 30, 1994 and 1993 and Six Months Ended June 30, 1992


                                             Year Ended      Six Months
                                               June 30           Ended
                                          1994       1993    June 30, 1992
Operating activities:
  Income (loss) from continuing
    operations                          $(108,502) $ 29,557    $ 11,558
  Noncash items included in the
    determination of income (loss)
    from continuing operations:
      Depreciation and amortization           232       226         108
      Provision for losses and
        restructuring                       4,630        --          --
      Equity (income) loss of
        subsidiaries                       88,617   (29,534)    (13,103)
      Federal income tax
        equivalent benefit                     --    (7,265)     (3,439)
        Cash used by operations
          before working capital
          changes                         (15,023)   (7,016)     (4,876)
  Net change in receivables, payables
    and other assets                       (3,912)   (7,219)    (29,348)
                                          (18,935)  (14,235)    (34,224)

Investing activities:
  Purchases of investments                 (3,525)     (997)         --
  Sales of investments                     26,467     4,681      29,583
  Other                                        31      (151)       (145)
                                           22,973     3,533      29,438
Financing activities:
  Change in receivables/payables
    from/(to) subsidiaries                  5,639    34,197      13,497
  Funding of discontinued LIS
    operations                            (19,854)  (23,998)    (13,903)
  Change in receivables/payables
    from/(to) discontinued short term
    lending and other real estate
    operations                              7,015    (6,455)      1,669
                                           (7,200)    3,744       1,263

Net decrease in cash and cash
  equivalents                              (3,162)   (6,958)     (3,523)
Cash and cash equivalents at
  beginning of period                       1,925     8,883      12,406

Cash and cash equivalents (deficit)
  at end of period                      $  (1,237) $  1,925    $  8,883

                                               SCHEDULE IX -- SHORT TERM BORROWINGS

                                           LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                             COL. B         COL. C         COL. D        COL. E        COL. F
                                                                                           Maximum       Average      Weighted
                                                                                           Amount        Amount        Average
                                                           Balance at      Weighted      Outstanding   Outstanding  Interest Rate
                                                             End of         Average      During the    During the    During the
                                                             Period      Interest Rate     Period       Period(1)     Period(2)
Year Ended June 30, 1994:
  Notes payable to banks and others                        $245,570,000       3.64%     $428,567,000  $302,531,000        2.46%
  Investment lines of credit                                 72,105,000       1.00%      174,805,000   128,073,000        1.34%
  Repurchase agreements                                              --         --       328,304,000   169,310,000        4.33%
  Senior secured working capital credit agreements           22,000,000       7.25%       25,000,000     5,417,000        7.36%
  Other                                                       1,372,000       2.00%        8,775,000     2,514,000        2.20%

Year Ended June 30, 1993:
  Notes payable to banks and others                        $248,071,000       1.59%     $254,014,000  $213,283,000        1.79%
  Investment lines of credit                                168,109,000       1.22%      328,294,000   217,704,000        1.11%
  Repurchase agreements                                      99,140,000       3.38%      333,441,000   233,411,000        3.46%

Six Months Ended June 30, 1992:
  Notes payable to banks and others                        $178,104,000       1.60%     $224,284,000  $197,374,000        3.06%
  Investment lines of credit                                289,024,000       1.16%      289,024,000   219,343,000        1.18%
  Repurchase agreements                                     184,960,000       4.01%      184,960,000   141,611,000        4.14%

Six Months Ended December 31, 1991:
  Notes payable to banks and others                        $180,170,000       3.11%     $180,170,000  $148,795,000        3.19%
  Investment lines of credit                                         --         --       237,480,000   197,731,000        1.13%
  Repurchase agreements                                      36,273,000       5.25%      134,593,000    95,530,000        5.54%

(1)  The average amount outstanding during the period was computed using the sum of the actual amount outstanding on each day divide by the actual days of the year.
(2)  The weighted average interest rate during the period was computed by dividing the actual interest expense for the year by the  average short term debt outstanding.
/TABLE

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required for Directors is included in the registrant's 1994 Proxy Statement dated October 3, 1994 issued in connection with its Annual Meeting to be held November 1, 1994 on pages 6 through 8 under the caption "Election of Directors," and is incorporated herein by reference, pursuant to General Instruction G(3).

Executive Officers of the Registrant

     JESS HAY--Chief Executive Officer of the Company since 1965; Chairman of the Board of Directors of LFC since 1969; Chairman of the Board of Directors of Lomas Mortgage since 1990. Age 63.

     JAMES L. CROWSON--Executive Vice President of the Company since 1994; Director of the Company since 1993; prior thereto, Senior Vice President-- General Counsel of the Company since 1987; Vice Chancellor and General Counsel of The University of Texas System from 1980 to 1987; previously, Executive Vice President and Professor of Political Economy at The University of Texas at Dallas; also a director of Lomas Mortgage. Age 56.

     ROBERT E. BYERLEY, JR.--Senior Vice President--Finance and Treasurer of the Company since 1990; President of Lomas Administrative Services since 1993; Executive Vice President of Lomas Mortgage since 1994; prior thereto, Vice President--Finance and Treasurer of the Company from 1988 to 1990; Vice President--Control from 1986 to 1988 and Assistant Vice President--Control of Lomas Mortgage from 1984 to 1986. Age 34.

     M. ROBERT ROOFNER--Senior Vice President--Tax of the Company since 1990; prior thereto, Vice President--Tax from 1984 to 1990 and Manager of the Tax Department of the Company from 1983 to 1984. Age 48.

     RAMONA TAYLOR--Senior Vice President and Corporate Secretary of the Company since 1990; prior thereto, Corporate Secretary of the Company from 1975 to 1990. Age 64.

     GARY WHITE--Senior Vice President and Controller and Principal Accounting Officer of the Company since 1981; Executive Vice President and Controller and Principal Accounting Officer of Lomas Mortgage since 1994; prior thereto, Vice President--Control from 1979 to 1981 and Treasurer of the Company from 1974 to 1979; also a director of Lomas Mortgage. Age 59.

     GARY H. KELL--President of Lomas Mortgage since 1994; prior thereto, Executive Vice President--Portfolio Production of Lomas Mortgage from 1985 to 1994; Senior Vice President of Lomas Mortgage from 1979 to 1985. Employed by Lomas Mortgage since 1969. Age 53.

     THOMAS J. CLOONEY--Executive Vice President--Operations of LIS since 1992; previously, Senior Vice President--Accounting of the Company from 1991 to 1992 and, prior thereto, Senior Vice President--Audit from July 1990 to November 1990, Vice President--Audit from 1988 to June 1990 and Assistant Vice President--Audit from 1987 to 1988 of the Company. Age 46.

     BERT P. HEADDEN--Executive Vice President of Lomas Mortgage since 1994; prior thereto, Senior Vice President of Lomas Mortgage from 1992 to 1994. Age 51.

     FLOYD L. MCGLOTHLIN--Executive Vice President--Sales, Marketing and Customer Service of LIS since 1992; prior thereto, Senior Vice President from 1985 to 1992 and Vice President from 1982 to 1985 of LIS. Age 45.

     LYNDA-ROSS VEGA--Executive Vice President--Systems of LIS since 1992; prior thereto, Senior Vice President from 1988 to 1992, Vice President from 1986 to 1988 and Second Vice President from 1984 to 1986 of LIS. Age 44.

     CAREY B. WICKLAND--President and Chief Operating Officer of LMI since 1987, prior thereto, Executive Vice President of LMI from 1982 to 1987. Age 53.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this item is included in the registrant's 1994 Proxy Statement dated October 3, 1994 issued in connection with its Annual Meeting of Stockholders to be held November 1, 1994 on pages 11 through 20 under the caption "Executive Compensation," and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the registrant's 1994 Proxy Statement dated October 3, 1994 issued in connection with its Annual Meeting of Stockholders to be held November 1, 1994 on pages 2 through 6 under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference, pursuant to General Instruction G(3). Notwithstanding the foregoing incorporation by reference to the registrant's 1994 Proxy Statement, neither (i) the registrant's "Compensation Committee Report on Executive Compensation" pursuant to Item 402(k) of Regulation S-K nor (ii) the registrant's "Share Investment Performance" graph pursuant to Item 402(l) of Regulation S-K are incorporated from the registrant's 1994 Proxy Statement into this Form 10-K, nor shall such items be deemed "filed" with the Securities and Exchange Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the registrant's 1994 Proxy Statement dated October 4, 1994 issued in connection with its Annual Meeting of Stockholders to be held November 1, 1994 on pages 21 through 22 under the caption "Transactions with Management and Others," and is incorporated herein by reference, pursuant to General Instruction G(3). See also "Item 8. Financial Statements and Supplementary Data--Transactions with Affiliates."

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1) The following consolidated financial statements are included in Item 8.

                                                                     Pages

               Consolidated Balance Sheet--June 30, 1994 and 1993       31
               Statement of Consolidated Operations--Years Ended
                 June 30, 1994 and 1993, Six Months Ended
                 June 30, 1992 and Six Months Ended
                 December 31, 1991                                        32
               Statement of Consolidated Stockholders' Equity--
                 Years Ended June 30, 1994 and 1993, Six Months
                 Ended June 30, 1992 and Six Months Ended
                 December 31, 1991                                        33
               Statement of Consolidated Cash Flows--
                 Year Ended June 30, 1994 and 1993, Six Months
                 Ended June 30, 1992 and Six Months Ended
                 December 31, 1991                                        34
               Notes to Consolidated Financial Statements--
                 June 30, 1994                                            36

          (2)  The following financial statement schedules are included in
               Item 8.

               Schedule II--Amounts Receivable from Related Parties
                 and Underwriters, Promoters, and Employees
                 Other than the Related Parties                           65
               Schedule III--Condensed Financial Information of
                 Registrant                                               69
               Schedule IX--Short Term Borrowings                         72

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        Financial statements (and summarized financial information) of unconsolidated subsidiaries and 50-Percent-or-Less-Owned Persons accounted for by the equity method are not presented because they do not, individually or in aggregate, constitute a significant subsidiary.

           (3)(a)Exhibits:

              Exhibit
              Number

               (10.1) Amendment No. 1 to Amended and Restated Pledge Agreement, dated May 25, 1994, between Lomas Mortgage USA, Inc. and Lehman Brothers Special Financing Inc.
               (10.2) Amendment No. 1 to the Interest Rate and Currency Exchange Agreement, dated May 25, 1994, between Lomas Mortgage USA, Inc. and Lehman Brothers Special Financing Inc.
               (10.3) Eleventh Amendment to Servicing Payments Loan and Security Agreement dated June 30, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as agent.
               (10.4) Sixth Amendment to Restated Loan and Security Agreement dated _____ among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as administrative agent, and Texas Commerce Bank National Association, as syndication agent.
               (10.5) Seventh Amendment to Restated Loan and Security Agreement dated June 30, 1994 among Lomas Mortgage USA, Inc., the bank signatories thereto and Bank One, Texas, N.A., as administrative agent, and Texas Commerce Bank National Association, as syndication agent.
               (10.6) 6/94 Senior Secured Working Capital Credit Agreement dated June 30, 1994 between Lomas Mortgage USA, Inc. and Texas Commerce Bank National Association.
               (10.7) 6/94 (third) Amendment to 6/93 Servicing Purchase Loan Agreement dated June 30, 1994 between Lomas Mortgage USA, Inc. and Texas Commerce Bank National Association.
               (11) Computation of earnings per share.
               (21) List of subsidiaries of the registrant.
               (23) Consent of independent auditors.

           (b)   Reports on Form 8-K:

              Form 8-K dated August 2, 1994 reporting the intended retirement of Jess Hay, the Company's chairman and chief executive officer, on December 31, 1994. There were no financial statements filed.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LOMAS FINANCIAL CORPORATION
                                                       Registrant



Date: September 19, 1994                By   /S/GARY WHITE
                                             --------------------------
                                             Gary White
                                             Senior Vice President--Control
                                             Principal Accounting Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  September 19, 1994               By   JESS HAY
                                             --------------------------
                                             Jess Hay
                                             Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.



Date:  September 21, 1994               By   Gene H. Bishop
                                             --------------------------
                                             (Gene H. Bishop)

Date:  September 21, 1994               By   Robert G. Boucher
                                             --------------------------
                                             (Robert G. Boucher)

Date:  September 21, 1994               By   Dolph Briscoe
                                             --------------------------
                                             (Dolph Briscoe)

Date:  September 19, 1994               By   James L. Crowson
                                             --------------------------
                                             (James L. Crowson)

Date:  September 19, 1994               By   Rod Dammeyer
                                             --------------------------
                                             (Rod Dammeyer)

Date:  September 19, 1994               By   Mark M. Feldman
                                             --------------------------
                                             (Mark M. Feldman)

Date:  September 19, 1994               By   Jess Hay
                                             --------------------------
                                             (Jess Hay)

Date:  September 19, 1994               By   Robert LeBuhn
                                             --------------------------
                                             (Robert LeBuhn)

Date:  September 19, 1994               By   Robert V. Lindsay
                                             --------------------------
                                             (Robert V. Lindsay)

Date:  September 20, 1994               By   Reid Nagle
                                             --------------------------
                                             (Reid Nagle)

Date:  September 19, 1994               By   Diana Natalicio
                                             --------------------------
                                             (Diana Natalicio)

Date:  September 20, 1994               By   Hugh G. Robinson
                                             --------------------------
                                             (Hugh G. Robinson)

Date:  September 21, 1994               By   Douglas L. Rock
                                             --------------------------
                                             (Douglas L. Rock)

Date:  September 19, 1994               By   Harvey M. Schuster
                                             --------------------------
                                             (Harvey M. Schuster)

Date:  September 19, 1994               By   Paul T. Walker
                                             --------------------------
                                             (Paul T. Walker)

Date:  September 20, 1994               By   W. Ray Wallace
                                             --------------------------
                                             (W. Ray Wallace)

Date:  September 26, 1994               By   Paul S. Wolansky
                                             --------------------------
                                             (Paul S. Wolansky)