Form 10-K/A
period 1994-06-30
LOMAS FINANCIAL CORP
filed 1994-09-28
CIK 60150

==========================================================================



                                 FORM 10-K/A
                               Amendment No. 1
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------   EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

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

                             INDEX TO EXHIBITS


                                                              Sequentially
Exhibit                                                         Numbered
Number                                                            Page
- -------                                                      --------------

(10.1)      Amendment No. 1 to Amended and Restated Pledge
            Agreement, dated May 25, 1994, between Lomas
            Mortgage USA, Inc. and Lehman Brothers Special
            Financing Inc.                                         80
(10.2)      Amendment No. 1 to the Interest Rate and Currency
            Exchange Agreement, dated May 25, 1994, between
            Lomas Mortgage USA, Inc. and Lehman Brothers
            Special Financing Inc.                                 81
(10.3)      Eleventh Amendment to Servicing Payments Loan
            and Security Agreement dated June 30, 1994 among
            Lomas Mortgage USA, Inc., the bank signatories
            thereto and Bank One, Texas, N.A., as agent.           84
(10.4)      Sixth Amendment to Restated Loan and Security
            Agreement dated June 8, 1994, among Lomas
            Mortgage USA, Inc., the bank signatories
            thereto and Bank One, Texas, N.A., as
            administrative agent, and Texas Commerce
            Bank National Association, as syndication agent.       93
(10.5)      Seventh Amendment to Restated Loan and Security
            Agreement dated June 30, 1994 among Lomas Mortgage
            USA, Inc., the bank signatories thereto and
            Bank One, Texas, N.A., as administrative agent,
            and Texas Commerce Bank National Association,
            as syndication agent.                                  102
(10.6)      6/94 Senior Secured Working Capital Credit
            Agreement dated June 30, 1994 between Lomas Mortgage
            USA, Inc. and Texas Commerce Bank National
            Association.                                           110
(10.7)      6/94 (third) Amendment to 6/93 Servicing Purchase
            Loan Agreement dated June 30, 1994 between Lomas
            Mortgage USA, Inc. and Texas Commerce Bank
            National Association.                                  112
(11)        Computation of earnings per share.                     115
(21)        List of subsidiaries of the registrant.                116
(23)        Consent of independent auditors.                       118
(27)*       Financial Data Schedule                                119

* Filed herewith.

The purpose of this Amendment is to add the Financial Data Schedule to the previously filed Form 10-K.

Added to Exhibit List.

27   Financial Data Schedule

                                SIGNATURES


     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 28, 1994                         LOMAS FINANCIAL CORPORATION


                                          By:  /S/GARY WHITE
                                               ------------------------------
                                               Gary White
                                               Senior Vice President and
                                                 Controller