Form 10-Q
period 1994-09-30
LOMAS FINANCIAL CORP
filed 1994-11-14
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------
Commission file number 1-6868

                        LOMAS FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

                Delaware                          75-1043392
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

           1600 Viceroy Drive
              Dallas, Texas                          75235
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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1994: Common Stock, $1 par value -- 20,145,731 shares.

                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1994
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES


                                   INDEX


                                                                      Page
                                                                      ----

PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (Unaudited)
    Consolidated Balance Sheet -- September 30, 1994 and
      June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Statement of Consolidated Operations --
      Quarter Ended September 30, 1994 and 1993 . . . . . . . . . . . .   4
    Statement of Consolidated Cash Flows --
      Quarter Ended September 30, 1994 and 1993 . . . . . . . . . . . .   5
    Notes to Consolidated Financial Statements  . . . . . . . . . . . .   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  10
    Liquidity and Capital Resources . . . . . . . . . . . . . . . . . .  15

PART II -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  16

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  17

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .  17

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEET
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                         September 30, 1994   June 30, 1994
                                         ------------------   -------------
                                             (Unaudited)         (Note)

ASSETS
Cash and cash equivalents                     $  33,120        $    7,206

First mortgage loans held for sale              179,709           257,534
Investments                                      66,005           117,452
Receivables                                      90,606            84,155
Foreclosed real estate                            8,769             8,934
                                              ---------        ----------
                                                345,089           468,075
Less allowance for losses                        (9,651)          (12,262)
                                              ---------        ----------
                                                335,438           455,813
Purchased future mortgage servicing
  income rights--net                            362,075           382,009
Fixed assets--net                                86,873            89,154
Prepaid expenses and other assets                29,704            30,133
Net assets of discontinued operations           100,294           113,258
                                              ---------        ----------
                                              $ 947,504        $1,077,573
                                              =========        ==========
Escrow, agency and fiduciary
  funds--see contra                           $ 639,546        $  603,163
                                              =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses       $  73,041        $   71,862
  Notes payable                                 201,243           341,047
  Repurchase agreements                          24,992                --
  Term notes payable                            379,725           383,311
  Senior convertible notes payable              139,918           139,918
                                              ---------        ----------
                                                818,919           936,138
                                              ---------        ----------
Stockholders' equity:
  Common stock--20,100 shares issued and
    outstanding                                  20,100            20,100
  Other paid-in capital                         309,429           309,429
  Retained earnings (deficit)                  (200,944)         (188,094)
                                              ---------        ----------
                                                128,585           141,435
                                              ---------        ----------
                                              $ 947,504        $1,077,573
                                              =========        ==========
Liability for escrow, agency and fiduciary
  funds--see contra                           $ 639,546        $  603,163
                                              =========        ==========


Note: The balance sheet at June 30, 1994 as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements

             STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                                Quarter Ended September 30
                                                --------------------------
                                                  1994              1993
                                                --------          --------
Revenues
Mortgage servicing                              $ 32,914          $ 37,831
Commissions and fees                               8,131             6,578
Interest                                           5,768             7,800
Investment                                         3,666             8,541
Gain on sales                                      3,179             6,820
Management fees -- affiliates                         --             2,852
Other -- affiliates                                   --             5,028
Other                                                463             4,614
                                                --------          --------
                                                  54,121            80,064
                                                --------          --------

Expenses
Interest                                          18,366            20,173
Personnel                                         15,206            20,077
Depreciation and amortization                     16,202            68,565
Other operating                                    9,797             9,405
Provision for losses                               1,900             1,542
                                                --------          --------
                                                  61,471           119,762
                                                --------          --------

Loss from continuing operations before federal
  income tax equivalent provision                 (7,350)          (39,698)
Federal income tax equivalent provision               --                --
                                                --------          --------
Loss from continuing operations                   (7,350)          (39,698)
Loss from discontinued operations net of
  federal income tax equivalent provision         (5,500)           (9,869)
                                                --------          --------

Net loss                                        $(12,850)         $(49,567)
                                                ========          ========

Earnings (loss) per share:
  Loss from continuing operations                  $(.37)           $(1.97)
  Net loss                                         $(.64)           $(2.46)

Average number of shares                          20,135            20,127

Note: Reclassifications have been made to September 30, 1993 financial statements for comparative purposes.

See notes to consolidated financial statements.

             STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)


                                                Quarter Ended September 30
                                                --------------------------
                                                  1994              1993
                                                --------          --------
Operating activities:
  Loss from continuing operations               $ (7,350)         $(39,698)
  Adjustments to reconcile loss from
    continuing operations to net cash provided
    by operating activities:
    Depreciation and amortization                 16,202            68,565
    Provision for losses                           1,900             1,542
    Gain on sale of mortgage servicing rights     (1,734)             (928)
                                                --------          --------
      Cash provided by operations before
        working capital changes                    9,018            29,481
  Net change in first mortgage loans held
    for sale                                      88,735          (109,951)
  Net change in sundry receivables, payables,
    and other assets                             (19,114)          (17,578)
  Net cash used by discontinued operations        (5,899)           (5,975)
                                                --------          --------
      Net cash provided (used) by operating
        activities                                72,740          (104,023)
                                                --------          --------

Investing activities:
  Purchases of investments                        (1,947)           (4,721)
  Maturities/sales of investments                 52,376            14,304
  Purchases of loans from pools                   (3,734)           (5,270)
  Sales of foreclosed real estate                  3,095             3,351
  Net purchases of fixed assets                     (619)           (4,770)
  Purchases of future mortgage servicing
    income rights                                 (6,623)          (23,866)
  Sales of future mortgage servicing income
    rights                                        15,636               213
  Other                                               27               (52)
  Net cash provided by discontinued
    operations                                    67,897            31,459
                                                --------          --------
      Net cash provided by investing
        activities                               126,108            10,648
                                                --------          --------

Financing activities:
  Net borrowings (repayments) of notes
    payable                                     (141,446)           16,462
  Net borrowings of repurchase agreements         24,992           115,334
  Term debt repayments                            (1,946)             (985)
  Net cash used by discontinued operations       (43,239)          (29,403)
                                                --------          --------
      Net cash provided (used) by financing
        activities                              (161,639)          101,408
                                                --------          --------

Net increase in cash and cash equivalents         37,209             8,033
Net change in cash of discontinued operations    (11,295)             (470)
Cash and cash equivalents at beginning
  of period                                        7,206            34,368
                                                --------          --------

Cash and cash equivalents at end of period      $ 33,120          $ 41,931
                                                ========          ========

Supplemental cash flow information
  Interest paid                                   $6,826            $9,149
  Federal income tax paid                             --                --

See notes to consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            SEPTEMBER 30, 1994


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1994 have been included. Operating results for the quarter ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1994.

NOTE B -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share data for the quarter ended September 30, 1994 and 1993 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter ended September 30, 1994 and 1993, the fully diluted per share data is antidilutive.

NOTE C -- REVERSE INTEREST RATE SWAPS

     The Company, through its wholly-owned subsidiary, Lomas Mortgage USA, Inc. ("Lomas Mortgage"), enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as a hedge of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges are marked to market quarterly with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss on such swaps. Under the terms of the swap agreements in existence at September 30, 1994, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. The swaps reduced the Company's net interest expense during the quarter ended September 30, 1994 and 1993 by $0.8 million and $4.8 million, respectively.

     At September 30, 1994 interest rate swaps in the aggregate notional amount of $800 million were outstanding, all of which were designated as hedges. The Company receives an average fixed interest rate of 4.765 percent on these swaps. The floating interest rate, which the Company pays, at September 30, 1994 was 5.060 percent. The Company has not entered into any additional interest rate swap agreements since October 1993. The terms of the swaps provide that the counterparty, under certain circumstances, can demand collateral from the Company to protect against mark-to-market exposure attributable to the agreements. During fiscal 1994, as a result of increases in interest rates, the Company, at the request of the counterparty, pledged servicing rights related to approximately $4.8 billion of mortgage loans as collateral. According to an amended pledge agreement, the counterparty can demand additional collateral from Lomas Mortgage of up to $2.0 billion unpaid principal balance of mortgage loan servicing rights if unrealized swap termination liabilities in the future exceed $80 million.

     The swap agreements contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate, if, in its reasonable business judgment, there has been a material adverse change in the business, assets, operations or financial condition of Lomas Mortgage since April 1, 1994.

     The Company estimates that if the swap agreements had been terminated as of September 30, 1994, Lomas Mortgage would have incurred a liability (net of $10.7 million related deferred gains) of approximately $59.4 million.

     Since its inception in July 1992 and through September 30, 1994, the swap program has generated net cash of $43.0 million, including the $10.7 million of deferred gains which currently is being amortized as an offset to future net interest expense at a rate of $3.3 million a year.

NOTE D -- PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS ("PMSRs")

     Since April 1993 the Company has been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed its estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material adverse effect on the financial statements of the Company as of July 1, 1994 or for the three months ended September 30, 1994.

     PMSRs at September 30, 1994, consisted of the following (in thousands):

Cost of PMSRs                                                    $ 529,488
Capitalized excess servicing fees                                    3,046
                                                                 ---------
                                                                   532,534
Less:  Accumulated amortization                                   (170,459)
                                                                 ---------
                                                                 $ 362,075
                                                                 =========

     Changes in PMSRs were as follows (in thousands):

Beginning balance at July 1, 1994                                 $382,009
Additions                                                            6,381
Sales and writeoffs                                                (12,156)
Amortization                                                       (14,159)
                                                                  --------
Ending balance at September 30, 1994                              $362,075
                                                                  ========

NOTE E -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

     In September 1994, the Company entered into a definitive letter of intent with a subsidiary of an insurance company to sell substantially all the assets of LIS and the Company recorded a provision of $33.5 million effective June 30, 1994 related to the planned disposition of LIS to reduce the net assets of LIS to their fair value and to cover the projected operating losses of LIS during the first four months of fiscal 1995, as well as expenses in connection with the sale. During the quarter ended
September 30, 1994, LIS' operating losses of $5.3 million have been charged to these reserves leaving $4.7 million in reserves at September 30, 1994 which is to cover estimated operating losses and the costs of the sale through December 31, 1994.

     The Company is now expected to close the sale of the assets of LIS by the end of calendar 1994 and will receive $2.5 million in cash, $8.0 million note due five years after closing, which can be adjusted based on future cash flow of the business sold, and 35 percent of the purchaser's revenues in excess of $55 million per year generated during seven years ended December 31, 2001. The calculation of the present value of the estimated discounted cash flow considerations from this transaction is approximately $40 million. The Company will not retain operational or management control of the successor entity. The Company believes that during the period involved, it will recover its remaining $37.5 million of investment. The Company will apply all subsequent receipts, related to the transaction to reduce its remaining book basis until the entire $37.5 million is recovered. After full recovery of the remaining basis, all subsequent revenues will be treated as income as they are received.

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. During the three years ended June 30, 1994 and quarter ended September 30, 1994 the Company provided reserves totaling $36.9 million to cover projected operating losses through June 30, 1995 and losses to be realized on the sales of properties. For the quarter ended September 30, 1994 and 1993, losses of $1.5 million and $1.8 million, respectively, were charged to the reserves.

     During the quarter ended September 30, 1994, STL closed a sale of 12 of its properties and generated cash of approximately $31.1 million. STL made principal payments of $43.0 million on its secured notes during the quarter ended September 30, 1994 and on October 31, 1994, the remaining outstanding balance of $19.0 million was paid in full.

     Net assets of discontinued short term lending operations at September 30, 1994 were as follows (in thousands):

Assets:
  Mortgage notes receivable and foreclosed real estate, net of
    allowance for losses of $9,870                                $ 56,504
  Cash and restricted cash investments                              38,455
  Other assets                                                       2,024
                                                                  --------
                                                                    96,983

Less:
  Secured notes payable                                            (18,984)
  Accrued interest payable and other                                (2,735)
  Future operating loss reserves                                    (4,008)
                                                                  --------
                                                                  $ 71,256
                                                                  ========

     The yield on STL's earning loans (totaling $11.0 million at September 30, 1994) was approximately 8.81 percent and on its cash (invested primarily in high-grade commercial paper) was approximately 4.52 percent.

NOTE F -- CONTINGENT LIABILITIES

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class-action complaint in the Circuit Court of Cook County, Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits against the plaintiff. In addition, the complaint asks for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class-action counterclaims have been filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     On August 26, 1994, the United States District Court for the Northern District of Illinois preliminarily approved a settlement that, if finally approved, will result in the dismissal, with prejudice, of all claims that were or could have been brought by the class. Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of the procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than $600,000. Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. The estimated rebate and attorney's fees has been provided for by Lomas Mortgage.

     A hearing to determine whether the Court should finally approve the settlement is currently scheduled for December 5, 1994.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's continuing operations resulted in a net loss for the quarter ended September 30, 1994 of $7.0 million compared to a net loss of $49.6 million for the September 30, 1993 quarter; and its discontinued operations lost $5.5 million in the 1994 period, down from a loss of $9.9 million in the same quarter last year. The operating results of the Company during the quarters ended September 30, 1994 and 1993 were as follows (in thousands):

                                                Quarter Ended September 30
                                                --------------------------
                                                  1994              1993
                                                --------          --------
Operating Income (Loss)
  Mortgage banking                              $   (862)         $(39,825)
  Other                                             (754)            5,502
                                                --------          --------
                                                  (1,616)          (34,323)
Corporate Expenses
  General and administrative                      (2,151)           (2,087)
  Corporate interest                              (3,583)           (3,288)
                                                --------          --------
    Loss from continuing operations               (7,350)          (39,698)
  Loss from discontinued operations               (5,500)           (9,869)
                                                --------          --------

Net loss                                        $(12,850)         $(49,567)
                                                ========          ========

Mortgage Banking

     The mortgage banking division's operations during the September 1994 quarter lost $862,000, down from a loss of $39.8 million in the same quarter last year. The improvement reflects principally a significant decline in the Company's servicing portfolio runoff rate from an annualized 37.8 percent in the 1993 quarter to an annualized rate of 15.2 percent in the 1994 quarter. As a consequence of this fundamental improvement, portfolio amortization charges (including a $50 million special impairment provision in 1993) declined from $66.6 million in the September 1993 quarter to $14.2 million in the 1994 quarter. This $52 million positive variance was partially offset (i) by the fact that the division's fund and asset management unit, which contributed $5.8 million to net pretax results in the 1993 quarter, was discontinued during fiscal 1993 when Capstead Mortgage Corporation ("Capstead") became totally self-administered; (ii) by the $3.8 million decline in the net contribution of the division's production units from $5.9 million in the 1993 quarter to $2.1 million in the 1994 quarter; and
(iii) by an increase of $2.8 million in the division's net interest expense from $4.3 million in the 1993 period to $7.1 million in the September 1994 quarter.

     The mortgage banking division's revenues, expenses, and contributions/loss from continuing operations for the quarters ended September 30, 1994 and 1993 were derived from the following sources (in millions):

                                              Quarter Ended September 30
                                             -----------------------------
                                                 1994            1993
                                             -------------  --------------
Loan administration
  Primary servicing                          $ 30.5         $ 34.1
  Master servicing                              2.6            3.5
  Expenses                                    (13.3)         (17.1)
  Amortization (including $50 million
    impairment provision in 1993)             (14.2) $ 5.6   (66.6) $(46.1)
                                             ------         ------
Insurance
  Agency                                        2.7            2.0
  Mortgage plans                                1.4            1.0
  Expenses                                     (1.4)   2.7    (1.1)    1.9
                                             ------         ------

Banking (including warehousing and
  investment income and interest expense)
    Revenues                                    7.8           12.5
    Expenses                                  (14.9)  (7.1)  (16.8)   (4.3)
                                             ------         ------

Portfolio production
  Revenues                                      6.1           12.2
  Expenses                                     (4.0)   2.1    (6.3)    5.9
                                             ------         ------

Field services
  Revenues                                      3.0            3.7
  Expenses                                     (3.0)    --    (3.3)    0.4
                                             ------         ------

Fund and asset management
  Revenues                                       --            7.9
  Expenses                                       --     --    (2.1)    5.8
                                             ------         ------

Other departments
  Revenues                                      0.6            0.3
  Expenses                                     (1.2)  (0.6)   (0.7)   (0.4)
                                             ------         ------

General and administrative expense                    (3.6)           (3.0)
                                                     -----          ------

Operating income (loss)                              $(0.9)         $(39.8)
                                                     =====          ======

     The loan administration unit generated operating income of $5.6 million in the quarter ended September 30, 1994 compared to income of $3.9 million before the $50 million provision for PMSR impairment in the same quarter last year. The increase in income in the current quarter is primarily attributable to cost reductions. Loan administration related expenses decreased from $17.1 million in the quarter ended September 30, 1993 to $13.3 million in the first quarter of fiscal 1995. Related revenues decreased from $37.6 million in the quarter ended September 30, 1993 to $33.1 million in the quarter ended September 30, 1994 principally due to a decrease in the division's combined primary and master servicing portfolios from $43.9 billion at September 30, 1993 to $41.4 billion at September 30, 1994.

     The following is an analysis of servicing fee income for the quarters ended September 30, 1994 and 1993 (in thousands).

                                                Quarter Ended September 30
                                                --------------------------
                                                  1994              1993
                                                 -------           -------
Servicing fee income:
  Primary servicing portfolio                    $28,565           $32,831
  Subservicing portfolio                           1,887             1,341
                                                 -------           -------
                                                  30,452            34,172
  Master servicing portfolio                       2,574             3,517
                                                 -------           -------
    Total                                        $33,026           $37,689
                                                 =======           =======


     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                      September 30, 1994      June 30, 1994
                                      ------------------      -------------
Portfolio principal balances:
  Primary servicing portfolio               $25,876              $27,126
  Subservicing portfolio                      7,256                6,864
                                            -------              -------
                                             33,132               33,990
  Master servicing portfolio                  8,221                8,445
                                            -------              -------
                                            $41,353              $42,435
                                            =======              =======

Portfolio loan count:
  Primary servicing portfolio               461,995              474,461
  Subservicing portfolio                     93,061               91,070
                                            -------              -------
                                            555,056              565,531
  Master servicing portfolio                134,913              136,609
                                            -------              -------
                                            689,969              702,140
                                            =======              =======

Weighted average interest rate                 8.3%                 8.3%


     The banking unit of the mortgage banking division recorded net expense of $7.1 million in the quarter ended September 30, 1994 which was $2.8 million higher than the $4.3 million net expense reported for the quarter ended September 30, 1993. Banking revenues decreased to $7.8 million in September 1994 quarter from $12.5 million in the September 1993 quarter. This decrease is attributable primarily to the fact that the principal amount of first mortgage loans held in warehouse pending delivery to permanent investors was substantially lower in the 1994 quarter than in the 1993 period. In addition, banking revenues for the quarter ended September 30, 1993 included a $2.3 million interest rate swap termination fee which was not treated as hedge. Banking expenses decreased to $14.9 million in the quarter ended September 30, 1994 from $16.8 million in the September 30, 1993 quarter. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, totaled $1.3 million in the quarter ended September 30, 1994 down from $5.8 million in the quarter ended September 30, 1993 due to significantly lower runoff rates during the September 30, 1994 quarter. Net interest savings from the reverse interest rate swaps which are treated as hedges and recorded as a reduction in interest expense decreased from $2.5 million in the first quarter of fiscal 1994 to $800,000 in the same quarter of fiscal 1995.

     The portfolio production unit of the mortgage banking division recorded income of $2.1 million in the quarter ended September 30, 1994 which was $3.8 million less than the $5.9 million income reported in the same quarter last year. Portfolio production through flow acquisitions was $1.9 billion in the quarter ended September 30, 1994 compared to $2.7 billion in the September 1993 quarter. The first quarter of fiscal 1995 was affected by the higher interest rates. Portfolio production revenues for the quarter ended September 30, 1994 and 1993 included $5.9 million and $3.3 million, respectively, of gains from sales of first mortgage loans and related servicing income rights.

     Capstead became self-administered at September 30, 1993 and the division's fund and asset management unit concurrently was transferred to Capstead. Accordingly the unit, which contributed $5.8 million of income in the 1993 quarter, contributed nothing in the 1994 quarter.

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

     Higher long term interest rates normally decrease the general volume of new mortgage originations, decreasing the volume of mortgages held for sale. These conditions result in reduced fee income and reduced net interest income. However, the Company's average net yield as a percentage of the balance held may increase if short term rates do not change by a corresponding degree. Higher long term rates also decrease the prepayment speed of mortgages on which PMSRs are currently held, which in turn normally would increase the yield on and value of the Company's investment in PMSRs. Decreased prepayment speeds also will decrease PIF interest expense due to loans which payoff.

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

     Lower short term interest rates increased the Company's net interest spread on mortgages held for sale and higher short term interest rates decrease the net yield on mortgages held for sale unless there is a corresponding increase in long term interest rates.

Other

     The Company's other operations during the quarter ended September 30, 1994 generated a loss of $800,000 compared to income of $5.5 million in the quarter ended September 30, 1993. In the September 1993 quarter, other income included a $3.9 million gain from amendments to certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation and a $1.4 million gain on the sale of a Conseco Note, which was received in connection with the sale of Company's life insurance operations in fiscal 1991. For the quarter ended September 1994 and 1993, other operations also included losses of $1.3 million and $600,000, respectively, from the Company's image processing operations.

Discontinued Operations

     Information Systems. The following table presents a summary of Lomas Information Systems ("LIS") revenues, expenses and net operating results during the quarters ended September 30, 1994 and 1993 (in thousands):

                                                Quarter Ended September 30
                                                --------------------------
                                                  1994              1993
                                                --------          --------
Revenues:
  External                                      $  4,502          $  3,847
  Internal                                         4,297             5,018
                                                --------          --------
                                                   8,799             8,865
                                                --------          --------
Cash expenses:
  Personnel and contract labor                    (5,929)           (4,978)
  Equipment/software rent and maintenance         (4,542)           (4,585)
  Voice communications                            (1,156)           (1,017)
  General and administrative                      (2,387)           (2,174)
                                                --------          --------
                                                 (14,014)          (12,754)
                                                --------          --------
Net cash requirement                              (5,215)           (3,889)

Noncash items:
  Depreciation and amortization                     (183)           (2,180)
  Enhancement capitalization                          --               208
  Provision for losses                               105                (8)
                                                --------          --------

Net pretax loss prior to reserve application      (5,293)           (5,869)
Reserve application                                5,293                --
                                                --------          --------

Net pretax loss                                 $     --          $ (5,869)
                                                ========          ========

     In September 1994, the Company entered into a definitive letter of intent with a subsidiary of an insurance company to sell substantially all the assets of LIS and the Company recorded a provision of $33.5 million effective June 30, 1994 related to the planned disposition of LIS to reduce the net assets of LIS to their fair value and to cover the projected operating losses of LIS to the date of closing, as well as expenses in connection with the sale. During the quarter ended September 30, 1994, LIS' operating losses of $5.3 million have been charged to these reserves and at September 30, 1994, the Company added another $1.5 million to these provisions. For more information, see NOTE E -- DISCONTINUED OPERATIONS on page 7.

     Short Term Lending. The Company provided reserves during the three years ended June 30, 1994 totaling $32.9 million and $4.0 million for the quarter ended September 30, 1994 which is to cover projected operating losses through June 30, 1995 and estimated losses to be realized on the sales of properties. The $4.0 million provision recorded in the September 1994 quarter is primarily a result of the recently revised operating projections prepared as a result of the September 30, 1994 asset sale. For the quarter ended September 30, 1994 and 1993, losses of $1.5 million and $1.8 million, respectively, were charged to these reserves. At September 30, 1994, the remaining reserve balance was $4.0 million.

     On September 30, 1994, STL closed a sale of 12 of its properties and generated cash of approximately $31.1 million. STL made principal payments of $43 million on its secured notes during the quarter ended September 30, 1994 and on October 31, 1994, the remaining outstanding balance of $19 million was paid in full.

Liquidity and Capital Resources

     The outstanding capital and credit resources of the Company at September 30, 1994 included (in millions):

Short term debt of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
     to permanent investors                                         $157.1
  --Secured by reverse repurchase agreements                          13.9
  --Secured by high quality short term investments                    21.9
  --Borrowings under working capital line of credit                   25.0
  --Other short term debt                                              8.3
                                                                    ------
                                                                     226.2
                                                                    ------
Term debt of Lomas Mortgage:
  --Notes due in 1997                                                150.0
  --Notes due in 2002                                                190.0
  --Other                                                             39.7
                                                                    ------
                                                                     379.7
                                                                    ------

Term notes of STL due in 1996                                         19.0

Convertible notes of LFC due in 2003                                 139.9

Stockholders' equity                                                 128.6
                                                                    ------
                                                                    $893.4
                                                                    ======

     Short term debt was $226.2 million at September 30, 1994, including $21.9 million principal amount borrowed under investment lines of credit and $171.0 million principal amount of warehouse debt and repurchased agreement borrowings secured by single-family mortgage loans pending delivery to permanent investors. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable and reverse repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness except short term working capital debt is self-liquidating and none of it constitutes any burden on operating cash flow.

     Lomas Mortgage had outstanding at September 30, 1994 interest rate swaps in the aggregate notional amount of $800 million, all of which were designated as hedges. For more information on the interest rate swaps, see NOTE C -- REVERSE INTEREST RATE SWAPS on page 6.

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during the quarter ended September 30, 1994, after paying interest on its short term debt, generated $24.9 million in cash available for (i) payment of interest on the subsidiary's $379.7 million term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and (iv) addition to Lomas Mortgage's working capital.

     Under the terms of the warehouse agreement, servicing payment agreement and working capital line of credit that contains the most restrictive covenants, Lomas Mortgage is restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii)
(a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale by Lomas Mortgage of its capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants is $175 million and Lomas Mortgage's net worth as defined at September 30, 1994 was $194.1 million. At September 30, 1994 Lomas Mortgage could transfer as intercompany advances to LFC approximately $12.1 million.

     Coverage for interest payments on LFC's $140 million of convertible notes due 2003 and general corporate expenses have been and in the future are expected to be provided by (a) LFC's current cash resources, (b) dividends (if available) and intercompany advances from Lomas Mortgage, (c) cash dividends and interest income from other investments, (d) advances or dividends from STL, and (e) periodic liquidations of other assets. On September 30, 1994 STL completed the sale of 12 of its remaining properties for approximately $31.1 million. The proceeds of the sale enabled payment (on October 31, 1994) in full of STL's remaining secured debt of $19.0 million and made available approximately $22.7 million of incremental liquidity to the Company's consolidated operations. Also, because of the pending sale of LIS, which is expected to close by the end of calendar 1994, LFC will not be required in the future to fund LIS' cash losses. The cash loss of LIS was approximately $5.2 million in the quarter ended September 30, 1994.

     As of September 30, 1994, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture, while not an event of default, limits the Company's ability to issue additional term debt.

                       PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class action complaint in the Circuit Court of Cook County, Illinois. The complaint alleges that Lomas Mortgage is in breach of mortgage contracts and is assessing excessive and unlawful escrow deposits against the plaintiffs. In addition, the complaint asks for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class action counterclaims have been filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois where they are currently pending before the same judge as the original action. The state court counterclaims are stayed.

     On August 26, 1994, the United States District Court for the Northern District of Illinois preliminarily approved a settlement that, if finally approved, will result in the dismissal, with prejudice, of all claims that were or could have been brought by the class. Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of this procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than $600,000. Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. The estimated rebate and attorneys' fees has been provided for by Lomas Mortgage.

     A hearing to determine whether the Court should finally approve the settlement is currently scheduled for December 5, 1994.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1994 Annual Meeting of Stockholders was held November 1, 1994, for the purpose of electing members of the Board of Directors (the "Board"). Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Board's solicitations. All ten of the Board's nominees for director as listed in the proxy statement were elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit
     Number
     -------

     11      Computation of Earnings (Loss) Per Share.

(b)  Reports on Form 8-K:

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LOMAS FINANCIAL CORPORATION




Date:   November 14, 1994          By: /s/JESS HAY
                                       ------------------------------------
                                       Jess Hay
                                       Chairman and Chief Executive Officer



Date:    November 14, 1994         By: /s/GARY WHITE
                                       ------------------------------------
                                       Gary White
                                       Senior Vice President and Controller