Form 10-Q
period 1994-12-31
LOMAS FINANCIAL CORP
filed 1995-02-14
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----- SECURITIES EXCHANGE ACT OF 1934

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

                            FORM 10-Q
             FOR THE QUARTER ENDED DECEMBER 31, 1994
          LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                              INDEX

                                                        Page No.
                                                        --------

PART I -- FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (Unaudited)
    Consolidated Balance Sheet --
      December 31, 1994 and June 30, 1993                     3
    Statement of Consolidated Operations --
      Quarter and Six Months Ended
      December 31, 1994 and 1993                              4
    Statement of Consolidated Cash Flows --
      Six Months Ended December 31, 1994 and 1993             5
    Notes to Consolidated Financial Statements                6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Results of Operations                                     11
    Liquidity and Capital Resources                           15

PART II -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                   17

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    18

                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEET
          LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (in thousands)

                             December 31, 1994      June 30, 1994
                             -----------------      -------------
                                (Unaudited)            (Note)
Assets
Cash and cash equivalents        $   13,587          $    7,206

First mortgage loans held
  for sale                          326,623             257,534
Investments                         237,455             117,452
Receivables                         104,041              84,155
Foreclosed real estate                5,998               8,934
                                 ----------          ----------
                                    674,117             468,075
Less allowance for losses           (29,578)            (12,262)
                                 ----------          ----------
                                    644,539             455,813

Purchased future mortgage
  servicing income rights--net      370,978             382,009
Fixed assets--net                    85,435              89,154
Prepaid expenses and other
  assets                             26,668              30,133
Net assets of discontinued
  operations                         84,191             113,258
                                 ----------          ----------
                                 $1,225,398          $1,077,573
                                 ==========          ==========
Escrow, agency and fiduciary
  funds--see contra              $  508,602          $  603,163
                                 ==========          ==========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued
    expenses                     $   60,618          $   71,862
  Notes payable                     557,877             341,047
  Term notes payable                379,415             383,311
  Senior convertible notes
    payable                         139,918             139,918
                                 ----------          ----------
                                  1,137,828             936,138
                                 ----------          ----------

Stockholders' Equity:
  Common stock--20,146 and 20,100
    shares issued and outstanding,
    respectively                     20,146              20,100
  Other paid-in capital             309,577             309,429
  Retained earnings (deficit)      (242,153)           (188,094)
                                 ----------          ----------
                                     87,570             141,435
                                 ----------          ----------

                                 $1,225,398          $1,077,573
                                 ==========          ==========

Liability for escrow, agency and
  fiduciary funds--see contra    $  508,602          $  603,163
                                 ==========          ==========

Note: The balance sheet at June 30, 1994 as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

             STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                   Quarter Ended       Six Months Ended
                                    December 31           December 31
                                -------------------   -------------------
                                  1994       1993       1994       1993
                                --------   --------   --------   --------
Revenues
Mortgage servicing              $ 34,371   $ 37,704   $ 67,285   $ 75,535
Commissions and fees               8,280      7,597     16,411     14,175
Interest                           4,957      9,709     10,725     17,509
Investment                         5,277      4,592      8,943     13,133
Gain on sales                        411      5,188      3,590     12,008
Management fees -- affiliates         --        100         --      2,952
Other -- affiliates                   --         --         --      5,028
Other                              4,055        871      4,518      5,485
                                --------   --------   --------   --------
                                  57,351     65,761    111,472    145,825
                                --------   --------   --------   --------
Expenses
Interest                          18,888     21,412     37,254     41,585
Personnel                         15,399     19,720     30,605     39,797
Depreciation and amortization     15,662     49,875     31,864    118,440
Other operating                   11,940      9,922     21,737     19,327
Provision for losses              29,171      7,335     31,071      8,877
                                --------   --------   --------   --------
                                  91,060    108,264    152,531    228,026
                                --------   --------   --------   --------
Loss from continuing
  operations                     (33,709)   (42,503)   (41,059)   (82,201)
Loss from discontinued
  operations                      (7,500)    (5,635)   (13,000)   (15,504)
                                --------   --------   --------   --------

Net loss                        $(41,209)  $(48,138)  $(54,059)  $(97,705)
                                ========   ========   ========   ========
Earnings (loss) per share:
  Loss from continuing
    operations                    $(1.67)    $(2.11)    $(2.04)    $(4.08)
  Net loss                        $(2.04)    $(2.39)    $(2.68)    $(4.85)

Average number of shares          20,154     20,132     20,144     20,129

Note: Reclassifications have been made to December 31, 1993 financial statements for comparative purposes.

See notes to consolidated financial statements.

             STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                                       Six Months Ended
                                                          December 31
                                                      -------------------
                                                        1994       1993
                                                      --------   --------
Operating activities:
  Loss from continuing operations                     $(41,059)  $(82,201)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by
    operating activities:
    Depreciation and amortization                       31,864    118,440
    Provision for losses                                31,071      8,877
                                                      --------   --------
      Cash provided by operations before working
        capital changes                                 21,876     45,116
  Net change in first mortgage loans held for sale     (67,210)  (129,796)
  Net change in sundry receivables, payables, and
    other assets                                       (43,127)   (30,458)
                                                      --------   --------
      Net cash used by operating activities            (88,461)  (115,138)
                                                      --------   --------
Investing activities:
  Purchases of investments                            (136,438)    (9,335)
  Maturities/sales of investments                       14,470     54,213
  Purchases of loans from pools                         (6,081)   (10,056)
  Sales of foreclosed real estate                        5,824     10,087
  Net purchases of fixed assets                           (869)   (12,300)
  Purchases of future mortgage servicing
    income rights                                      (28,427)   (59,209)
  Sales of future mortgage servicing income rights      17,020        327
                                                      --------   --------
      Net cash used by investing activities           (134,501)   (26,273)
                                                      --------   --------
Financing activities:
  Net borrowings of notes payable                      216,830    132,063
  Term debt repayments                                  (3,896)    (4,666)
                                                      --------   --------
      Net cash provided by financing activities        212,934    127,397
                                                      --------   --------

Net decrease in cash and cash equivalents              (10,028)   (14,014)
Net cash provided (used) by discontinued operations     16,409    (10,650)
Cash and cash equivalents at beginning of period         7,206     34,368
                                                      --------   --------

Cash and cash equivalents at end of period            $ 13,587   $  9,704
                                                      ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
December 31, 1994


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at December 31, 1994 have been included. Operating results for the six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1994.

NOTE B -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share data for the quarter and six months ended December 31, 1994 and 1993 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and six months ended December 31, 1994 and 1993, the fully diluted per share data is antidilutive.

NOTE C -- REVERSE INTEREST RATE SWAPS

     The Company, through its wholly-owned subsidiary, Lomas Mortgage USA, Inc. ("Lomas Mortgage"), enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as hedges of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges, and losses where the fixed rate debt associated with the swap is reduced below the notional amount of the swap, are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges are marked to market with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss on such swaps. Under the terms of the swap agreements in existence at December 31, 1994, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. The Company has not entered into any additional interest rate swap agreements since October 1993.

     The swap agreements contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate, if, in its reasonable business judgment, there has been a material adverse change in the business, assets, operations or financial condition of Lomas Mortgage since April 1, 1994. The terms of the swaps also provide that the counterparty, under certain circumstances, can demand collateral from the Company to protect against mark-to-market exposure attributable to the agreements. During fiscal 1994, as a result of increases in interest rates, the Company, at the request of the counterparty, pledged servicing rights related to approximately $4.8 billion of mortgage loans as collateral.
During the six months ended December 31, 1994, the Company pledged additional servicing rights related to approximately $2.0 billion of mortgage loans.

     At December 31, 1994 interest rate swaps in the aggregate notional amount of $800 million were outstanding, all of which were designated as hedges. The Company's notes payable, investment credit lines and certain of the warehouse debt totaling $800 million were hedged by the interest rate swaps. The Company receives an average fixed interest rate of 4.765 percent on these swaps. The floating interest rate, which the Company pays, at December 31, 1994 was 6.060 percent. During the quarter and six months ended December 31, 1994, the Company incurred interest expense (income) of $486,000 and $(268,000), respectively, from the swaps. In the same periods of fiscal 1994, the swap income reduced the Company's interest expense by $3.6 million and $8.4 million, respectively.

     Since its inception in July 1992 and through December 31, 1994, the interest rate swap program has generated net cash of $41.3 million, including cash related deferred gains of $9.9 million which currently is being amortized as an offset to future net interest expense at a rate of $3.3 million a year.

     At the beginning of the second quarter of fiscal 1995, the amount of fixed rate debt dropped below the notional amount of the swaps ($800 million), the Company recorded a pro rata loss of approximately $7.4 million which is included in provision for losses. The fixed rate debt increased over the notional amount of the swaps during the quarter and the entire $800 million amount of swaps is accounted for as a hedge at December 31, 1994. The liability resulting from pro rata loss is being amortized over the remaining life of the swaps.

     Based on the current interest rates and the current credit worthiness of the counterparty, if the swap agreements had been terminated as of December 31, 1994, Lomas Mortgage would have incurred a liability (net of $9.9 million cash related deferred gains) of approximately $75.1 million. However, the Company does not intend to terminate these swaps until their maturity in October 1998, and assuming the A1/P1 commercial paper interest rate remains at 6.1 percent for the next four years, the cash to be paid by the Company as interest on the swaps to maturity of the swaps would be $40.9 million and the discounted present value would be approximately $35.0 million.

NOTE D -- PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS ("PMSRs")

     Since April 1993 the Company had been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed its estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material adverse effect on the financial statements of the Company as of July 1, 1994 or for the six months ended December 31, 1994.

     PMSRs at December 31, 1994, consisted of the following (in thousands):

Cost of PMSRs                                               $ 552,044
Capitalized excess servicing fees                               3,031
                                                            ---------
                                                              555,075
Less:  Accumulated amortization                              (184,097)
                                                            ---------
                                                            $ 370,978
                                                            =========

     Changes in PMSRs were as follows (in thousands):

Beginning balance at July 1, 1994                           $ 382,009
Additions                                                      29,105
Sales and writeoffs                                           (12,276)
Amortization                                                  (27,860)
                                                            ---------
Ending balance at December 31, 1994                         $ 370,978
                                                            =========

NOTE E -- PROVISIONS FOR LOSSES

     Reserves were established at December 31, 1994 in the amount of $37.1 million, of which $29.6 million relates to continuing operations, as follows:

     -- provisions to cover certain mortgage servicing related receivables and other assets (approximately $3.0 million noncash charge);

     -- reduction in the carrying values of Company-owned buildings and land (approximately $3.5 million noncash charge);

     -- mortgage banking commitments and other contingencies (approximately $5.7 million noncash charge);

     -- pro rata swap loss recognition (approximately $7.4 million noncash charge); and

     -- provisions related to the Company's discontinued operations, ST Lending, Inc. and Lomas Information Systems, Inc. (approximately $7.5 million noncash charge).

NOTE F -- REDUCTION IN FORCE AND RESTRUCTURING

     In January 1995 the Company began an additional reduction in personnel. The Company intends to reduce its staff by approximately 200 employees by June 30, 1995, of which 102 were terminated in January 1995 with an annual savings of approximately $2.6 million. The involuntary terminations will result in a provision in the third quarter of fiscal 1995 because the current accounting standards require the loss to be recorded as a third quarter of fiscal 1995 transaction as the plan was approved in January 1995.

     Restructuring plans announced in fiscal 1994 (the "1994 Plans") resulted in total charges of $15.6 million for continuing operations. Under the 1994 Plans, approximately 400 employees were terminated and termination benefits totaling $9.0 million were paid. In addition, $4.6 million of writedowns of assets were also charged to those reserves. These 1994 Plans were substantially completed by December 31, 1994.

NOTE G -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

     On December 16, 1994, the Company completed the sale of substantially all of the assets of LIS to a subsidiary of an insurance company. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity, which note can be adjusted based on the future financial performance of the purchaser; and a contingent interest equal to 35 percent of the purchaser's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. The calculation of the present value of the estimated discounted cash flow considerations from this transaction is approximately $40 million using a discount factor of 20 percent. The Company does not retain operational or management control of the successor entity. The Company also recorded a $500,000 additional loss on the sale in the December 1994 quarter, or a total loss of $2.0 million in the six months ended December 31, 1994 and $33.5 million provision at June 30, 1994. The Company believes that during the period involved, it will recover its remaining investment, however, there is no assurance that the projected revenues used in the calculation of the remaining investment will be achieved. The Company will apply all subsequent receipts related to the transaction to reduce its remaining book basis. After full recovery of the remaining basis, all subsequent revenues will be recorded as income as they are received.

     The following table presents a summary of LIS' revenues, expenses and net operating results during the quarter and six months ended December 31, 1994 and 1993 (in thousands):

                                        Quarter Ended    Six Months Ended
                                         December 31        December 31
                                      ----------------  ------------------
                                       1994     1993      1994      1993
                                      -------  -------  --------  --------
Revenues                              $ 7,251  $ 9,362  $ 16,050  $ 18,226
Expenses                               13,797   14,997    27,889    29,730
                                      -------  -------  --------  --------

Loss prior to reserve application      (6,546)  (5,635)  (11,839)  (11,504)
Reserve application                     6,546       --    11,839        --
                                      -------  -------  --------  --------

Net loss                              $    --  $(5,635) $     --  $(11,504)
                                      =======  =======  ========  ========

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. During the three years ended June 30, 1994 and six months ended December 31, 1994 the Company provided reserves totaling $43.9 million to cover projected operating losses through June 30, 1996 and losses to be realized on the sales of properties. For the quarter and six months ended December 31, 1994 and 1993, losses of $7.8 million, $3.7 million, $9.3 million and $5.5 million respectively, were charged to the reserves.

     During the quarter ended September 30, 1994, STL closed a sale of 12 of its properties and generated cash of approximately $31.1 million. STL made principal payments of $62.0 million on its secured notes during the six months ended December 31, 1994 and the notes were paid in full.

     Net assets of discontinued short term lending operations at December 31, 1994 were as follows (in thousands):

Assets:
  Mortgage notes receivable and foreclosed real estate, net of
    allowance for losses of $15,942                                $43,459
  Cash and cash equivalents                                         12,131
  Other assets                                                       1,532
                                                                   --------
                                                                    57,122

Less:
  Accounts payable and accrued expenses                             (1,402)
  Future operating loss reserves                                    (3,235)
                                                                   --------
                                                                   $52,485

     The yield on STL's earning loans (totaling $5.6 million at December 31, 1994) was approximately 9.80 percent and on its cash (invested primarily in high-grade commercial paper) was approximately 5.27 percent.

NOTE H -- TRANSACTION WITH AFFILIATE

     In November 1994 the Company, through Lomas Mortgage, repurchased 85 percent of a mortgage servicing portfolio with an unpaid principal balance of $522 million from its affiliate, Lomas Mortgage Partnership (the "Partnership"), for $10.8 million. The transaction resulted in a gain of $3.7 million for the Partnership. This mortgage servicing portfolio was originally sold to the Partnership in January 1994 at a loss of approximately $1.3 million. Since Lomas Mortgage owns one-third of the Partnership, one-third of the net gain realized from these transactions of approximately $800,000 was deferred and is being amortized over approximately nine years through adjusting the carrying value of the PMSRs related to that portfolio.

NOTE I -- CONTINGENT LIABILITIES

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class-action complaint in the Circuit Court of Cook County, Illinois. The complaint alleged that Lomas Mortgage was in breach of mortgage contracts and was assessing excessive and unlawful escrow deposits against the plaintiffs. In addition, the complaint asked for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class-action counterclaims were filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois. The state court counterclaims are stayed.

     On December 6, 1994, the United States District Court for the Northern District of Illinois entered an order finally approving a settlement of this action and dismissing, with prejudice, all claims that were or could have been brought by the class. The Minnesota action was also dismissed under that order. The settlement and dismissal also resolves similar claims raised in the California action and moots the class-action counterclaims filed in the Illinois foreclosure actions.

     Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of the procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than $600,000. Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. The estimated rebate and attorney's fees have been provided for by Lomas Mortgage.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's continuing operations, after establishing provisions of $29.6 million, resulted in net losses for the quarter and six months ended December 31, 1994 of $33.7 million and $41.1 million, respectively, compared to net losses of $42.5 million and $82.2 million for the quarter and six months ended December 31, 1993, respectively. Discontinued operations incurred losses of $7.5 million and $13.0 million in the quarter and six months ended December 31, 1994, respectively, compared to losses of $5.6 million and $15.5 million for the same periods in fiscal 1994.

     The operating results of the Company during the quarter and six months ended December 31, 1994 and 1993 were as follows (in millions):

                                      Quarter Ended       Six Months Ended
                                       December 31           December 31
                                    -----------------     ----------------
                                     1993       1992       1993      1992
                                    ------     ------     ------    ------
Operating Income (Loss)
  Mortgage banking                  $(28.7)    $(36.0)    $(29.6)   $(75.9)
  Other                                2.6       (0.9)       1.9       4.6
                                    ------     ------     ------    ------
                                     (26.1)     (36.9)     (27.7)    (71.3)
Corporate Expenses
  General and administrative          (2.1)      (2.2)      (4.3)     (4.3)
  Provision for losses                (1.9)      (0.1)      (1.9)     (0.1)
  Corporate interest                  (3.6)      (3.3)      (7.2)     (6.5)
                                    ------     ------     ------    ------
    Loss from continuing
     operations                      (33.7)     (42.5)     (41.1)    (82.2)
  Loss from discontinued operations   (7.5)      (5.6)     (13.0)    (15.5)
                                    ------     ------     ------    ------

Net loss                            $(41.2)    $(48.1)    $(54.1)   $(97.7)
                                    ======     ======     ======    ======
Provision for Losses

     Reserves were established at December 31, 1994 in the amount of $37.1 million, of which approximately $27.1 million is noncash, as follows:

     -- provisions to cover certain mortgage servicing related receivables and other assets;

     -- reduction in the carrying values of Company-owned buildings and land;

     --   mortgage banking commitments and other contingencies;

     --   pro rata swap loss recognition; and

     -- provision related to the Company's discontinued operations, ST Lending, Inc. and Lomas Information Systems, Inc.

Reduction in Force and Restructuring

     In January 1995 the Company began an additional reduction in personnel. The Company intends to reduce its staff by approximately 200 employees by June 30, 1995, of which 102 were terminated in January 1995 with an annual savings of approximately $2.6 million. The involuntary terminations will result in a provision in the third quarter of fiscal 1995 because the current accounting standards require the loss to be recorded as a third quarter of fiscal 1995 transaction as the plan was approved in January 1995.

     Restructuring plans announced in fiscal 1994 (the "1994 Plans") resulted in total charges of $15.6 million for continuing operations. Under the 1994 Plans, approximately 400 employees were terminated and termination benefits totaling $9.0 million were paid. In addition, $4.6 million of writedowns of assets were also charged to those reserves. These 1994 Plans were substantially completed by December 31, 1994.

Mortgage Banking

     Mortgage banking divisions revenues, expenses, and contributions/loss from continuing operations for the quarter and six months ended December 31, 1994 and 1993 were derived from the following sources (in millions):


                                Quarter Ended December 31         Six Months Ended December 31
                            ---------------------------------   ---------------------------------
                                 1994              1993               1994              1993
                            ---------------   ---------------   ---------------   ---------------
Loan administration
  Primary servicing         $ 31.7            $ 35.0            $ 62.2            $  69.1
  Master servicing             3.1               3.2               5.7                6.7
  Expenses                   (13.7)            (16.2)            (27.0)             (33.3)
  Amortization (including
    $30 million and $80
    million impairment
    provisions in the 1993
    periods, respectively)   (13.5)  $  7.6    (48.6)  $(26.6)   (27.7)  $ 13.2    (115.2)  $(72.7)
                            ------            ------            ------            ------
Insurance
  Agency                       2.2               2.1               4.9                4.1
  Mortgage plans               1.5               1.5               2.9                2.5
  Expenses                    (1.5)     2.2     (1.2)     2.4     (2.9)     4.9      (2.3)     4.3
                            ------            ------            ------            ------
Banking (including
  warehousing and
  investment income and
  interest expense)
    Revenues                   8.9              11.8              16.7               24.3
    Expenses                 (15.6)    (6.7)   (18.1)    (6.3)   (30.5)   (13.8)    (34.9)   (10.6)
                            ------            ------            ------            ------
Portfolio production
  Revenues                     3.9              12.0              10.6               24.5
  Expenses                    (4.5)    (0.6)    (8.1)     3.9     (9.7)     0.9     (15.1)     9.4
                            ------            ------            ------            ------
Field services
  Revenues                     3.0               3.8               5.9                7.5
  Expenses                    (3.1)    (0.1)    (3.5)     0.3     (6.1)    (0.2)     (6.8)     0.7
                            ------            ------            ------            ------

Fund and asset management
  Revenues                      --               0.4                --                8.3
  Expenses                      --       --       --      0.4       --       --      (2.1)     6.2
                            ------            ------            ------            ------
General and
  administrative expense               (3.4)             (5.0)             (6.9)              (8.1)
                                     ------            ------            ------             ------
Provision for losses                  (27.7)             (5.1)            (27.7)              (5.1)
                                     ------            ------            ------             ------
Operating loss                       $(28.7)           $(36.0)           $(29.6)            $(75.9)
                                     ======            ======            ======             ======

     The loan administration unit generated operating income of $13.2 million in the six months ended December 31, 1994 compared to income of $7.3 million before an $80 million provision for PMSR impairment in the same period in fiscal 1994. For the quarter ended December 31, 1994, income was $7.6 million, compared to income of $3.4 million before the $30 million PMSR impairment for the quarter ended December 31, 1993.

     The improved operating results reflected principally a significant decline in the Company's servicing portfolio runoff rate from an annualized
41.5 percent in the six months ended December 31, 1993 to an annualized rate of 13.8 percent in the same period of 1994. As a consequence of this fundamental improvement, portfolio amortization charges (before a $80 million PMSR impairment) declined from $35.2 million in the December 1993 six months to $27.7 million in the December 1994 six months. For the December quarters, such amortization declined from $18.6 million (before a $30 million PMSR impairment) in the 1993 quarter to $13.5 million in the 1994 quarter.

     The increase in net income in the fiscal 1995 periods is also attributable to cost reductions. Loan administration related expenses decreased from $16.2 million and $33.3 million in the quarter and six months ended December 31, 1993 to $13.7 million and $27.0 million in the same
periods in fiscal 1995, respectively.   Related revenues decreased from $38.1
million and $75.8 million in the quarter and six months ended December 31, 1993 to $34.8 million and $67.9 million in the same periods in 1994, respectively. The decrease in revenues is principally due to a decrease in the division's combined primary and master servicing portfolios from $42.6 billion at December 31, 1993 to $41.3 billion at December 31, 1994.

     The following is an analysis of servicing fee income for the quarter and six months ended December 31, 1994 and 1993 (in thousands):

                                    Quarter Ended      Six Months Ended
                                     December 31          December 31
                                  -----------------    ------------------
                                    1994      1993      1994       1993
                                  -------   -------    -------    -------
Servicing fee income:
  Primary servicing portfolio     $29,206   $33,232    $57,659    $66,205
  Subservicing portfolio            2,038     1,336      3,925      2,677
  Master servicing portfolio        3,127     3,136      5,701      6,653
                                  --------  --------   -------    -------
                                   34,371    37,704     67,285     75,535
Other servicing related income        524       430        636        287
                                  --------  --------   -------    -------
    Total                         $34,895   $38,134    $67,921    $75,822
                                  ========  ========   =======    =======

     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                       December 31, 1994    June 30, 1994
                                       ------------------   -------------

Portfolio principal balances:
  Primary servicing portfolio               $27,769            $28,455
  Subservicing portfolio                      5,430              5,535
                                            -------            -------
                                             33,199             33,990
  Master servicing portfolio                  8,132              8,445
                                            -------            -------
                                            $41,331            $42,435
                                            =======            =======
Portfolio loan count:
  Primary servicing portfolio               484,780            495,524
  Subservicing portfolio                     66,206             70,007
                                            -------            -------
                                            550,986            565,531
  Master servicing portfolio                134,674            136,609
                                            -------            -------
                                            685,660            702,140
                                            =======            =======

Weighted average interest rate                 8.4%               8.3%

     The banking unit of the mortgage banking division recorded net expenses of $6.7 million and $13.8 million in the quarter and six months ended December 31, 1994, respectively, which were $400,000 and $3.2 million higher than the $6.3 million and $10.6 million net expenses reported for the quarter and six months ended December 31, 1993, respectively. Banking revenues decreased by $2.9 million and $7.6 million in the quarter and six months ended December 31, 1994, respectively. The decrease is attributable primarily to the fact that the principal amount of the first mortgage loans held in warehouse pending delivery to permanent investors was substantially lower in the 1994 period than in the 1993 period. In addition, banking revenues for the six months ended December 31, 1993 included a $2.3 million interest rate swap termination fee which was not treated as a hedge. Banking expenses decreased by $2.5 million and $4.4 million in the quarter and six months ended December 31, 1994, respectively. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, totaled $1.2 million and $2.5 million in the quarter and six months ended December 31, 1994, respectively, and were $6.5 million and $12.4 million, respectively, in the 1993 periods. See NOTE C -- REVERSE INTEREST RATE SWAPS on page 6.

     The portfolio production unit recorded $600,000 loss and $900,000 income in the quarter and six months ended December 31, 1994, respectively, compared to income of $3.9 million and $9.4 million in the quarter and six months ended December 31, 1993. Portfolio production through flow acquisitions was $1.3 billion and $3.2 billion in the quarter and six months ended December 31, 1994, respectively, compared to $3.6 billion and $6.3 billion in the same periods of fiscal 1994. The production volume in fiscal 1995 was affected by higher interest rates. Portfolio production revenues for the quarter and six months ended December 31, 1994 and 1993 included $300,000, $3.6 million, and $5.8 million and $11.7 million respectively, of gains from sale of first mortgage loans and related servicing income rights.

     Fund and asset management operation was discontinued and transferred to Capstead Mortgage Corporation during fiscal 1994 when Capstead became self-administered at September 30, 1993. Accordingly, the unit, which contributed $6.2 million of income in the six months ended December 31, 1993, contributed nothing in the 1994 period.

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

Other

     The Company's other operations during the quarter and six months ended December 31, 1994 generated income of $2.6 million and $1.9 million, respectively, compared to a loss of $900,000 and income of $4.6 million, respectively, in the 1993 periods.

     During the quarter and six months ended December 31, 1994 and 1993, the other operating results included losses of $700,000, $900,000 and $2.1 million and $1.5 million, respectively, from the Company's image processing operations. During the quarter and six months ended December 31, 1994, the Company recorded a gain of $2.8 million from settlement of certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation. Similar settlement of certain other contractual provisions related to the ELLCO sale resulted in a gain of $3.9 million in the six months ended December 31, 1993.

Discontinued Operations

     On December 16, 1994, the Company completed the sale of substantially all of the assets of LIS to a subsidiary of an insurance company. For more information, see NOTE G -- DISCONTINUED OPERATIONS on page 8.

     During the quarter and six months ended December 31, 1994, the Company provided reserves totaling $7.0 million and $12.5 million, respectively, for the discontinued short term lending operations. These reserves are to cover projected operating losses through June 30, 1995 and estimated losses to be realized on the sales of properties. For the quarter and six months ended December 31, 1994 and 1993, losses of $7.8 million, $3.7 million and $9.3 million and $5.5 million, respectively, were charged to these reserves.

Liquidity and Capital Resources

     The capital and credit resources of the Company at December 31, 1993 included (in millions):

Short term debt (self-liquidating) of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
    to permanent investors                                       $  317.0
  --Secured by high quality short term investments                  205.4
  --Borrowings under working capital line of credit                  25.0
  --Other short term debt                                            10.5
                                                                 --------
                                                                    557.9
                                                                 --------
Term debt of Lomas Mortgage:
  --Notes due in 1997                                               150.0
  --Notes due in 2002                                               190.0
  --Other                                                            39.4
                                                                 --------
                                                                    379.4
                                                                 --------

Convertible notes of LFC due in 2003                                139.9

Stockholders' equity                                                 87.6
                                                                 --------
                                                                 $1,164.8
                                                                 ========

     Short term debt was $557.9 million at December 31, 1994, including $205.4 million principal amount borrowed under investment lines of credit and $317.0 million principal amount of warehouse debt and repurchase agreement borrowings secured by single-family mortgage loans pending delivery to permanent investors. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable and repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness except short term working capital debt is self-liquidating and none of it constitutes any burden on operating cash flow.

     Lomas Mortgage had outstanding at December 31, 1994 interest rate swaps in the aggregate notional amount of $800 million, all of which were designated as hedges. For more information on the interest rate swaps, see NOTE C -- REVERSE INTEREST RATE SWAPS on page 6.

     Semi-annual interest payments in the amount of $17.1 million on Lomas Mortgage's senior notes and $6.3 million on LFC's senior convertible notes are due in April 1995. In addition, a final payment in the amount of $37.9 million along with accrued interest related to a mortgage note on the Company's headquarters is due in March 1996 and Lomas Mortgage's $150 million senior notes are due on October 1, 1997. The Company is required to make annual deposits of $10 million beginning October 31, 1997 to a sinking fund for the redemption of LFC's senior convertible notes.

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during the six months ended December 31, 1994, after paying interest on its short term debt, generated $49.5 million in cash available for (i) payment of interest on the subsidiary's $379.4 million term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and (iv) addition to Lomas Mortgage's working capital.

     Under the terms of the warehouse agreement, servicing payment agreement and working capital line of credit that contains the most restrictive covenants, Lomas Mortgage is restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $25 million ($10 million after December 31, 1994) (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii) (a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale by Lomas Mortgage of its capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants was reduced effective December 31, 1994 to $150 million. Lomas Mortgage's net worth as defined at December 31, 1994 was $172.3 million. Also effective December 31, 1994, the covenant related to debt-to-equity ratios was amended and the $25 million intercompany advances to LFC was reduced to $10.0 million. The Company was in compliance with all covenants in these agreements as changed effective December 31, 1994. At December 31, 1994, under these agreements, Lomas Mortgage could transfer as intercompany advances to LFC approximately $7.0 million.

     Coverage for interest payments on LFC's $140 million of convertible notes due 2003 and general corporate expenses have been and in the future are expected to be provided by (a) LFC's current cash resources, (b) dividends (if available) and intercompany advances from Lomas Mortgage, (c) cash dividends and interest income from other investments, (d) advances or dividends from STL, and (e) periodic liquidations of other assets. On September 30, 1994 STL completed the sale of 12 of its remaining properties for approximately $31.1 million. The proceeds of the sale along with STL's existing cash enabled payment (on October 31, 1994) in full of STL's remaining secured debt of $19.0 million and made available approximately $28.9 million of incremental liquidity to the Company's consolidated operations. Also, because of the completion of the sale of LIS, LFC will not be required in the future to fund LIS' cash losses.

     As of December 31, 1994, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture and Lomas Mortgage's $340 million note indenture, while not events of default, limit the Company's ability to issue additional term debt.


                       PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On September 17, 1990 plaintiffs purporting to represent a class of single-family mortgagors having escrow deposits computed by Lomas Mortgage within the past ten years filed a class-action complaint in the Circuit Court of Cook County, Illinois. The complaint alleged that Lomas Mortgage was in breach of mortgage contracts and was assessing excessive and unlawful escrow deposits against the plaintiffs. In addition, the complaint asked for punitive damages. On October 4, 1990 this lawsuit was removed to the United States District Court for the Northern District of Illinois. Similar actions for damages, fees and other relief were filed in California and Minnesota state courts and class-action counterclaims were filed in two pending Illinois foreclosure actions. The state court actions were removed to federal court and transferred to the Northern District of Illinois. The state court counterclaims are stayed.

     On December 6, 1994, the United States District Court for the Northern District of Illinois entered an order finally approving a settlement of this action and dismissing, with prejudice, all claims that were or could have been brought by the class. The Minnesota action was also dismissed under that order. The settlement and dismissal also resolves similar claims raised in the California action and moots the class-action counterclaims filed in the Illinois foreclosure actions.

     Pursuant to the terms of the settlement, Lomas Mortgage has agreed to follow certain escrow servicing procedures that result in lower escrow balances for certain of its mortgagors and has already refunded the surplus escrow balance to its mortgagors that resulted from the implementation of the procedure. Lomas Mortgage has also agreed to implement certain special servicing procedures for its mortgagors whose mortgages are written on older conventional mortgage forms. In addition to these escrow servicing procedures, Lomas Mortgage has agreed to provide, once the settlement is finally approved and the case dismissed, a one-time rebate to its eligible present and former mortgagors. The total rebate is currently estimated to be less than $600,000. Finally, Lomas Mortgage has agreed to reimburse class counsel for their reasonable attorneys' fees and costs. The estimated rebate and attorney's fees have been provided for by Lomas Mortgage.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number
     -------

     10.1 Fourth Amendment to Restated Loan and Security Agreement dated as of February 28, 1994 among Lomas Mortgage USA, Inc. ("LMUSA"), the bank signatories thereto, Bank One, Texas, N.A., as Administrative Agent, and Texas Commerce Bank National Association, as Syndication Agent.

     10.2 Eighth Amendment to Restated Loan and Security Agreement dated as of November 29, 1994 among LMUSA, the bank signatories thereto, Bank One, Texas, N.A., as Administrative Agent, and Texas Commerce Bank National Association, as Syndication Agent.

     10.3 Whole Loan Financing Facility dated May 16, 1994 (the "Whole Loan Financing Facility") between LMUSA and DLJ Mortgage Capital, Inc. ("DLJ").

     10.4 Promissory Note dated as of May 16, 1994 executed by LMUSA for the benefit of DLJ in the principal amount of $600,000,000 (the "Promissory Note").

     10.5 Whole Loan Financing Program Tri-Party Custody Agreement dated as of May 16, 1994 between LMUSA, as Customer, DLJ and Bank One, Texas N.A., as Custodian (the "Tri-Party Custody Agreement").

     10.6 Pledge Agreement dated as of May 16, 1994 by and between DLJ and LMUSA.

     10.7 Commitment Letter dated May 18, 1994 between LMUSA and DLJ relating to the Whole Loan Financing Facility, the Promissory Note, the Pledge Agreement and the Tri-Party Custody Agreement (the "Commitment Letter").

     10.8 Amendment to the Commitment Letter dated February 8, 1995 and effective as of December 31, 1994.

     10.9 Amendment No. 2 to Amended and Restated Pledge Agreement dated as of July 15, 1994 between LMUSA, as Pledgor, and Lehman Brothers Special, Inc., as Pledgee.

     10.10 Amendment to Agreement dated as of September 23, 1994 between the registrant and entities and individuals listed therein as the Cold Spring Group.

     10.11 Agreement dated September 30, 1994 among the registrant, General Electric Capital Corporation and ELLCO Leasing Corporation relating to the termination of the General Escrow and the General Escrow Agreement described therein.

     10.12 Asset Purchase Agreement dated as of December 16, 1994 by and between Lomas Information Systems, Inc., as Seller, Residential Information Services Limited Partnership, as Buyer, the registrant, LMUSA and Residential Services Corporation of America.

     10.13 Employment Agreement dated as of December 1, 1994 by and between the registrant and Eric D. Booth.

     10.14 Employment Agreement dated as of December 1, 1994 by and between the registrant and Robert R. Denton.

     10.15 Lomas Financial Corporation 1993 Intermediate and Long Term Incentive Plan Phantom Stock Agreement dated as of December 12, 1994 between the registrant and Eric D. Booth.

     10.16 Lomas Financial Corporation 1993 Intermediate and Long Term Incentive Plan Phantom Stock Agreement dated as of December 12, 1994 between the registrant and Robert R. Denton.

     10.17 Consulting Agreement dated as of August 2, 1994 by and between the registrant and Jess Hay.

     10.18 Consulting Agreement dated as of November 1, 1994 by and between the registrant and Gary White.

     10.19 Consulting Agreement dated as of November 1, 1994 by and between the registrant and Ramona Taylor.

     10.20 Ninth Amendment to Restated Loan and Security Agreement dated February 13, 1995 and effective as of December 31, 1994 among LMUSA, the bank signatories thereto, Bank One, Texas, N.A., as Administrative Agent, and Texas Commerce Bank National Association, as Syndication Agent.

     11        Computation of Earnings (Loss) Per Share.

     27        Financial Data Schedule.

(b)  Reports on Form 8-K:

     Form 8-K dated December 13, 1994 reporting the appointment of Eric D. Booth as the registrant's President and Chief Executive Officer and his election to the registrant's Board of Directors. No financial statements were filed.

     Form 8-K dated December 19, 1994 reporting the completion of the sale of substantially all of the assets of Lomas Information Systems, Inc. to a subsidiary of an insurance company. No financial statements were filed.

     Form 8-K dated January 24, 1995 reporting change of independent auditors. No financial statements were filed.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOMAS FINANCIAL CORPORATION




Date:  February 14, 1995                By:  /s/ERIC D. BOOTH
                                             --------------------------
                                             Eric D. Booth
                                             President, Chief Executive
                                               Officer and Director




Date:  February 14, 1995                By:  /s/GARY WHITE
                                             --------------------------
                                             Gary White
                                             Senior Vice President and
                                               Controller

                        LOMAS FINANCIAL CORPORATION

                             INDEX TO EXHIBITS

                                                           Sequentially
Exhibit                                                      Numbered
   No.                                                         Page
- - -------                                                    ------------

10.1    Fourth Amendment to Restated Loan and Security         23
        Agreement dated as of February 28, 1994 among Lomas Mortgage USA, Inc. ("LMUSA"), the bank signatories thereto, Bank One, Texas, N.A., as
        Administrative Agent, and Texas Commerce Bank
        National Association, as Syndication Agent.

10.2    Eighth Amendment to Restated Loan and Security         32
        Agreement dated as of November 29, 1994 among LMUSA, the bank signatories thereto, Bank One, Texas, N.A., as Administrative Agent, and Texas
        Commerce Bank National Association, as
        Syndication Agent.

10.3    Whole Loan Financing Facility dated May 16, 1994       42
        (the "Whole Loan Financing Facility") between LMUSA and DLJ Mortgage Capital, Inc. ("DLJ").

10.4    Promissory Note dated as of May 16, 1994 executed      49
        by LMUSA for the benefit of DLJ in the principal amount of $600,000,000 (the "Promissory Note").

10.5    Whole Loan Financing Program Tri-Party Custody         53
        Agreement dated as of May 16, 1994 between LMUSA, as Customer, DLJ and Bank One, Texas N.A., as
        Custodian (the "Tri-Party Custody Agreement").

10.6    Pledge Agreement dated as of May 16, 1994 by and       82
        between DLJ and LMUSA.

10.7    Commitment Letter dated May 18, 1994 between LMUSA    100
        and DLJ relating to the Whole Loan Financing
        Facility, the Promissory Note, the Pledge Agreement and the Tri-Party Custody Agreement (the
        "Commitment Letter").

10.8    Amendment to the Commitment Letter dated              106
        February 8, 1995 and effective as of December 31,
        1994.

10.9    Amendment No. 2 to Amended and Restated Pledge        107
        Agreement dated as of July 15, 1994 between LMUSA, as Pledgor, and Lehman Brothers Special, Inc., as Pledgee.

10.10   Amendment to Agreement dated as of September 23,      109
        1994 between the registrant and entities and individuals listed therein as the Cold Spring
        Group.

10.11   Agreement dated September 30, 1994 among the          112
        registrant, General Electric Capital Corporation and ELLCO Leasing Corporation relating to the termination of the General Escrow and the General
        Escrow Agreement described therein.

10.12   Asset Purchase Agreement dated as of December 16,     117
        1994 by and between Lomas Information Systems,
        Inc., as Seller, Residential Information Services
        Limited Partnership, as Buyer, the registrant, LMUSA and Residential Services Corporation of
        America.

10.13   Employment Agreement dated as of December 1, 1994     165
        by and between the registrant and Eric D. Booth.

10.14   Employment Agreement dated as of December 1, 1994     180
        by and between the registrant and Robert R. Denton.

10.15   Lomas Financial Corporation 1993 Intermediate and     195
        Long Term Incentive Plan Phantom Stock Agreement dated as of December 12, 1994 between the registrant and Eric D. Booth.

10.16   Lomas Financial Corporation 1993 Intermediate and     198
        Long Term Incentive Plan Phantom Stock Agreement dated as of December 12, 1994 between the registrant and Robert R. Denton.

10.17   Consulting Agreement dated as of August 2, 1994 by    201
        and between the registrant and Jess Hay.

10.18   Consulting Agreement dated as of November 1, 1994     210
        by and between the registrant and Gary White.

10.19   Consulting Agreement dated as of November 1, 1994     218
        by and between the registrant and Ramona Taylor.

10.20   Ninth Amendment to Restated Loan and Security         226
        Agreement dated February 13, 1995 and effective as of December 31, 1994 among LMUSA, the bank signatories thereto, Bank One, Texas, N.A., as
        Administrative Agent, and Texas Commerce Bank
        National Association, as Syndication Agent.

11      Computation of Earnings (Loss) Per Share.             230

27      Financial Data Schedule.