Form 10-Q
period 1995-03-31
LOMAS FINANCIAL CORP
filed 1995-05-12
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1995: Common Stock, $1 par 20,145,731 shares.

                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1995
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                             Page No.
                                                             --------

PART I -- FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheet -- March 31, 1995 and
           June 30, 1994                                           3
         Statement of Consolidated Operations -- Quarter and
           Nine Months Ended March 31, 1995 and 1994               4
         Statement of Consolidated Cash Flows -- Nine Months
           Ended March 31, 1995 and 1994                           5
         Notes to Consolidated Financial Statements                6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Results of Operations                                     11
         Liquidity and Capital Resources                           16

PART II -- OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                                   17

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    18

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEET
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                    March 31, 1995       June 30, 1994
                                    --------------       -------------
                                     (Unaudited)            (Note)
Assets
Cash and cash equivalents             $   36,336          $    7,206

First mortgage loans held for
  sale                                   321,887             257,534
Investments                              282,526             117,452
Receivables                               85,785              84,155
Foreclosed real estate                     5,011               8,934
                                      ----------          ----------
                                         695,209             468,075
Less allowance for losses                (26,650)            (12,262)
                                      ----------          ----------
                                         668,559             455,813

Purchased future mortgage
  servicing income rights--net           353,906             382,009
Fixed assets--net                         84,276              89,154
Prepaid expenses and other
  assets                                  23,900              30,133
Net assets of discontinued
  operations                              70,828             113,258
                                      ----------          ----------
                                      $1,237,805          $1,077,573
                                      ==========          ==========
Escrow, agency and fiduciary
  funds--see contra                   $  571,210          $  603,163
                                      ==========          ==========

Liabilities and Stockholders' Equity
Liabilities:
       Accounts payable and accrued
    expenses                          $   73,379          $   71,862
       Notes payable                     582,990             341,047
       Term notes payable                379,097             383,311
       Senior convertible notes
    payable                              139,918             139,918
                                      ----------          ----------
                                       1,175,384             936,138
                                      ----------          ----------

Stockholders' Equity:
       Common stock--20,146 and
         20,100 shares issued
         and outstanding,
         respectively                     20,146              20,100
       Other paid-in capital             309,577             309,429
       Retained earnings (deficit)      (267,302)           (188,094)
                                      ----------          ----------
                                          62,421             141,435
                                      ----------          ----------

                                      $1,237,805          $1,077,573
                                      ==========          ==========

Liability for escrow, agency
       and fiduciary funds--
       see contra                     $  571,210          $  603,163
                                      ==========          ==========

Note: The balance sheet at June 30, 1994 as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

             STATEMENT OF CONSOLIDATED OPERATIONS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                   Quarter Ended      Nine Months Ended
                                     March 31             March 31
                                -------------------  --------------------
                                  1995       1994      1995       1994
                                --------   --------  --------   ---------
Revenues
Mortgage servicing              $ 33,357   $ 35,303  $100,642   $ 110,838
Commissions and fees               7,485      6,811    23,896      20,986
Interest                           7,225      9,413    17,950      26,922
Investment                         5,404      4,516    14,347      17,649
Gain (loss) on sales              (2,080)     7,438     1,510      19,446
Management fees -- affiliates         --         --        --       2,952
Other -- affiliates                   --         --        --       5,028
Other                                925        352     5,443       5,837
                                --------   --------  --------   ---------
                                  52,316     63,833   163,788     209,658
                                --------   --------  --------   ---------
Expenses
Interest                          21,561     19,463    58,815      61,048
Personnel                         14,076     17,164    44,681      56,961
Depreciation and amortization     14,575     10,102    46,439     137,245
Other operating                   10,517     18,805    32,254      29,429
Provision for losses               2,136      3,045    33,207       6,352
Provision for restructuring        9,000         --     9,000       5,570
                                --------   --------  --------   ---------
                                  71,865     68,579   224,396     296,605
                                --------   --------  --------   ---------
Loss from continuing
  operations                     (19,549)    (4,746)  (60,608)    (86,947)
Loss from discontinued
  operations                      (5,600)   (12,923)  (18,600)    (28,427)
                                --------   --------  --------   --------

Net loss                        $(25,149)  $(17,669) $(79,208)  $(115,374)
                                ========   ========  ========   ========
Earnings (loss) per share:
  Loss from continuing
    operations                     $(.97)     $(.24)   $(3.01)     $(4.32)
  Net loss                        $(1.25)     $(.88)   $(3.93)     $(5.73)

Average number of shares          20,164     20,135    20,151      20,131

Note: Reclassifications have been made to March 31, 1994 financial statements for comparative purposes.

See notes to consolidated financial statements.

             STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
               LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (in thousands)

                                                       Nine Months Ended
                                                           March 31
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
Operating activities:
  Loss from continuing operations                     $(60,608)  $(86,947)
  Adjustments to reconcile loss from continuing
    operations to net cash provided by operating
    activities:
      Depreciation and amortization                     46,439    137,245
      Provision for losses                              33,207      6,352
      Provision for restructuring                        9,000      5,570
                                                      --------   --------
        Cash provided by operations before working
          capital changes                               28,038     62,220
  Net change in first mortgage loans held for sale     (62,804)    21,107
  Net change in sundry receivables, payables, and
    other assets                                       (22,041)   (29,174)
                                                      --------   --------
        Net cash provided (used) by operating
          activities                                   (56,807)    54,153
                                                      --------   --------
Investing activities:
  Purchases of investments                            (188,268)   (12,692)
  Maturities/sales of investments                       19,507     65,627
  Purchases of loans from pools                         (4,957)   (13,817)
  Sales of foreclosed real estate                        6,139     15,411
  Net purchases of fixed assets                           (272)   (20,590)
  Purchases of future mortgage servicing income
    rights                                             (47,632)   (90,962)
  Sales of future mortgage servicing income rights      39,156     11,694
  Other                                                    194     (2,031)
                                                      --------   --------
        Net cash used by investing activities         (176,133)   (47,360)
                                                      --------   --------
Financing activities:
  Net borrowings of notes payable                      241,943      5,590
  Term debt repayments                                  (4,215)    (6,603)
                                                      --------   --------
        Net cash provided (used) by financing
          activities                                   237,728     (1,013)
                                                      --------   --------

Net decrease in cash and cash equivalents                4,788      5,780
Net cash provided (used) by discontinued operations     24,342    (13,068)
Cash and cash equivalents at beginning of period         7,206     34,368
                                                      --------   --------

Cash and cash equivalents at end of period            $ 36,336   $ 27,080
                                                      ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
MARCH 31, 1995


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at March 31, 1995 have been included. Operating results for the nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1994.

NOTE B -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share data for the quarter and nine months ended March 31, 1995 and 1994 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Nonemployee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and nine months ended March 31, 1995 and 1994, the fully diluted per share data is antidilutive.

NOTE C -- REVERSE INTEREST RATE SWAPS

     The Company, through its wholly-owned subsidiary, Lomas Mortgage USA, Inc. ("Lomas Mortgage"), enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as hedges of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges, and losses where the fixed rate debt associated with the swap is reduced below the notional amount of the swap, are marked to market with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss on such swaps.
Under the terms of the swap agreements in existence at March 31, 1995, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. The Company has not entered into any additional interest rate swap agreements since October 1993.

     The swap agreements contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate, if, in its reasonable business judgment, there has been a material adverse change in the business, assets, operations or financial condition of Lomas Mortgage since April 1, 1994. The terms of the swaps also provide that the counterparty, under certain circumstances, can demand collateral from the Company to protect against mark-to-market exposure attributable to the agreements. During fiscal 1994, as a result of increases in interest rates, the Company, at the request of the counterparty, pledged servicing rights related to approximately $4.8 billion of mortgage loans as collateral. During the nine months ended March 31, 1995, the Company pledged additional servicing rights related to approximately $2.0 billion of mortgage loans.

     At March 31, 1995 interest rate swaps in the aggregate notional amount of $800 million were outstanding, all of which were designated as hedges.
The Company's notes payable, investment credit lines and certain of the warehouse debt totaling $800 million were hedged by the interest rate swaps. The Company receives an average fixed interest rate of 4.765 percent on these swaps. The floating interest rate, which the Company pays, at March 31, 1995 was 6.140 percent. During the quarter and nine months ended March 31, 1995, the Company incurred interest expense of $1,238,000 and $971,000, respectively, from the swaps. In the same periods of fiscal 1994, the interest rate swaps reduced the Company's interest expense by $3.6 million and $12.0 million, respectively.

     Since its inception in July 1992 and through March 31, 1995, the interest rate swap program has generated net cash of $38.8 million, including cash related deferred gains of $9.0 million which currently is being amortized as an offset to future net interest expense at a rate of $3.3 million a year.

     At the beginning of the second quarter of fiscal 1995, the amount of fixed rate debt dropped below the notional amount of the swaps ($800 million), the Company recorded a loss of approximately $7.4 million which is included in provision for losses. The fixed rate debt increased over the notional amount of the swaps during the second and third quarters and the entire $800 million amount of swaps is accounted for as a hedge at March 31, 1995. The liability resulting from the loss is being amortized over the remaining life of the swaps.

     Based on the current interest rates and the current credit worthiness of the counterparty, if the swap agreements had been terminated as of May 9, 1995, Lomas Mortgage would have incurred a liability (net of $15.1 million deferred credits) of approximately $23.6 million. However, the Company does not intend to terminate these swaps until their maturity in October 1998, and assuming the A1/P1 commercial paper interest rate remains at 6.0 percent for the next 43 months, the cash to be paid by the Company as interest on the swaps to maturity of the swaps would be $35.4 million and the discounted present value would be approximately $30.7 million.

NOTE D -- PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS ("PMSRs")

     Since April 1993 the Company had been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed its estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material adverse effect on the financial statements of the Company as of July 1, 1994 or for the nine months ended March 31, 1995.

     PMSRs at March 31, 1995, consisted of the following (in thousands):

Cost of PMSRs                                               $ 547,503
Capitalized excess servicing fees                               3,055
                                                            ---------
                                                              550,558
Less:  Accumulated amortization                              (196,652)
                                                            ---------
                                                            $ 353,906
                                                            =========

     Changes in PMSRs were as follows (in thousands):

Beginning balance at July 1, 1994                           $ 382,009
Additions                                                      48,865
Sales and writeoffs                                           (36,553)
Amortization                                                  (40,415)
                                                            ---------
Ending balance at March 31, 1995                            $ 353,906
                                                            =========

NOTE E -- RESTRUCTURING AND REDUCTION IN FORCE

     In January 1995 the Company announced a restructuring and reduction-in-force plan (the "1995 Plan"). Under this plan, the Company is planning to reduce its staff by approximately 200 employees which should be completed by June 30, 1995. The 1995 Plan is expected to produce annual savings of approximately $6.6 million when completed. In connection with the 1995 Plan, the Company recorded a charge of $6.0 million in the March 1995 quarter, of which approximately $1.6 million was the estimated pension plan curtailment loss (noncash charge) related to the involuntary enhanced pension benefit. Also during the March quarter, the Company's mortgage banking division recorded a $3 million provision for the reduction in the carrying value of one of its office buildings which is being vacated and is being held for sale.

NOTE F -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

     On December 16, 1994, the Company completed the sale of substantially all of the assets of LIS to a subsidiary of an insurance company (the "Purchaser"). As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity, which note can be adjusted based on the future financial performance of the Purchaser; and a contingent interest equal to 35 percent of the Purchaser's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. The calculation of the present value of the estimated discounted cash flow considerations from this transaction is approximately $40 million using a discount factor of 20 percent. The Company does not retain operational or management control of the successor entity. A loss of $2.0 million was recorded on this transaction for the nine months ended March 31, 1995 and a $33.5 million loss at June 30, 1994. The Company believes that during the period involved, it will recover its remaining investment, however, there is no assurance that the projected revenues used in the calculation of the remaining investment will be achieved. The Company will apply all subsequent receipts related to the transaction to reduce its remaining book basis. After full recovery of the remaining basis, all subsequent revenues will be recorded as income as they are received.

     In March 1995, the parent of the Purchaser announced its intention to sell its mortgage banking business which includes the Purchaser. According to the agreement between the Company and the Purchaser and under the scenario that the Purchaser's parent is selling the information systems business either with or separately from its mortgage banking business, the Company would have the right to accelerate the $8.0 million promissory note. The Company's contingent earn-out interest in the future revenues of the information systems business could be adversely affected by the future performance of the Purchaser.

     The following table presents a summary of LIS' revenues, expenses and net operating results during the quarter and nine months ended March 31, 1995 and 1994 (in thousands):

                                        Quarter Ended    Nine Months Ended
                                          March 31           March 31
                                      ----------------  ------------------
                                       1995     1994      1995      1994
                                      -------  -------  --------  --------
Revenues                              $    --  $ 9,869  $ 16,050  $ 28,095
Expenses                                   --   15,792    27,889    45,522
                                      -------  -------  --------  --------

Loss prior to reserve application          --   (5,923)  (11,839)  (17,427)
Reserve application                        --       --    11,839        --
                                      -------  -------  --------  --------

Net loss                              $    --  $(5,923) $     --  $(17,427)
                                      =======  =======  ========  ========

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. STL was owned 51% by LFC and 49% by Lomas Mortgage at March 31, 1995. During the quarter and nine months ended March 31, 1995, the Company provided reserves totaling
$5.6 million and $16.6 million, respectively, for the discontinued short term lending operations. These reserves are to cover projected operating losses ($3.2 million) through the disposition of all assets. The provision for losses on properties were $2.4 million and $13.4 million, respectively, for the quarter and nine months Ended March 31, 1995. For the quarter and nine months ended March 31, 1995 and 1994, losses of $2.2 million, $3.2 million, $11.5 million and $8.7 million respectively, were charged to the reserves.
At March 31, 1995, the Company had reserves in the amount of $6.0 million to cover future operating losses through the disposition of all properties.

     Net assets of discontinued short term lending operations at March 31, 1995 were as follows (in thousands):

Assets:
  Mortgage notes receivable and foreclosed real estate, net of
    allowance for losses of $16,708                                $38,304
  Cash and cash equivalents                                          7,468
  Other assets                                                       1,118
                                                                   --------
                                                                    46,890

Less:
  Accounts payable and accrued expenses                               (927)
  Future operating loss reserves                                    (6,045)
                                                                   --------
                                                                   $39,918

NOTE G -- CONTINGENT LIABILITIES

     Reference is made to NOTE F -- CONTINGENT LIABILITIES in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and NOTE I -- CONTINGENT LIABILITIES in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994 for a description of various lawsuits involving the Company. There have been no material developments or changes to any of these lawsuits.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

NOTE H -- PENDING ADOPTION OF AUTHORITATIVE STATEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

This statement, which is effective for financial statements for fiscal years beginning after December 31, 1995, provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Management is currently evaluating the impact, if any, of the implementation of this statement on the Company's consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's continuing operations, after provisions of $9.0 million for restructuring, recorded a loss for the quarter ended March 31, 1995 of $19.5 million compared to a loss of $4.7 million for the same period in 1994. For the nine months ended March 31, 1995 and 1994, operating losses from continuing operations were $60.6 million and $86.9 million, respectively. Discontinued operations incurred losses of $5.6 million and $18.6 million in the quarter and nine months ended March 31, 1995, respectively, compared to losses of $12.9 million and $28.4 million for the same periods in fiscal 1994.

     The operating results of the Company during the quarter and nine months ended March 31, 1995 and 1994 were as follows (in thousands):

                                      Quarter Ended     Nine Months Ended
                                        March 31            March 31
                                   ------------------- -------------------
                                     1995      1994      1995      1994
                                   ------    ------    ------    -------
Operating Income (Loss)
  Mortgage banking                 $(12,386) $    209  $(41,959) $ (75,659)
  Other                                 100       303     2,016      5,275
                                   --------  --------  --------  ---------
                                    (12,286)      512   (39,943)   (70,384)
Corporate Expenses
  General and administrative         (1,138)   (2,058)   (5,426)    (6,345)
  Provision for losses                   --        --    (1,900)        --
  Provision for restructuring        (2,800)       --    (2,800)      (480)
  Corporate interest                 (3,325)   (3,200)  (10,539)    (9,738)
                                   --------  --------  --------  ---------
    Loss from continuing
      operations                    (19,549)   (4,746)  (60,608)   (86,947)
  Loss from discontinued
    operations                       (5,600)  (12,923)  (18,600)   (28,427)
                                   --------  --------  --------  ---------

Net loss                           $(25,149) $(17,669) $(79,208) $(115,374)
                                   ========  ========  ========  =========

Restructuring and Reduction in Force

     In January 1995 the Company announced a restructuring and reduction-in-force plan (the "1995 Plan"). Under this plan, the Company is planning to reduce its staff by approximately 200 employees which should be completed by June 30, 1995. The 1995 Plan is expected to produce annual savings of approximately $6.6 million when completed. In connection with the 1995 Plan, the Company recorded a charge of $6.0 million in the March 1995 quarter, of which approximately $1.6 million was the estimated pension plan curtailment loss (noncash charge) related to the involuntary enhanced pension benefit. Also during the March quarter, the Company's mortgage banking division recorded a $3 million provision for the reduction in the carrying value of one of its office buildings which is being vacated and is being held for sale.

Mortgage Banking

     Mortgage banking divisions revenues, expenses and contributions/loss from continuing operations for the quarter and nine months ended March 31, 1995 and 1994 were derived from the following sources (in millions):


                                 Quarter Ended March 31            Nine Months Ended March 31
                            ---------------------------------   ---------------------------------
                                 1995              1994               1995              1994
                            ---------------   ---------------   ---------------   ---------------
Loan administration
  Revenues                  $ 30.8            $ 33.0            $ 93.0            $ 102.4
  Expenses                   (13.0)            (15.1)            (36.8)             (44.2)
  Amortization (including
    $80 million impairment
    provisions in the 1994
    period)                  (12.4)  $  5.4    (16.9)  $  1.0    (39.1)  $ 17.1    (131.8)  $(73.6)
                            ------            ------            ------            -------
Master servicing
  Revenues                     2.5               2.6               8.2                9.3
  Expenses                    (1.9)             (1.9)             (5.1)              (6.1)
  Amortization                (0.2)     0.4     (0.1)     0.6     (1.2)     1.9      (0.4)     2.8
                            ------            ------            ------            -------
Insurance
  Agency                       2.2               2.0               7.1                6.1
  Mortgage plans               1.7               1.2               4.6                3.7
  Expenses                    (1.4)     2.5     (1.2)     2.0     (4.3)     7.4      (3.5)     6.3
                            ------            ------            ------            -------
Banking (including
  warehousing and
  investment income and
  interest expense)
    Revenues                  10.3              10.6              27.0               34.9
    Expenses                 (18.5)    (8.2)   (16.1)    (5.5)   (49.0)   (22.0)    (51.0)   (16.1)
                            ------            ------            ------            -------
Portfolio production
  Revenues                     0.7              14.2              11.3               38.6
  Expenses                    (3.2)    (2.5)    (7.4)     6.8    (12.9)    (1.6)    (23.4)    15.2
                            ------            ------            ------            -------
Field services
  Revenues                     2.8               3.6               8.7               10.9
  Expenses                    (3.0)    (0.2)    (4.1)    (0.5)    (9.1)    (0.4)    (10.0)     0.9
                            ------            ------            ------            -------
Fund and asset management
  Revenues                      --                --                --                8.3
  Expenses                      --       --       --       --       --       --      (2.1)     6.2
                            ------            ------            ------            -------
General and
  administrative expense               (3.6)             (4.2)            (10.5)             (12.3)
                                     ------            ------            ------             ------
Income (loss) before special
  provisions                           (6.2)              0.2              (8.1)             (70.6)

Provision for losses                     --                --             (27.7)                --

Provision for restructuring            (6.2)               --              (6.2)              (5.1)
                                     ------            ------            ------             ------

Operating income (loss)              $(12.4)           $  0.2            $(42.0)            $(75.7)
                                     ======            ======            ======             ======

     The loan administration unit generated operating income of $17.1 million in the nine months ended March 31, 1995 compared to income of $6.4 million before an $80 million provision for PMSR impairment in the same period in fiscal 1994. For the quarter ended March 31, 1995, income was $5.4 million compared to $1.0 million for the quarter ended March 31, 1994 principally because of a reduction in amortization cost.

     The improved operating results reflected a significant decline in the Company's servicing portfolio runoff rate from an annualized 29.3 percent in the quarter ended March 31, 1994 to an annualized rate of 10.3 percent in the March 1995 quarter. The annualized runoff rates for the nine months ended March 31, 1995 and 1994 were 12.6 percent and 37.5 percent, respectively. As a consequence of this improvement, portfolio amortization expenses declined from $51.8 million (before an $80 million PMSR impairment) in the nine months ended March 31, 1994 to $39.1 million in the same period of 1995. For the quarter ended March 31, 1995 and 1994, amortization expenses were $12.4 million and $16.9 million, respectively. The runoff rate for the month of April 1995 increased to 11 percent and projected runoff rates for the fourth quarter of fiscal 1995 will increase amortization expense as long-term interest rates have declined recently.

     Loan administration related expenses decreased from $15.1 million and $44.2 million in the quarter and nine months ended March 31, 1994 to $13.0 million and $36.8 million in the same periods in fiscal 1995, respectively, reflecting the cost reduction methods implemented at the Company. Related revenues decreased from $33.0 million and $102.4 million in the quarter and nine months ended December 31, 1994 to $30.8 million and $93.0 million in the same periods in 1995, respectively. The decrease in revenues is principally due to a reduction in the Company-owned servicing portfolio from $28.7 billion at March 31, 1994 to $26.4 billion at March 31, 1995. During the quarter ended March 31, 1995, the Company sold, from its primary servicing portfolio, mortgage servicing rights on $2.3 billion unpaid principal balance of mortgages loans. The Company continues to subservice these loans but receives lower servicing fees. At March 31, 1995 and 1994, the Company's servicing portfolio including subservicing totaled $33.3 billion and $34.4 billion, respectively.

     Master servicing operations generated income of $1.9 million during the nine months ended March 31, 1995 compared to income of $2.8 million in the same period of 1994. The decrease in income is primarily attributable to a decrease in the master servicing portfolio as a result of the termination of the management contract with Capstead Mortgage Corporation in September 1993.

The master servicing portfolios totaled $8.1 billion and $8.9 billion at March 31, 1995 and 1994, respectively.

     The following is an analysis of servicing fee income for the quarter and nine months ended March 31, 1995 and 1994 (in thousands):

                                    Quarter Ended      Nine Months Ended
                                      March 31                March 31
                                  -----------------    ------------------
                                    1995      1994      1995       1994
                                  -------   -------    -------    -------
Servicing fee income:
  Primary:
    Directly owned                $29,194   $31,308    $87,495    $98,093
    Servicing for others            1,573     1,630      5,498      4,307
                                  -------   -------    -------    -------
                                   30,767    32,938     92,993    102,400
  Master servicing portfolio        2,495     2,643      8,196      9,296
                                  -------   -------    -------    -------
    Total                         $33,262   $35,581    $101,189   $111,696
                                  =======   =======    =======    =======


     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                         March 31, 1995     June 30, 1994
                                         --------------     -------------

Portfolio principal balances:
  Primary servicing portfolio               $26,446            $28,455
  Subservicing portfolio                      6,890              5,535
                                            -------            -------
                                             33,336             33,990
  Master servicing portfolio                  8,068              8,445
                                            -------            -------
                                            $41,404            $42,435
                                            =======            =======
Portfolio loan count:
  Primary servicing portfolio               473,140            495,524
  Subservicing portfolio                     71,569             70,007
                                            -------            -------
                                            544,709            565,531
  Master servicing portfolio                136,856            136,609
                                            -------            -------
                                            681,565            702,140
                                            =======            =======

Weighted average interest rate                 8.5%               8.3%


     Insurance agency and optional mortgage insurance operations contributed income of $2.5 million in the quarter ended March 31, 1995 compared to income of $2.0 million in the same quarter of fiscal 1994. For the nine months ended March 31, 1995 and 1994, such income was $7.4 million and $6.3 million, respectively. The improved results during the fiscal 1995 periods is primarily due to an increase in the volume of insurance policies.

     The banking unit of the mortgage banking division recorded net expenses of $8.2 million and $22.0 million in the quarter and nine months ended March 31, 1995, respectively, which were $2.7 million and $5.9 million higher than the $5.5 million and $16.1 million net expenses reported for the quarter and nine months ended March 31, 1994, respectively. Banking revenues decreased by $7.9 million from $34.9 million in the nine months ended March 31, 1994 to $27.0 million in the same period of fiscal 1995. The decrease in revenues is attributable primarily to the fact that the average amount of the first mortgage loans held in warehouse pending delivery to permanent investors was substantially lower in the fiscal 1995 period than in the 1994 period as a result of lower production volumes caused by higher interest rates. In addition, banking revenues for the nine months ended March 31, 1994 included a $2.3 million interest rate swap termination fee which was not treated as a hedge. Banking expenses increased by $2.4 million to $18.5 million in the quarter ended March 31, 1995. For the nine months ended March 31, 1995, total banking expenses decreased by $2.0 million from $51.0 million in 1994 to $49.0 million in 1995. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, totaled $1.2 million and $3.7 million the quarter and nine months ended March 31, 1995, respectively, and were $4.0 million and $16.4 million, respectively, in the 1994 periods. The positive variance on PIF interest was offset by the interest rate swap program during the fiscal 1995 periods. During the quarter and nine months ended March 31, 1994, the interest rate swap program reduced the Company's interest expense by $3.6 million and $9.7 million, respectively. During fiscal 1995 periods, the Company incurred interest expense on the interest rate swaps of $1.2 million and $971,000 for the quarter and nine months ended March 31, 1995, respectively.

     The portfolio production unit recorded losses of $2.5 million and $1.6 million in the quarter and nine months ended March 31, 1995, respectively, compared to income of $6.8 million and $15.2 million in the same periods in fiscal 1994. Portfolio production through flow acquisitions was $1.7 billion and $4.9 billion in the quarter and nine months ended March 31, 1995, respectively compared to $4.4 billion and $10.7 billion in the same periods of fiscal 1994. The production volumes in fiscal 1995 were affected by higher interest rates. Portfolio production revenues for the quarter and nine months ended March 31, 1994 included $7.5 million and $19.2 million, respectively, of gains from the sale of first mortgage loans and related servicing rights. Production revenues, during the March quarter and nine months of fiscal 1995, included net losses of $1.8 million and net gains of $1.8 million from the sales of first mortgage loans and servicing rights, respectively. Included in these net gains and losses was a $2.1 million loss recorded on the sale of a servicing portfolio of $2.3 billion in unpaid principal balance of mortgage loans of which the Company received $21.9 million of cash.

     Fund and asset management operation was discontinued and transferred to Capstead Mortgage Corporation ("Capstead") during fiscal 1994 when Capstead became self-administered at September 30, 1993. Accordingly, the unit, which contributed $6.2 million of income in the nine months ended March 31, 1994, contributed nothing in the 1995 period.

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

Other

     The Company's other operations during the quarter and nine months ended March 31, 1995 generated income of $100,000 and $2.0 million, respectively, compared to income of $300,000 and $5.3 million , respectively, in the 1994 periods.

     During the quarter and nine months ended March 31, 1995 and 1994, the other operating results included losses of $600,000, $900,000 and $2.6 million and $2.4 million, respectively, from the Company's image processing operations. During the nine months ended March 31, 1995 and 1994, the Company recorded gains of $2.8 million and $3.9 million, respectively, from settlements of certain contractual provisions related the Company's 1991 sale of ELLCO Leasing Corporation.

Discontinued Operations

     On December 16, 1994, the Company completed the sale of substantially all of the assets of LIS to a subsidiary of an insurance company. In March 1995 the Purchaser's parent announced its intention to sell the mortgage banking-related business. For more information, see NOTE F - DISCONTINUED OPERATIONS on page 8.

     During the quarter and nine months ended March 31, 1995, the Company provided reserves totaling $5.6 million and $16.6 million, respectively, for the discontinued short term lending operations. These reserves are to cover projected operating losses ($3.2 million) through the disposition of all assets. The provision for losses on properties were $2.4 million and $13.4 million, respectively, for the quarter and nine months Ended March 31, 1995. For the quarter and nine months ended March 31, 1995 and 1994, losses of $2.2 million, $3.2 million and $11.5 million and $8.7 million, respectively, were charged to the reserves.

Liquidity and Capital Resources

     The outstanding capital and credit resources of the Company at March 31, 1995 included (in millions):

Short term debt of Lomas Mortgage:
  --Secured by first mortgage loans pending delivery
    to permanent investors                                       $  313.5
  --Secured by high quality short term investments                  253.8
  --Borrowings under working capital line of credit                  10.0
  --Other short term debt                                             5.7
                                                                 --------
                                                                    583.0
                                                                 --------
Term debt of Lomas Mortgage:
  --Notes due in 1997                                               150.0
  --Notes due in 2002                                               190.0
  --Other                                                            39.1
                                                                 --------
                                                                    379.1
                                                                 --------

Convertible notes of LFC due in 2003                                139.9

Stockholders' equity                                                 62.4
                                                                 --------
                                                                 $1,164.4
                                                                 ========

     Short term debt was $583.0 million at March 31, 1995, including $253.8 million principal amount borrowed under investment lines of credit and $313.5 million principal amount of warehouse debt and repurchase agreement borrowings secured by single-family mortgage loans pending delivery to permanent investors. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable and repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness except short term working capital debt is self-liquidating and none of it constitutes any burden on operating cash flow.

     Lomas Mortgage had outstanding at March 31, 1995 interest rate swaps in the aggregate notional amount of $800 million, all of which were designated as hedges. For more information on the interest rate swaps, see NOTE C -- REVERSE INTEREST RATE SWAPS on page 6.

     Semi-annual interest payments in the amount of $17.1 million on Lomas Mortgage's senior notes and $6.3 million on LFC's senior convertible notes will be due in October 1995. In addition, a final payment in the amount of $37.9 million along with accrued interest related to a mortgage note on the Company's headquarters is due in March 1996 and Lomas Mortgage's $150 million senior notes are due on October 1, 1997. LFC is required to make annual deposits of $10 million beginning October 31, 1997 to a sinking fund for the redemption of LFC's senior convertible notes.

     Coverage for the term notes payable of Lomas Mortgage is provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during the nine months ended March 31, 1995, after paying interest on its short term debt, generated $70.0 million in cash available for (i) payment of interest on the subsidiary's $379.4 million term debt, (ii) investment in portfolio maintenance, (iii) intercompany advances or payment of dividends to LFC (subject to restricted payment limitations described below), and (iv) for Lomas Mortgage's working capital.

     Under the terms of the warehouse agreement, servicing payment agreement and working capital line of credit that contains the most restrictive covenants, Lomas Mortgage is restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $10 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before tax since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii) (a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale by Lomas Mortgage of its capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants was changed effective December 31, 1994 to $150 million. Lomas Mortgage's net worth as defined at March 31, 1995 was $155.4 million and the Company was in compliance with all covenants at March 31, 1995. At March 31, 1995, under these agreements, Lomas Mortgage could transfer as intercompany advances to LFC approximately $3.0 million.

     Coverage for interest payments on LFC's $140 million of convertible notes due 2003 and general corporate expenses have been provided by (a) dividends (if available) and intercompany advances (see above restrictions) from Lomas Mortgage, (b) advances from STL and (c) periodic liquidation or transfers of other assets. Because of the sale of LIS, LFC will not be required to fund LIS' cash losses.

     At May 1, 1995, LFC's advances from STL amounted to $35.6 million which also represented 51% of STL's equity. As of that date, LFC's ownership in STL was canceled with a return of capital in the amount of the advances and, therefore, STL is now owned 100% by Lomas Mortgage and excess funds of STL will flow to Lomas Mortgage. See NOTE F -- DISCONTINUED OPERATIONS on page 8.

     As of March 31, 1995, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture and Lomas Mortgage's $340 million note indenture, while not events of default, limits the Company's ability to issue additional term debt.

     For the effect of the implementation of SFAS No. 121, see NOTE H -- PENDING ADOPTION OF AUTHORITATIVE STATEMENTS on page 10.


                       PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to NOTE F -- CONTINGENT LIABILITIES in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and NOTE I -- CONTINGENT LIABILITIES in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994 for a description of various lawsuits involving the Company. There have been no material developments or changes to any of these lawsuits.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit
     Number
     -------

     (3.1)     Restated Bylaws of the registrant.

     (10.1) Employment Agreement dated as of January 3, 1995 by and between the registrant and W. Joseph Dryer.

     (10.2) Employment Agreement dated as of February 1, 1995 between INTELLIFILE, Inc. and Charles Kight.

     (10.3) Termination Agreement effective March 2, 1995 by and between the registrant and Jess Hay.

     (10.4) Consulting Agreement dated as of March 29, 1995 by and between the registrant and Robert E. Byerley, Jr.

     (10.5) Amendment to Employment Agreement dated as of March 31, 1995 between LMUSA and Gary H. Kell.

     (10.6) Termination Agreement effective April 30, 1995 by and between the registrant and Ramona Taylor.

     (10.7) Employment Agreement dated as of August 1, 1993 between Lomas Information Systems, Inc. and Thomas J. Clooney.

     (10.8) Commitment Agreement dated as of April 24, 1995 between Lomas Mortgage USA, Inc. ("LMUSA"), as Lender, and Federal National Mortgage Association ("Fannie Mae") (certain confidential portions of information have been omitted from this agreement and are subject to a request for confidential treatment).

     (10.9) As Soon As Pooled Option II Agreement dated April 24, 1995 between LMUSA, as Lender, and Fannie Mae.

     (10.10)   Lomas Financial Corporation Success Bonus Arrangement.

     (10.11)   Lomas Financial Corporation Stock Based Incentive Compensation
               Plan.

     (10.12) First Amendment to Employment Agreement dated as of May 11, 1995 by and between the registrant and Eric D. Booth.

     (10.13) First Amendment to Employment Agreement dated as of May 11, 1995 by and between the registrant and Robert R. Denton.

     11        Computation of Earnings (Loss) Per Share.

     27        Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOMAS FINANCIAL CORPORATION




Date:  May 12, 1995                     By:  /s/ ERIC D. BOOTH
                                             --------------------------
                                             Eric D. Booth
                                             President, Chief Executive
                                               Officer and Director




Date:  May 12, 1995                     By:  /s/ GARY WHITE
                                             --------------------------
                                             Gary White
                                             Chief Financial Officer and
                                               Senior Vice President

                        LOMAS FINANCIAL CORPORATION

                             INDEX TO EXHIBITS

                                                           Sequentially
Exhibit                                                      Numbered
   No.                                                         Page
- -------                                                    ------------

(3.1)   Restated Bylaws of the registrant.                      22

(10.1)  Employment Agreement dated as of January 3, 1995        30
        by and between the registrant and W. Joseph Dryer.

(10.2)  Employment Agreement dated as of February 1, 1995       41
        between INTELLIFILE, Inc. and Charles Kight.

(10.3)  Termination Agreement effective March 2, 1995 by        53
        and between the registrant and Jess Hay.

(10.4)  Consulting Agreement dated as of March 29, 1995 by      60
        and between the registrant and Robert E. Byerley, Jr.

(10.5)  Amendment to Employment Agreement dated as of           79
        March 31, 1995 between Lomas Mortgage USA, Inc.
        ("Lomas Mortgage") and Gary H. Kell.

(10.6)  Termination Agreement effective April 30, 1995 by       81
        and between the registrant and Ramona Taylor.

(10.7)  Employment Agreement dated as of August 1, 1993          87
        between Lomas Information Systems, Inc. and
        Thomas J. Clooney.

(10.8)  Commitment Agreement dated as of April 24, 1995         88
        between Lomas Mortgage, as Lender, and Federal
        National Mortgage Association ("Fannie Mae")
        (certain confidential portions of information have been omitted from this agreement and are subject to a request for confidential treatment).

(10.9)  As Soon As Pooled Option II Agreement dated             93
        April 24, 1995 between Lomas Mortgage, as Lender, and Fannie Mae.

(10.10) Lomas Financial Corporation Success Bonus               103
        Arrangement.

(10.11) Lomas Financial Corporation Stock Based Incentive       106
        Compensation Plan.

(10.12) First Amendment to Employment Agreement dated as of     111
        May 11, 1995 by and between the registrant and Eric D. Booth.

(10.13) First Amendment to Employment Agreement dated as of     113
        May 11, 1995 by and between the registrant and Robert R. Denton.

11      Computation of Earnings (Loss) Per Share.               115

27      Financial Data Schedule.