Form 10-K
period 1995-06-30
LOMAS FINANCIAL CORP
filed 1995-10-13
CIK 60150

================================================================================

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

COMMISSION FILE NUMBER 1-6868

                          LOMAS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                         75-1043392
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

    1600 VICEROY DRIVE, DALLAS, TEXAS                              75235
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:  (214) 879-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
           Title of Each Class                             on Which Registered
           -------------------                             -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

     At September 27, 1995 the aggregate market value of the registrant's common stock held by non-affiliates was $9.5 million.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     YES   X      NO
                              -----        -----

     On October 10, 1995, the Registrant and Certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the registrant's Common Stock, par value $1 per share, as of September 27, 1995: Common Stock--20,149,231 shares.

================================================================================

                          LOMAS FINANCIAL CORPORATION

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
                                                          PART I

Item 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                         PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69

                                                         PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
Item 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . .  83
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  86

                                                         PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . .  89

                          LOMAS FINANCIAL CORPORATION

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                     PART I

ITEM 1.   BUSINESS

     Lomas Financial Corporation was incorporated in Delaware in 1960, and its principal executive offices are located at 1600 Viceroy Drive in Dallas, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to Lomas Financial Corporation ("LFC") and its subsidiaries.

     The Company, through its wholly-owned subsidiary Lomas Mortgage USA, Inc., a Connecticut corporation ("Lomas Mortgage"), is principally engaged in the business of servicing on behalf of third party investors of single-family residential mortgages secured by properties located in all 50 states and the District of Columbia. The Company also provides administrative services to conduit issuers of mortgage-backed securities (sometimes referred to as "master servicing"). In addition, the Company's mortgage banking operations include mortgage and portfolio production activities, insurance agency operations, property inspection, preservation and other field operations.

CHAPTER 11 PROCEEDINGS

     On October 10, 1995, LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. and Lomas Administrative Services, Inc., both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered, with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

     Simultaneously with the filing of the Chapter 11 petitions, Lomas Mortgage made a motion seeking the Bankruptcy Court's approval of the sale (the "Proposed Sale"), pursuant to Section 363 of the Bankruptcy Code, to First Nationwide Mortgage Corporation ("First Nationwide") of its remaining mortgage servicing rights, its related insurance agency business, Lomas Mortgage's real estate owned acquired through loan foreclosures in connection with its servicing business and its trade names for $150 million in cash, payable in installments and the assumption of Lomas Mortgage's obligations related to its mortgage servicing business. The purchase price is subject to adjustment based on the differences between certain balance sheet accounts on the closing date and on July 31, 1995, the date used for computation of the base purchase price, and is subject to reduction by up to 15% of the purchase price in excess of $10 million for possible indemnities in favor of First Nationwide. Lomas Mortgage is also seeking Bankruptcy Court approval of the assumption and assignment to First Nationwide of the contracts relating to its loan servicing business and of certain leases related to its loan production business which was sold to First Nationwide on October 2, 1995. The Bankruptcy Court has set November 21, 1995 as the date for the hearing on the Proposed Sale, which is subject to higher and better offers, and the proposed assumptions and assignments of contracts and leases.

     After giving effect to the sale to First Nationwide on October 2, 1995 and the Proposed Sale, Lomas Mortgage will have no material remaining assets other than its interest in ST Lending, Inc., which owns real estate having a book value on June 30, 1995 of $28.2 million, certain other real estate assets having a book value at June 30, 1995 of $37.3 million and reduced to $25.3 million at September 30, 1995 ($13.3 million of which is encumbered by a mortgage securing borrowings of $38.4 million at September 30, 1995), and the net proceeds of the October 2 sale and the Proposed Sale, which are estimated to be approximately $212 million in the aggregate (unless a higher offer is received for the assets subject to the Proposed Sale). The aggregate value of these assets is less than Lomas Mortgage's indebtedness of approximately $378.8 million in aggregate principal amount at June 30, 1995. This will result in claims against Lomas Mortgage being liquidated in the Chapter 11 proceedings at less than 100% of their face value and may result in the equity of Lomas Mortgage's sole stockholder (LFC) being diluted or canceled. Similarly, after giving effect to the transactions described above, LFC's assets will consist of its equity interest in Lomas Mortgage, an $8.0 million note receivable from Residential Information Services that is subject to payment contingencies, cash of approximately $11.0 million and other real estate related assets of approximately $5.0 million. The value of these assets is considerably less than LFC's indebtedness, consisting principally of public indebtedness which has a principal amount of $140 million. This will result in claims against LFC being liquidated in the Chapter 11 proceedings at less than 100% of their face value and may result in the equity of LFC's stockholders being diluted or canceled. It is impossible at this time to predict the actual recovery, if any, which different classes of creditors and stockholders will realize. As a result of the reorganization proceedings, the Company may sell additional assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For further information on the Chapter 11 proceedings, see "Item 3. Legal Proceedings."

SUBSEQUENT AND OTHER SIGNIFICANT EVENTS

     In July 1995 the Company sold $1.6 billion principal amount of its mortgage servicing portfolio to a financial institution for approximately $16.2 million cash. The Company was also reimbursed by the purchaser for servicing advances made by the Company including tax advances and principal and interest advances on delinquent loans which totaled approximately $17.9 million. This sale, when finalized in October 1995, will result in a net loss of approximately $1.7 million in fiscal 1996 of which $1.0 million has been charged to previously established reserves.

     Because the Company failed to meet certain ratios contained in its bank credit lines at June 30, 1995, the Company repaid its credit line known as the P&I line in July 1995. At June 30, 1995 the balance of this line was $7.8 million. The Company also repaid certain of its bank warehouse credit lines on October 2, 1995. The balance of these lines at June 30, 1995 was $91.4 million.

     At June 30, 1995 the Company was in default on certain covenants contained in a warehouse and reverse repurchase agreement with a financial institution. At June 30, 1995 the balance of the warehouse line was $73.3 million and the balance of the reverse repurchase agreement was $44.1 million. In September 1995, the Company sold to a financial institution the first mortgage loans underlying the reverse repurchase agreement for approximately $43.6 million and paid off the corresponding amount of the credit line of $44.8 million. Loss resulting from this transaction was approximately $500,000 for the first quarter of fiscal 1996. The remaining first mortgage loans collateralizing the warehouse agreement were also sold along with the Company's GNMA servicing portfolio to First Nationwide.

     In July 1995, LFC entered into a contract to sell its image processing subsidiary. In September 1995, LFC completed the sale of the stock of this subsidiary for $4.1 million in cash and a $320,000 promissory note. The sale resulted in a gain of approximately $1.1 million for LFC and a prepaid expense in Lomas Mortgage of $2.3 million which will be used for future image processing costs.

     In August 1995, Lomas Mortgage sold certain fixed assets of its field services operation subsidiary. This sale was for $600,000 in cash and the Company realized a gain of approximately $144,000. This gain is deferred until that subsidiary's remaining receivables are collected and payables are paid.

     In August 1995 the Company sold a servicing portfolio with a $3.0 billion unpaid principal amount of mortgage loans to a financial institution for $6.0 million cash. In addition, the Company received from the purchaser a cash payment of $8.7 million for deficit escrows and principal and interest advances. This transaction resulted in a gain of approximately $200,000 which will be reflected in the first quarter of fiscal 1996.

     In August 1995 the Company terminated $155 million notional amount of its outstanding reverse interest rate swaps. The Company paid the counterparty $6.0 million in cash and incurred a loss of $4.4 million of which $1.6 million was recognized immediately and the remaining loss of $2.8 million is being amortized over the remaining life of the swaps. The Company also terminated the remaining $485 million notional amount of swaps on October 2, 1995. The cost to terminate the remaining swaps was $18.8 million which came from the sale of certain assets of Lomas Mortgage to First Nationwide as described in the following paragraph. The Company still has outstanding fixed rate debt of $518 million, therefore will continue to amortize a portion of the net loss incurred on the swap ($9.2 million) until the original swap expiration date in 1998.

     On September 5, 1995, the Company entered into an agreement to sell certain assets and liabilities of Lomas Mortgage to First Nationwide including the Company's GNMA servicing portfolio which represented approximately one-third of Lomas Mortgage's servicing portfolio, the Company's investment in Lomas Mortgage Partnership (which at June 30, 1995 was owned one-third by the Company) and the Company's loan production business which included approximately $313 million principal amount of mortgage loans held for sale at July 31, 1995, and the payment of the related $302 million of warehouse lines of credit secured by the mortgage loans held for sale at July 31, 1995. The purchase price for this transaction was approximately $100 million (less $10 million which will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. The outstanding balance of the warehouse indebtedness at June 30, 1995 was $288.1 million. The transaction closed on October 2, 1995 and resulted in a loss of approximately $81 million which will be recorded in fiscal 1996. Cash of $35 million was paid at closing and a portion of these funds were used to terminate the balance of the swaps (see the preceding paragraph) and $12.0 million was escrowed with FNMA in connection with certain recourse servicing to be sold in the Proposed Sale. Approximately $41.5 million is expected to be paid on February 1, 1996 with the final payment of the balance due on October 2, 1996. The existing warehouse debt of $208 million was also paid at closing.

     In October 1995, the Company reached a second agreement with First Nationwide to sell substantially all of the remaining servicing portfolio and certain other assets of Lomas Mortgage. The purchase price for the Proposed Sale will be approximately $150 million (less $10 million which will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments, and the assumption of certain liabilities. The proposed transaction is subject to higher and better offers and to approval by the Bankruptcy Court. If no higher offer is received, the proposed transaction would result in a loss to the Company of approximately $80 million. The remaining significant assets of Lomas Mortgage will be its investments in its buildings, real estate and ST Lending, Inc.

     As a result of the transactions described in the preceding two paragraphs, management abandoned its plans to consolidate its operations into one building and, instead, marketed such building for sale. Accordingly, the Company wrote down the building that was not written down to market during fiscal 1995. The Company recorded a loss of $12 million in the first quarter of fiscal 1996 to reflect the asset at fair value less estimated selling costs.

     Lomas Mortgage announced on October 2, 1995 that it did not make the approximately $17 million of scheduled interest payments on its 9 3/4% term notes payable due October 1, 1997 and its 10 1/4% term notes payable due October 1, 2001.

     For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data."

FINANCIAL INFORMATION AND NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

     Financial information regarding revenues, operating profit and total assets of the Company are included in "Item 8. Financial Statements and Supplementary Data" within this report.

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

     For providing these administrative services, the Company currently receives a fee in an average amount of approximately .38 of 1 percent per year on the unpaid principal amount of the primary servicing portfolio in the case of single-family mortgage loans and commercial loans. Annual ancillary servicing income, consisting principally of late charges, assumption and foreclosure fees, and other miscellaneous charges, increases directly related revenues to approximately .44 of 1 percent per year of the servicing portfolio balance for residential and commercial loans. The Company also receives an average fee of approximately .10 of 1 percent per year on the unpaid principal amount of the subservicing portfolio. Servicing fees are collected by the Company out of mortgage payments as they are received. The Company also receives a benefit from the use as compensating balances of escrow, agency and fiduciary funds, which varies based on the level of prevailing interest rates.

     At June 30, 1995 the Company's primary servicing portfolio totaled $33.1 billion in unamortized principal amount. The total includes $25.3 billion of servicing rights owned directly by the Company, $3.6 billion of such rights owned by Lomas Mortgage Partnership (which at June 30, 1995 was owned one-third by the Company and the portfolio of which was serviced entirely by the Company and included in primary servicing portfolio in the accompanying financial statements), and $4.0 billion of loans administered by the Company under subservicing contracts with others.

     The Company from time to time has undertaken mortgage servicing on a subcontract basis for other parties who own the servicing rights. Typically, the subservicer assumes responsibility for all loan administration activities while the owner of the servicing rights normally retains the benefits of accumulated escrow balances and the risk of foreclosure losses. Subservicing fees are normally paid monthly on a per-loan basis calculated as an annual dollar amount.

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

     For performing these services the Company receives administrative fees, which, at an annualized rate for the year ended June 30, 1995, averaged approximately $70 per loan. At June 30, 1995 the Company's master servicing portfolio totaled approximately $8.1 billion in unpaid principal amount representing 140,227 loans.

Portfolio Production

     From July 1, 1994 to June 30, 1995, the Company acquired servicing rights to mortgage loans having an unpaid principal amount of $5.9 billion through flow production. The Company also has complemented its flow production from time to time by acquiring mortgage servicing rights in bulk from other financial institutions. Bulk purchases totaled $2.6 billion of unpaid principal balance during fiscal 1995.

     Through its gathering system, the Company has acquired mortgage servicing rights and, in certain cases, whole loans for the primary purpose of retaining the servicing rights on such loans. Whole loans purchased by the Company have been originated, underwritten and funded by retail originators or wholesalers who make representations and warranties to the Company as to compliance with required standards. In the event such representations and warranties are breached, the originator or wholesaler typically is obligated to repurchase the loan at its unpaid principal balance, thereby avoiding principal loss by the Company.

     During fiscal 1995, the gathering system included the sources set forth below:

     Flow Production

          Wholesale Originations. The Company purchased servicing rights with respect to newly originated loans from wholesalers on an ongoing basis through the "Lomega" unit of its loan production system.

          Public Pension Fund. The Company was a party to an exclusive ongoing arrangement for the purchase, for the account of a major public pension fund and from 85 lenders affiliated with that fund's mortgage origination program, of all mortgages originated under the program.

          State and Local Housing Authorities. The Company had exclusive ongoing arrangements for the purchase of mortgage servicing rights from lenders originating loans for lower income housing pursuant to bond issuance programs of 9 state and local housing authorities.

          Consolidation of Servicing. From time to time, the Company replaced disparate primary servicers with respect to loans in the master servicing portfolio and became the primary servicer of such loans.

          Subservicing. The Company contracted to perform loan administration functions for various investors who own the servicing rights.

          Direct Originations. The Company originated in fiscal 1995 a relatively small volume of single-family mortgage loans through telephone and direct mail solicitation of existing homeowners in the mortgage servicing portfolio through the "central funding unit" of its loan production system.

     From these "flow" sources during fiscal 1995 the Company acquired servicing rights to mortgage loans having an unpaid principal amount of $5.9 billion.

     Bulk Purchases. During the fiscal year ended June 30, 1995, the Company acquired servicing rights to approximately $2.6 billion unpaid principal amount of mortgage loans through bulk purchases including $787.3 million of servicing rights acquired from Lomas Mortgage Partnership, which was owned one-third by Lomas Mortgage. The Company's investment in the partnership was approximately $4.1 million at June 30, 1995.

     The following table sets forth additions to and reductions in the Company's mortgage servicing portfolio for the three years ended June 30, 1995 (in millions):

                                                                                    Years Ended June 30
                                                                              -------------------------------
                                                                                1995        1994       1993
                                                                              --------    --------   --------
Portfolio balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 33,990    $ 32,677   $ 29,339
Additions and reductions during period
  Servicing rights acquired through:
   Flow production  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,948      12,268     10,214
   Bulk purchases   . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,568       1,463      2,960
  Amortizations, satisfactions and foreclosures . . . . . . . . . . . . .       (4,267)    (10,906)    (9,335)
  Sales and other servicing releases  . . . . . . . . . . . . . . . . . .       (5,152)     (1,512)      (501)
                                                                              --------    --------   --------
Portfolio balance at end of period  . . . . . . . . . . . . . . . . . . .     $ 33,087    $ 33,990   $ 32,677
                                                                              ========    ========   ========

     In fiscal 1993 and under the marketing name "Lomega," the Company commenced a program for direct wholesale purchases of mortgage loans from retail originators. Under this program the Company purchased conforming loans from retail originators for packaging and resale to third party investors. Retail originators from whom the Company purchased loans were required to meet certain financial responsibility and underwriting criteria. The direct wholesale purchase of loans from retail originators entailed additional market risk in connection with predicting the rate of closings of loan commitments in the mortgage pipeline and obtaining forward purchase commitments for the number of loans that are expected to close. The Company also added a central funding unit to its loan production system in fiscal 1993.

Warehousing and Sale of Loans

     Under some of the Company's programs for purchasing servicing rights, the Company also purchased whole loans from the originators and ultimately packaged such loans in the form of mortgage-backed securities. The primary purpose of the Company's purchases of whole loans was to retain the servicing rights on such loans after their sale to investors. However, through Lomega, the Company commenced a program for direct wholesale purchases of mortgage loans from retail investors in fiscal 1993. In the period between the purchase of mortgage loans by the Company from originators and their sale to investors as mortgage-backed securities, a period of generally no more than three months, the Company warehoused such loans under arrangements with commercial banks and investment banks. Under these arrangements such banks advanced funds against loans which have binding purchase commitments from governmental agencies or private investors. During this period the Company received as net income the difference between the interest received on mortgage loans held prior to sale and the interest paid by the Company under the lines of credit or repurchase agreements provided by such banks.

     The Company packaged substantially all of its first mortgage loans that were insured by the FHA or guaranteed by the VA into pools of loans and sold these pools in the form of modified pass-through mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") to dealers in mortgage-backed securities. The Company generally pooled conventional conforming loans and exchanged such pools for securities issued and guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") which were then sold to such dealers. In connection with such exchanges, the Company paid fees for agency guarantees of principal and interest payments to the guaranteeing agency. In addition, conventional non-conforming loans were sold to private institutional investors in the form of private pass-through securities. Loans were sold pursuant to commitments negotiated with FNMA, FHLMC, GNMA and institutional investors to purchase loans meeting defined criteria. The agreements generally did not require the Company to deliver any specific amount of mortgage loans. The Company generally retained the servicing rights (including master servicing rights) on the mortgages underlying the mortgage- backed securities. Exchanges of loans into agency securities and sales of loans were generally made without recourse to the Company in the event of default by the borrower subject, and in the case of VA loans used to form GNMA pools, to limitations on the VA's loan guarantees.

     As of June 30, 1995, the Company had an aggregate of $345.0 million in unpaid principal amount of mortgage loans pledged to secure warehouse debt.
The Company's commitments to purchase and originate loans totaled $912.5 million of which approximately 92 percent, or $837.5 million, had been committed for sale to financially responsible third parties at the Company's cost. The remaining 8 percent, or $75.0 million, of the Company's commitments to purchase and originate loans and $345.0 million of loans held for sale were hedged by forward contracts to sell mortgage-backed securities of approximately $344.3 million, which represented the Company's best estimate of its market risk on such loans.

The Servicing Portfolio

     The following table sets forth certain information regarding the Company's mortgage servicing portfolio, including the subservicing portfolio, for the periods indicated (dollars in millions, except average loan size):

                                                                                       As of June 30
                                                                           ---------------------------------
                                                                               1995       1994        1993
                                                                           ----------  ----------  ---------
Composition of servicing portfolio:
  FHA--insured mortgage loans   . . . . . . . . . . . . . . . . . . . .    $    6,958  $    6,256  $   7,059
  VA--guaranteed mortgage loans   . . . . . . . . . . . . . . . . . . .         3,248       3,451      3,998
  Conventional mortgage loans   . . . . . . . . . . . . . . . . . . . .        22,881      24,283     21,620
                                                                           ----------  ----------  ---------
    Total servicing portfolio   . . . . . . . . . . . . . . . . . . . .    $   33,087  $   33,990  $  32,677
                                                                           ==========  ==========  =========
Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .       540,325     565,531    605,655
Average loan size . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   61,235  $   60,103  $  53,953

     At June 30, 1995 the portfolio included an aggregate of $25.5 billion unpaid principal amount of loans securing payment of mortgage-backed securities. Of the total, $9.4 billion unpaid principal amount consisted of loans included in pools of GNMA securities, $8.6 billion unpaid principal amount consisted of loans included in securities supported by conventional mortgages and backed by either FNMA or FHLMC, and $7.5 billion consisted of conventional loans securing payment of other collateralized mortgage obligations.

     Subsequent to June 30, 1995, the Company entered into agreements to sell substantially all of its servicing portfolio. For further information, see "Item 1. Business--Subsequent and Other Significant Events."

     The Company's mortgage servicing portfolio includes mortgage loans secured by properties located in all 50 states and the District of Columbia, with the greatest loan concentrations (in terms of unpaid principal amount) at June 30, 1995 in the states of California, Texas, Florida, New Jersey, Arizona, Massachusetts, Illinois and Washington, which together accounted for approximately 75 percent of the aggregate unpaid principal amount of the portfolio. The Company's average loan size increased from $53,953 at June 30, 1993 to $61,235 at June 30, 1995 and the percentage of its portfolio comprised of VA-guaranteed loans declined from 12.2 percent to 11.6 percent of the unpaid principal balance of the portfolio during the same period.

     The following table shows the geographic distribution of the mortgages underlying the mortgage servicing portfolio at June 30, 1995 (dollars in millions):

           GEOGRAPHIC DISTRIBUTION OF MORTGAGE SERVICING PORTFOLIO

                                                                                                    UNPAID
                                                                                  NUMBER           PRINCIPAL
         STATE                                                                   OF LOANS           BALANCE
         -----                                                                   --------          ---------
         Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,770          $    141
         Alaska . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           466                37
         Arizona  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,027               807
         Arkansas . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,696                51
         California . . . . . . . . . . . . . . . . . . . . . . . . . . . .       141,544            15,122
         Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,385               502
         Connecticut  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,480               319
         Delaware . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,066                41
         District of Columbia . . . . . . . . . . . . . . . . . . . . . . .         1,079                78
         Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,955             1,545
         Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,146               524
         Hawaii . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,672               226
         Idaho  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,714                76
         Illinois . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,980               677
         Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,240               210
         Iowa . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,411                73
         Kansas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,009                70
         Kentucky . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,608               193
         Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,365               119
         Maine  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,207                86
         Maryland . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,186               577
         Massachusetts  . . . . . . . . . . . . . . . . . . . . . . . . . .        11,069               777
         Michigan . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,273               178
         Minnesota  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,022               323
         Mississippi  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,917                47
         Missouri . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,223               150
         Montana  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,279                41
         Nebraska . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           784                20
         Nevada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,357               315
         New Hampshire  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,263                91
         New Jersey . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,088               883
         New Mexico . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,609               151
         New York . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,217               525
         North Carolina . . . . . . . . . . . . . . . . . . . . . . . . . .         4,633               221
         North Dakota . . . . . . . . . . . . . . . . . . . . . . . . . . .           529                12
         Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,269               402
         Oklahoma . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,227               199
         Oregon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,692               251
         Pennsylvania . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,717               505
         Rhode Island . . . . . . . . . . . . . . . . . . . . . . . . . . .           974                70
         South Carolina . . . . . . . . . . . . . . . . . . . . . . . . . .         2,463                74
         South Dakota . . . . . . . . . . . . . . . . . . . . . . . . . . .           230                 6
         Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,026               312
         Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,867             4,351
         Utah . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,692               209
         Vermont  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           122                 7
         Virginia . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,087               588
         Washington . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,034               671
         West Virginia  . . . . . . . . . . . . . . . . . . . . . . . . . .           984                22
         Wisconsin  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,799                78
         Wyoming  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           594                19
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,279               115
                                                                                 --------          --------
                                                                                  540,325          $ 33,087
                                                                                 ========          ========

     The weighted average interest rate for the servicing portfolio was 8.6 percent at June 30, 1995. The following table sets forth information regarding the interest rate breakdown of the mortgage servicing portfolio at June 30, 1995:

           BREAKDOWN BY INTEREST RATE OF MORTGAGE SERVICING PORTFOLIO
                   (percentage of unpaid principal balance)

                                                                                                  Percentage
                                                                                                   of Total
                                               7.99%                                      11.00%     Unpaid
                                                and      8.00--     9.00--    10.00--      and     Principal
                                               Lower      8.99%      9.99%     10.99%    Higher     Balance
                                               -----     ------     ------     ------    ------    ---------
FHA--insured mortgage loans . . . . . . . .     7.61       6.30       3.93       1.99      1.20       21.03
VA--guaranteed mortgage loans . . . . . . .     2.10       3.72       2.63        .69       .68        9.82
Conventional mortgage loans . . . . . . . .    29.23      15.52      12.10       7.49      4.81       69.15
                                               -----      -----      -----      -----      ----       -----
  Total . . . . . . . . . . . . . . . . . .    38.94      25.54      18.66      10.17      6.69      100.00
                                               =====      =====      =====      =====      ====      ======

At June 30, 1995 approximately $9.7 billion or 29 percent of the primary servicing portfolio consisted of adjustable rate mortgage loans.

     The weighted average age of the servicing portfolio was 5.0 years at June 30, 1995. The following table sets forth information regarding the aging of the mortgage servicing portfolio at June 30, 1995:

           BREAKDOWN BY AVERAGE AGE OF MORTGAGE SERVICING PORTFOLIO

                                                                                                 Percentage
                                                                                     Unpaid      of Total
                                                                       Percentage     Principal      Unpaid
                                                             Number    of Number       Amount     Principal
Average Age                                                 of Loans    of Loans    (in millions)    Balance
-----------                                                 --------   ---------    -------------  ----------
1--5 years  . . . . . . . . . . . . . . . . . . . . . .      213,776      39.6        $ 22,372       67.6
6--10 years . . . . . . . . . . . . . . . . . . . . . .       98,324      18.2           6,315       19.1
11--15 years  . . . . . . . . . . . . . . . . . . . . .       30,936       5.7           1,377        4.2
More than 15 years  . . . . . . . . . . . . . . . . . .      197,289      36.5           3,023        9.1
                                                             -------     -----        --------      -----
  Total . . . . . . . . . . . . . . . . . . . . . . . .      540,325     100.0        $ 33,087      100.0
                                                             =======     =====        ========      =====

     Portfolio runoff rates during fiscal 1995 and 1994 were 12.6 percent and
33.0 percent, respectively.

Foreclosures and REO

     The Company collects servicing fees from investors on a cash basis by deducting the fee from mortgage payments as they are received. When a loan is delinquent, and in the case of foreclosures, such income is not collected. In some cases the Company is required to make guaranteed principal and interest payments on certain mortgage-backed securities regardless of actual collection from the underlying mortgage loans. In certain instances, the Company will buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the secured properties. A portion of these advances on GNMA loans are not recoverable. Mortgage guarantees and insurance provided by the VA and the FHA, respectively, typically cover most of the foreclosure expenses, and interest and principal advances of the servicer. FHA insurance covers 100 percent of the principal balance of any insured loan but generally does not cover approximately two months of interest advances, the interest differential between interest paid by the FHA on advances of principal and interest and the rate at which the Company funds such advances, and approximately one-third of the legal fees associated with the foreclosure. Prior to 1985 the Company generally recovered 100 percent of the loan balance plus accrued interest at any foreclosure of a VA-guaranteed loan. Beginning in 1985, the VA, in certain cases known as VA No-Specified Bids commonly called "VA no-bids," has elected to remit the maximum liability under its guaranty rather than to purchase the foreclosed property. In the case of VA no-bids, a VA loan guaranty typically covers only the lesser of 25 to 50 percent of the unpaid principal balance or up to $46,000 for loans originated after February 1, 1990. Prior to 1989 the maximum amount recoverable for VA no- bids was $27,500 regardless of the loan balance.

     Accordingly, the Company is subject to increased foreclosure risk with respect to the VA-guaranteed loans in its portfolio, which comprised approximately 11.6 percent or $3.8 billion in unpaid principal amount at June 30, 1995. The Company's losses in connection with VA no-bids (primarily in connection with losses from unreimbursed interest advances, legal fees and the liquidation of REO) were $3.2 million in fiscal 1995 and were $3.6 million for the year ended June 30, 1994. The Company's losses with respect to VA-guaranteed loans other than pursuant to VA no-bids (primarily in connection with unreimbursed interest advances and legal fees) were $1.7 million in fiscal 1995 and $1.1 million for the year ended June 30, 1994. In addition, the Company's losses in connection with FHA-insured loans (primarily in connection with unreimbursed interest advances and legal fees) were $2.1 million in fiscal 1995 and were $3.3 million for the year ended June 30, 1994. Substantially all of the remaining portfolio, primarily conventional loans, was serviced on a non-recourse basis without risk of loss to the Company.

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

     The following chart sets forth certain delinquency rates (expressed as a percentage of the number of loans in the primary servicing portfolio) as at each June 30 in the five years ended June 30, 1995:

           LOAN DELINQUENCY RATES OF THE MORTGAGE SERVICING PORTFOLIO

Year/Month            30-day     60-day   90-day   120+-day   Net(1)   Foreclosure     Bankruptcies  Gross(2)
----------            ------     ------   ------   --------   ------   -----------     ------------  --------
1991 June . . . . . .   5.34     1.06       0.32      0.28      7.00        0.72          0.68         8.40
1992 June . . . . . .   4.17     0.77       0.26      0.24      5.44        0.80          0.69         6.93
1993 June . . . . . .   3.72     0.86       0.33      0.29      5.20        0.79          0.83         6.82
1994 June . . . . . .   3.43     0.85       0.29      0.36      4.93        0.88          0.83         6.64
1995 June . . . . . .   3.79      .91       0.32      0.29      5.30        0.95          0.81         7.05
---------------

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

     Field Services. During fiscal 1995, the Company monitored the condition of properties, assured property preservation and interviewed delinquent mortgagors through its field services subsidiary. The Company's field services unit, in addition to its work for the Company, also served approximately 30 leading mortgage servicers. In August 1995, the Company sold certain fixed assets of the field services operations. See "Item 1. Business--Subsequent and Other Significant Events."

DISCONTINUED OPERATIONS

     Short Term Lending. The Company's short term lending operations were conducted through its wholly-owned subsidiaries ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate subsidiaries. Short term lending operations included activities of short term construction, acquisition and development lending. Substantially no new commercial loans have been originated since September 1989. Continued absence of liquidity in capital and credit markets has caused the Company to make additional provisions for losses for operations and the disposal of assets. During fiscal 1995 the Company provided reserves totaling $7.2 million and $15.5 million, for future operations and expected loss on liquidation of properties, respectively. At June 30, 1995 the Company had reserves in the amount of $2.9 million to cover future operating losses and $15.2 million to cover losses on liquidation of assets.

     Information Systems. In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS"). LIS provided information management services and products to the mortgage banking industry. Its products included software packages for mortgage loan servicing, loan production, secondary marketing and master servicing. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (which can be adjusted based on the future financial performance of the purchaser); and a contingent interest equal to 35 percent of the purchaser's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. However, in March 1995, the parent of the purchaser announced its intention to sell its mortgage banking business which includes the purchaser. According to the agreement between the Company and the purchaser and under the scenario that the purchaser's parent is selling the information systems business either with or separately from its mortgage banking business, the Company may have the right to accelerate the $8.0 million promissory note. In June 1995 the purchaser decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a provision of $24.4 million in June 1995 to write off the Company's carrying value of such asset. During fiscal 1995 and 1994, the Company recorded total losses of $26.4 and $33.5 million, respectively, in connection with the disposal.

     For more information, see "Item 8. Financial Statements and Supplementary Data."

REGULATION

     The Company is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, VA, GNMA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspection and appraisals of properties, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to investors, and GNMA requires the maintenance of specified net worth levels. The Company's affairs are also subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. Mortgage origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-In-Lending Act, Real Estate Settlement Procedures Act ("RESPA") and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interest of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action lawsuits by borrowers and administrative enforcement actions. As discussed in more detail in "Item 3. Legal Proceedings," one of the reasons for the filing of Chapter 11 petitions of the Debtor Corporations was the concern of the Agencies and private investors that Lomas Mortgage would soon fail to satisfy many of the foregoing regulatory requirements.

     Certain states require that interest be paid to mortgagors on funds deposited by them in escrow to cover mortgage- related payments such as property taxes and insurance premiums. In late 1991, legislation was proposed in the United States House of Representatives which would establish a uniform interest payment requirement regarding the payment of interest on, and otherwise regulate, escrow accounts. If this or similar legislation is enacted in the future, it would reduce the benefit which the Company currently derives from the use as compensating balances of that portion of escrow, agency and fiduciary funds that relates to taxes and insurance. Other proposed federal legislation, if enacted, would impose minimum capital requirements on FNMA and FHLMC. To the extent this increases these agencies' costs of operation and a portion of this cost is passed on to the Company, the Company's results of operations could be adversely impacted. A recent final rule promulgated by HUD under the Real Estate Settlement Procedures Act relating to escrow accounting procedures which essentially mandates the use of aggregate analysis of escrow accounts has reduced the benefit which the Company derives from escrow, agency and fiduciary funds.

COMPETITION--GENERAL

     The business conducted by the Company is competitive. The Company competes with other mortgage bankers, other providers of information systems services to the mortgage banking industry, financial institutions and subsidiaries of industrial corporations. The Company believes that it competes in obtaining sources of servicing rights on the basis of price and services provided. Many of the Company's competitors have financial resources that are substantially greater than those of the Company. In recent years the Company has been at a significant competitive disadvantage due to the increasing gap between its debt service requirements and its financial resources.

EMPLOYEES

     At June 30, 1995 the Company had 1,223 full-time employees. None of the Company's employees were represented by any union.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located at 1600 Viceroy Drive, Dallas, Texas. Its mortgage banking and short term lending operations are located in nearby buildings in Dallas, Texas, owned by the Company. The buildings owned by the Company are subject to a first mortgage note executed in favor of an insurance company. Certain of the Company's headquarter buildings were held for sale at June 30, 1995, see "Item 1. Business--Subsequent and Other Significant Events" and "Item 8. Financial Statements and Supplementary Data." At June 30, 1995 the Company's continuing operations had future minimum rental commitments for noncancelable leases for office space extending through June 30, 1999 totaling $1,073,000.

ITEM 3.   LEGAL PROCEEDINGS

     On October 10, 1995, LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The subsidiary Debtor Corporations, which have relatively minor amounts of assets and liabilities, are Lomas Information Systems, Inc. and Lomas Administrative Services, Inc.

     As set forth more fully in the Affidavit in Support of First Day Orders filed with the Bankruptcy Court and filed herewith as Exhibit 10.42, the Debtor Corporations' financial difficulties and the reasons for filing their respective petitions were principally attributable to the loss of liquidity and of the confidence of government and government-sponsored agencies (the "Agencies") and private investors who are initial participants in the mortgage backed securities market. This loss of confidence stemmed from operating losses incurred as a result of the record portfolio run off rate experienced by Lomas Mortgage between October 1991 and August 1994 due to the exceptionally high level of refinancings of mortgages in its mortgage servicing portfolio as interest rates fell to levels not seen in nearly thirty years. This unanticipated economic environment doubled Lomas Mortgage's ordinary portfolio run-off rate (normally around 14% per annum but as high as 49% during this period), and required Lomas Mortgage to devote substantial capital to replenishing its servicing portfolio. This cash drain, combined with large book losses reflecting write-downs in servicing rights due to the accelerated run-off, hindered Lomas Mortgage's ability to borrow, and required it to sell servicing rights that had higher than average working capital requirements, leading to a reduction in servicing income and an increase in financial leverage.

     Declining interest rates also hurt the Company in another manner. Between July 2, 1992, and October 1993, Lomas Mortgage entered into an interest rate swap program whereby it agreed to pay the interest rate on 30 day A1/P1 commercial paper in return for receiving 5-year fixed rates. While this program was initially successful, the last $800 million notional principal amount of swaps created a fluctuating liability which contributed to the financial risk at the Company and hindered its efforts to sell itself.

     Another significant cash problem for the Company was its LIS subsidiary. LIS developed state-of-the-art computer software and a service bureau for the mortgage banking industry. A negative marketing campaign sponsored by the principal competitor of LIS, which capitalized on the poor financial condition of the Company and the concomitant possibility of its failure, hurt LIS's marketing efforts. While the Company ultimately divested LIS, principally for contingent consideration, the Company contributed approximately $65 million to LIS over the past several years, an amount that it could ill afford in light of its financial condition.

     In 1994, the Company began considering its available alternatives, given the increasing gap between its debt service requirements and its financial resources. In March 1994 the Company, with the assistance of its investment banker, began to seek buyers interested in acquiring the entire company. This process did not result in the sale of the entire company but did ultimately result in the sale of LIS to Residential Information Services Limited Partnership, an affiliate of Prudential Insurance Company, for primarily contingent consideration.

     In December 1994, the LFC board brought in new management which instituted a complete review of the Company's operations. After a detailed analysis of all of the Company's business units and balance sheets, new management concluded that the Company could not be profitable with its current debt structure and costs of doing business and in its current financial situation, and faced the risk of termination of its mortgage servicing rights by the Agencies. Accordingly, the Company reactivated the sale process.

     At a meeting of the LFC board of directors on July 18, 1995, the LFC board considered the results of the sale process and determined that the Company's management should pursue negotiations toward a definitive agreement with First Nationwide on the terms it had proposed.

     After negotiations commenced, however, the Company became concerned that the transaction proposed by First Nationwide, which required a Lomas Mortgage bankruptcy filing before it was consummated, posed a risk that GNMA might terminate a substantial portion of Lomas Mortgage's mortgage servicing rights immediately upon such a bankruptcy filing. Approximately 34% of Lomas Mortgage's mortgage servicing rights, accounting for over $80 million in value, were potentially subject to confiscation by GNMA.

     The Company also became concerned that, in light of the Company's mounting financial difficulties, all of the Agencies, including GNMA, could declare Lomas Mortgage to be on the verge of insolvency and could terminate Lomas Mortgage's mortgage servicing rights even without a Lomas Mortgage bankruptcy filing. Such a termination would be disastrous to the Company, resulting in a potential immediate loss of the value of its mortgage servicing portfolios.
The Company concluded that it should sell its GNMA mortgage servicing portfolio to a third party acceptable to GNMA as soon as possible. Therefore, Lomas Mortgage and First Nationwide began to negotiate for an immediate sale of the GNMA mortgage servicing rights.

     Finally, the Company determined that an immediate sale of its "production" business, the gathering system by which it acquired whole loans to be processed into mortgage-backed securities, was also essential to maximizing value. A Lomas Mortgage bankruptcy filing would result in the immediate loss of all the value of "production" and could trigger significant Lomas Mortgage liabilities relating to whole loans and commitments for mortgage-backed securities not yet issued. Moreover, the value of "production" was threatened even without a Lomas Mortgage bankruptcy filing because contracting parties, financial institutions and employees were increasingly reluctant to deal with or rely on Lomas Mortgage.

     On September 5, 1995, Lomas Mortgage and First Nationwide entered into an asset purchase agreement governing the sale to First Nationwide of various Lomas Mortgage assets (the "GNMA Servicing Sale"). On October 2, 1995, the closing on the GNMA Servicing Sale occurred.

     On October 6, 1995, the board of Lomas Mortgage, and on October 9, 1995, the board of LFC, held special meetings to consider the Company's strategic direction following the GNMA Servicing Sale. At those meetings, management discussed in detail the financial condition of LFC and Lomas Mortgage. After careful consideration of the alternatives, management stated its belief that the option with the best potential to maximize value for the Company's various constituencies was to enter into the Asset Purchase Agreement with First Nationwide (the "Asset Purchase Agreement") and thereafter to file petitions for reorganization with respect to both LFC and Lomas Mortgage, and simultaneously to seek bankruptcy court approval of the Asset Purchase Agreement (with full notice to all interested parties and full opportunity for higher and better offers to be made).

     Following management's presentation, the boards deliberated about the potential courses of action that were available to LFC and Lomas Mortgage. At the conclusion of those deliberations, each board agreed with the recommendations that Lomas Mortgage enter into the Asset Purchase Agreement and that LFC and Lomas Mortgage file petitions for reorganization in an effort to maximize value for the Company's various constituencies. The boards also directed management to pursue a section 363 sale of Lomas Mortgage's remaining servicing assets to First Nationwide, or any entity making a higher and better offer.

THE CHAPTER 11 PROCEEDINGS

     The discussion below sets forth various aspects of the Chapter 11 proceedings, but is not intended to be an exhaustive summary. For additional information regarding the effect on the Debtor Corporations of the Chapter 11 proceedings, reference should be made to the Bankruptcy Code.

     Under Chapter 11, the Debtor Corporations, as debtors-in-possession, are authorized to continue to operate their businesses; however, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

     Under Chapter 11, substantially all litigation and claims against the Debtor Corporations at the date of the filings have been stayed while the Debtor Corporations continue business operations as debtors-in-possession. The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from the Debtor Corporations, either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy Court terminates or modifies the automatic stay of litigation or otherwise authorizes payments by the Debtor Corporations. Accordingly, virtually all of the actions which were pending against the Debtor Corporations were automatically stayed upon the filing of the petitions.

     At this time, no official unsecured creditors' committee has been formed and is acting in the Chapter 11 proceedings. The United States Trustee, a federal official with certain administrative responsibilities in respect of bankruptcy proceedings, will appoint one or more official unsecured creditors' committee and may appoint an official equity security holders' committee to represent the interests of stockholders of the Company. Official committees have the right to review and object to certain business transactions and are expected to participate in the formulation of any plan or plans of reorganization. The committees are entitled to retain counsel and other professionals, in each case at the expense of the Debtor Corporations, if they are retained pursuant to an order of the Bankruptcy Court.

     As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The Debtor Corporations are studying executory contracts and unexpired leases to determine whether assumption or rejection is appropriate.

     Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and partially secured debt of an insolvent debtor does not accrue interest after the Chapter 11 filing.

     Claims which were contingent or unliquidated at the commencement of the Chapter 11 proceedings are generally allowable against the Debtor Corporations. These claims, including, without limitation, those which arise in connection with rejection of unfavorable executory contracts and leases, could be substantial.

PLAN OF REORGANIZATION--PROCEDURES

     For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor-in-possession has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during the 120-day exclusive period, no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petitions. Until the end of this 180-day period, the debtor-in- possession has the exclusive right to solicit acceptances of the plan. The Bankruptcy Court may extend the 120-day and 180-day periods for cause shown.

     The Debtor Corporations intend to file a plan or plans of reorganization as soon as practicable. The Debtor Corporations currently have the exclusive right to file a plan or plans of reorganizations until February 7, 1996 and, if a plan is filed by such date, to solicit acceptances until April 7, 1996. Due to the complexities and magnitude of the issues involved, the Debtor Corporations may not to be able to file a plan or reorganization during the initial 120- day exclusive period, in which case they will likely seek an extension of such period. There can be no assurance that such extension will be granted.

     If the Debtor Corporations fail to file a plan during the exclusive period or, if such plan has been filed, fail to obtain acceptance of such plan from impaired classes of its creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee may file a plan. Additionally, if the Bankruptcy Court were to appoint a trustee (see below), the exclusive period, if not previously terminated, would terminate.

     Before solicitation of acceptance or rejection of any plan or reorganization may be made, the Bankruptcy Court requires that a disclosure statement approved by the Bankruptcy Court and a copy or summary of the plan be sent to those who are being solicited. Before approving a disclosure statement, the Bankruptcy Court is required to determine that the disclosure statement contains "adequate information," a term defined by the Bankruptcy Code to be information of a kind and in sufficient detail to permit a hypothetical reasonable investor typical of the class being solicited to make an informed judgment about the plan.

     After a plan has been filed with the Bankruptcy Court, it will be sent, along with a disclosure statement approved by the Bankruptcy Court following hearing, to all classes of impaired creditors and equity security holders for acceptance or rejection. A plan is considered accepted by a class of creditors if it is accepted in writing by creditors who hold at least two-thirds in amount and more than one-half in number of all allowed claims of that class held by creditors who actually vote. A plan is considered accepted by a class of equity security holders if it is accepted in writing by equity security holders who hold at least two-thirds in amount of the allowed interests held by all equity security holders in such class who actually vote.

     Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court at a noticed hearing would consider whether to confirm the plan. Among other things, for confirmation, the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor unless the plan proposes such liquidation or reorganization.

     If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the nonacceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may necessitate provision in full for holders of more senior claims before provision for holders of more junior claims and equity security holders could be made.

     The Bankruptcy Code permits the Bankruptcy Court to appoint a trustee or examiner on request of any creditor, equity security holder, committee or other party in interest. In order for a trustee to be appointed, a requesting party after notice and a hearing, must show cause, such as gross mismanagement by current management, or show that such appointment is in the best interest of the creditors in the case. No such showing is required for the appointment of an examiner, although the scope of the examiner's investigation is left to be determined by the Bankruptcy Court, after notice and a hearing. No request for a trustee or an examiner has been made in the Debtor Corporations' Chapter 11 proceedings to date.

OTHER

     The Company is involved in a number of lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these disputes will not have a material adverse effect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The New York Stock Exchange trading symbol for LFC's common stock is LFC. The approximate number of holders of record of LFC's common stock at June 30, 1995 was 2,700. In addition, depository companies held stock for approximately 9,700 beneficial owners. There were approximately 2,300 holders of LFC's warrants and approximately 300 holders of LFC's 9 percent Senior Convertible Notes. During the last two fiscal years, LFC has not declared any dividends and the high and low prices per share have been as follows:

                                                         1995                  1994          Dividends Declared
                                                     ----------------   -----------------    ------------------
                                                       High     Low       High      Low       1995        1994
                                                     -------  -------   --------  -------    -------    -------
First quarter . . . . . . . . . . . . . . . . .      6  1/4    4  3/8   10  1/2    7  7/8      --          --
Second quarter  . . . . . . . . . . . . . . . .      4  5/8    3        10  7/8    7  1/4      --          --
Third quarter . . . . . . . . . . . . . . . . .      3         1  3/4    9  1/4    7  1/4      --          --
Fourth quarter  . . . . . . . . . . . . . . . .      1  3/8       1/2    8  1/2    4  5/8      --          --

     LFC is restricted from paying dividends on its common stock under the terms of its $140 million 9 percent Senior Convertible Notes, which limits any dividends to 50 percent of LFC's consolidated net income after January 1, 1992. For information concerning restrictions of Lomas Mortgage's $150 million 9.75 percent notes and $190 million 10.25 percent notes on dividend payments and advances to LFC, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     All periods presented below have been restated for discontinued operations. See "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Effective December 31, 1991 the Company adopted fresh start reporting in connection with the Company's reorganization. See "Item 8. Financial Statements and Supplementary Data--Accounting Policies." Since January 1, 1992 a vertical black line has been placed to separate pre-reorganization financial data from post-reorganization financial data since they are not prepared on a comparable basis.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                 Year Ended June 30           Six Months       Six Months
                                      -----------------------------------        Ended           Ended         Year Ended
                                         1995         1994        1993      June 30, 1992  December 31, 1991  June 30, 1991
                                      ----------   ----------   ---------   -------------  -----------------  -------------
                                                                     (in thousands, except share data)
STATEMENT OF OPERATIONS DATA: . . .
  Revenues from continuing
    operations  . . . . . . . . . .   $  219,322   $  271,058   $ 293,354     $ 132,613       $ 129,699        $ 210,656
  Income (loss) from continuing
    operations  . . . . . . . . . .   $ (104,632)  $ (108,502)  $  29,557     $  11,558       $  (2,652)       $  32,194
  Loss from discontinued
    operations  . . . . . . . . . .   $  (49,059)  $  (74,164)  $ (17,263)    $ (29,280)      $ (20,211)       $(151,263)
  Extraordinary item  . . . . . . .           --           --          --            --       $ 932,238               --
  Net income (loss)   . . . . . . .   $ (153,691)  $ (182,666)  $  12,294       (17,722)      $ 909,375        $(119,069)

  Earnings (loss) per share:
    Income (loss) from continuing
      operations  . . . . . . . . .   $    (5.19)  $    (5.39)  $    1.47     $     .57               *                *
    Net income (loss)   . . . . . .   $    (7.63)  $    (9.07)  $     .61     $    (.88)              *                *
  Average number of shares  . . . .       20,154       20,132      20,117        20,108               *                *

*Not meaningful due to different capital structure.

                                                                           As of June 30
                                                          -----------------------------------------------       As of
                                                             1995         1994       1993         1992      June 30, 1991
                                                          ---------      -------   ---------    ---------   -------------
                                                                              (in thousands of dollars)
BALANCE SHEET DATA:
  Assets of continuing operations   . . . . . . . . .     1,121,520      964,315   1,279,929    1,392,180      1,335,395
  Purchased future mortgage servicing
    income rights   . . . . . . . . . . . . . . . . .       346,958      382,009     436,487      418,617        364,633
  First mortgage loans held for sale  . . . . . . . .       345,039      257,534     368,266      387,726        242,955
  Term and senior convertible notes   . . . . . . . .       518,688      523,229     532,198      515,020         62,020
  Liabilities subject to Chapter 11 proceedings   . .            --           --          --           --      2,010,741
  Stockholders' equity (deficit)  . . . . . . . . . .       (11,878)     141,435     324,079      309,310       (602,703)
  Escrow, agency and fiduciary funds  . . . . . . . .       641,519      603,163   1,082,591      709,048      1,203,250

                                                                                      As of June 30
                                                              -----------------------------------------------------------
                                                                 1995        1994         1993        1992         1991
                                                              ---------   ----------   ----------   ---------    --------
                                                                          (dollars in billions, except loan data)
SELECTED OPERATING DATA:
  Unpaid principal amount of mortgage loans serviced:
    Mortgage servicing  . . . . . . . . . . . . . . . . .     $    33.1   $     34.0   $     32.7   $    29.3    $   26.9
    Master servicing  . . . . . . . . . . . . . . . . . .     $     8.1   $      8.4   $     12.5   $    10.1    $    4.6
  Number of loans:
    Mortgage servicing  . . . . . . . . . . . . . . . . .       540,325      565,531      605,655     600,205     628,734
    Master servicing  . . . . . . . . . . . . . . . . . .       140,227      136,609      169,302     120,864      84,680
  Average loan size:
    Mortgage servicing  . . . . . . . . . . . . . . . . .     $  61,235   $   60,103   $   53,953   $  48,881    $ 42,853
    Master servicing  . . . . . . . . . . . . . . . . . .     $  57,495   $   61,816   $   74,064   $  83,193    $ 54,264
  Loans serviced per employee   . . . . . . . . . . . . .         1,026          980          920         886         916

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's continuing operations recorded losses of $104.6 million and $108.5 million for fiscal years ended June 30, 1995 and 1994, respectively. For fiscal 1993 continuing operations produced pretax income of $33.4 million. Discontinued operations incurred losses of $49.1 million, $74.2 million and $17.3 million for fiscal 1995, 1994 and 1993, respectively.

     The operating results of the Company during the three years ended June 30, 1995, 1994 and 1993 were as follows (in thousands):

                                                                                  Year Ended June 30
                                                                          ----------------------------------
                                                                             1995         1994        1993
                                                                          ----------   ----------   --------
Continuing operations:
  Mortgage banking  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (82,821)  $  (82,195)  $ 40,031
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,521         (197)    13,207
                                                                          ----------   ----------   --------
    Operating profit (loss)   . . . . . . . . . . . . . . . . . . . . .      (81,300)     (82,392)    53,238
  Operating expenses:
    General and administrative  . . . . . . . . . . . . . . . . . . . .       (6,587)      (9,327)    (7,232)
    Provision for losses  . . . . . . . . . . . . . . . . . . . . . . .         (162)          --         --
    Provision for restructuring   . . . . . . . . . . . . . . . . . . .       (2,800)      (3,630)        --
    Corporate interest  . . . . . . . . . . . . . . . . . . . . . . . .      (13,783)     (13,153)   (12,637)
                                                                          ----------   ----------   --------
      Income (loss) from continuing operations before
         federal income taxes . . . . . . . . . . . . . . . . . . . . .     (104,632)    (108,502)    33,369
  Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . .           --           --      3,812
                                                                          ----------   ----------   --------
      Income (loss) from continuing operations  . . . . . . . . . . . .     (104,632)    (108,502)    29,557
Loss from discontinued operations . . . . . . . . . . . . . . . . . . .      (49,059)     (74,164)   (17,263)
                                                                          ----------   ----------   --------
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . .   $ (153,691)  $ (182,666)  $ 12,294
                                                                          ==========   ==========   ========

     Of the $104.6 million loss from continuing operations in fiscal 1995, $57.7 million was non-recurring special provision for losses and $9.0 million was restructuring charges in connection with the Company's 1995 reduction in force plan. During fiscal 1995 the Company performed thorough analyses and cleanup of mortgage servicing related receivables and other assets and recorded charges totaling $19.7 million for mortgage servicing related receivables and mortgage banking commitments and contingencies. In addition, the Company recorded losses of approximately $35 million for certain buildings and other assets that were or will be disposed of. Of the total $35 million, $3.0 million was included in the $9.0 million restructuring charges. Also included in the $57.7 million was a loss related to the Company's reverse interest rate swaps. At the beginning of the second quarter of fiscal 1995, the amount of fixed rate debt dropped below the notional amount of the swaps, the Company recorded a pro rata loss of $7.4 million. See "Item 8. Financial Statements and Supplementary Data."

     Loss from continuing operations in fiscal 1994 included $95.6 million non-recurring charges. The Company reduced the carrying value of its investment in purchased mortgage servicing rights by $80 million and recorded a $15.6 million provision to cover the cost of two workforce reduction plans and restructurings.

     Loss from discontinued operations for fiscal 1995 included provisions for writeoff of LIS earn-out revenues of $24.4 million and additional loss of $2.0 million from LIS operations through the date of sale of LIS. The Company also recorded a provision of $7.2 million for future short term lending operations through the disposition of all assets and a $15.5 million provision for losses on disposition of all assets. Of the $74.2 million loss from discontinued operations in fiscal 1994, $51 million was derived from special charges of a $33.5 million provision related to the sale of LIS and a $17.5 million related to the short term lending operations. The $23.2 million remainder loss for fiscal 1994 was derived from the LIS operations.

RESTRUCTURING AND REDUCTION IN FORCE

     In January 1995 the Company announced a restructuring and reduction-in-force plan (the "1995 Plan"). Under the plan, the Company reduced its staff by approximately 200 employees. The plan was completed by June 30, 1995. In connection with the 1995 Plan, the Company vacated one of its office buildings which is being disposed of. The Company recorded charges of $6.0 million for the staff reduction and $3.0 million for the reduction in the carrying value of the vacated building. Of the total $6.0 million of staff reduction provision, $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. The Company paid termination benefits of $3.7 million in cash generated from its operations.

     In fiscal 1994 the Company adopted two restructuring plans. The plans were completed in December 1994. Under the two plans, the Company reduced its staff by approximately 400 employees and paid cash termination benefits totaling $9.5 million. Total provisions recorded by the continuing operations under these plans were $15.6 million including noncash pension curtailment loss of $1.3 million and writedowns of certain Company-owned office buildings and termination of certain lease agreements of $3.9 million.

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1995 COMPARED WITH YEAR ENDED JUNE 30, 1994

     Mortgage Banking. During the years ended June 30, 1995, 1994 and 1993 the operating results of mortgage banking were as follows (in millions):

                                                                     Year Ended June 30
                                                 ------------------------------------------------------------
                                                        1995                 1994                 1993
                                                 ------------------   ------------------   ------------------
Loan Administration
  Revenues  . . . . . . . . . . . . . . . . .    $ 123.7              $  135.7             $  137.4
  Expenses  . . . . . . . . . . . . . . . . .      (51.4)                (58.3)               (57.1)
  Impairment provisions   . . . . . . . . . .       (5.4)                (80.0)                  --
  Amortization  . . . . . . . . . . . . . . .      (52.5)   $  14.4      (67.7)  $ (70.3)     (61.6)  $  18.7
                                                 -------              --------             --------

Master servicing
  Revenues  . . . . . . . . . . . . . . . . .       11.8                  12.1                 13.5
  Expenses  . . . . . . . . . . . . . . . . .       (7.4)                 (8.0)                (8.7)
  Amortization  . . . . . . . . . . . . . . .       (1.3)       3.1       (0.6)      3.5       (0.3)      4.5
                                                 -------              --------             --------

Insurance
  Agency  . . . . . . . . . . . . . . . . . .        9.8                   8.9                  8.2
  Mortgage plans  . . . . . . . . . . . . . .        5.9                   4.7                  4.4
  Expenses  . . . . . . . . . . . . . . . . .       (5.6)      10.1       (4.9)      8.7       (4.9)      7.7
                                                 -------              --------             --------

Banking (including warehousing and
  investment income and interest expense)
  Revenues  . . . . . . . . . . . . . . . . .       38.7                  44.8                 50.3
  Expenses  . . . . . . . . . . . . . . . . .      (68.4)     (29.7)     (66.7)    (21.9)     (65.1)    (14.8)
                                                 -------              --------             --------

Portfolio production
  Revenues  . . . . . . . . . . . . . . . . .       16.1                  49.5                 37.0
  Expenses  . . . . . . . . . . . . . . . . .      (18.0)      (1.9)     (32.1)     17.4      (18.8)     18.2
                                                 -------              --------             --------

Field services
  Revenues  . . . . . . . . . . . . . . . . .       11.2                  13.6                 15.1
  Expenses  . . . . . . . . . . . . . . . . .      (11.7)      (0.5)     (13.1)      0.5      (13.8)      1.3
                                                 -------              --------             --------

Fund and asset management
  Revenues  . . . . . . . . . . . . . . . . .         --                   8.3                 22.8
  Expenses  . . . . . . . . . . . . . . . . .         --         --       (2.2)      6.1       (6.0)     16.8
                                                 -------              --------             --------

General and administrative expense  . . . . .                 (14.7)               (17.1)               (12.4)
                                                            -------              -------              -------

  Income (loss) before special provisions   .                 (19.2)               (73.1)                40.0

Special provisions for losses . . . . . . . .                 (57.4)                  --                   --

Provision for restructuring . . . . . . . . .                  (6.2)                (9.1)                  --
                                                            -------              -------              -------

  Income (loss) from continuing operations  .               $ (82.8)             $ (82.2)             $  40.0
                                                            =======              =======              =======

     The loan administration unit generated operating income of $19.8 million before a $5.4 million impairment provision in fiscal 1995 compared to income of $9.7 million before an $80.0 million provision for impairment in fiscal 1994.

     The operating results change reflected a significant decline in the Company's servicing portfolio runoff rate from 33 percent during fiscal 1994 to
12.6 percent during fiscal 1995 as a result of higher mortgage interest rates during the first nine months of fiscal 1995. Portfolio amortization expenses declined from $67.7 million (before an $80 million impairment) in fiscal 1994 to $52.5 million (before a $5.4 million impairment) in fiscal 1995. However, during the fourth quarter of fiscal 1995 lower mortgage interest rates had prompted increase in prepayments and the Company recorded an impairment of $5.4 million. The annualized portfolio runoff rate for the June 1995 quarter was
12.7 percent compared to 10.3 percent in the March 1995 quarter. During the first six months of fiscal 1994 the annualized portfolio runoff rate accelerated to 41.5 percent, the Company booked an $80 million impairment provision during that period. Loan administration related expenses decreased from $58.3 million in fiscal 1994 to $51.4 million in fiscal 1995. The decrease in expense reflected the reduction in force plans implemented by the Company.

     As a result of reduction in the Company-owned primary servicing portfolio from $28.5 billion at June 30, 1994 to $26.6 billion at June 30, 1995, servicing fees generated from the Company-owned portfolio declined from $129.6 million to $116.5 million. This decline is partially offset by increase in subservicing fees. Subservicing fees increased from $6.1 million during fiscal 1994 to $7.2 million in fiscal 1995. Subservicing portfolio increased by approximately $1.0 billion in unpaid principal balance of mortgage loans to $6.5 billion at June 30, 1995.

     Master servicing operations generated income of $3.1 million during fiscal 1995 compared to $3.5 million in fiscal 1994. Master servicing portfolio totaled $8.1 billion and $8.4 billion at June 30, 1995 and 1994, respectively.

     The Company periodically monitors its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSRs due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses are performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis. If an individual mortgage tranche's estimated undiscounted net cash flow is less than the carrying value of the tranche, that tranche is written down to the projected amount of the undiscounted cash flow. In addition, the Company amortizes the capitalized PMSRs in proportion to, and over the period of, the estimated net servicing income. This policy causes a larger portion of the PMSRs to be amortized in earlier periods. The expected life of the estimated net servicing income is based on the expected prepayment rates of the underlying mortgages within the tranches. See "Item 8. Financial Statements and Supplementary."

     The following is an analysis of servicing fee income for the three years ended June 30, 1995 (in thousands).

                                                                                   Year Ended June 30
                                                                           ----------------------------------
                                                                              1995        1994        1993
                                                                           ---------   ---------    ---------
      Servicing fee income:
         Primary:
           Directly owned . . . . . . . . . . . . . . . . . . . . . .      $ 116,475   $ 129,578    $ 134,241
           Subservicing for others  . . . . . . . . . . . . . . . . .          7,219       6,079        3,238
                                                                           ---------   ---------    ---------
                                                                             123,694     135,657      137,479
         Master servicing portfolio . . . . . . . . . . . . . . . . .         11,782      12,103       13,456
                                                                           ---------   ---------    ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 135,476   $ 147,760    $ 150,935
                                                                           =========   =========    =========

     The following table sets forth certain information regarding the Company's servicing portfolio (dollars in millions):

                                                                                               June 30
                                                                                        ---------------------
                                                                                          1995       1994
                                                                                        --------  -----------
Portfolio principal balances:
  Primary:
   Directly owned   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 26,560     $ 28,455
   Subservicing for others  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,527        5,535
                                                                                        --------     --------
                                                                                          33,087       33,990
  Master servicing portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,062        8,445
                                                                                        --------     --------
                                                                                        $ 41,149     $ 42,435
                                                                                        ========     ========
Portfolio loan count:
  Primary:
   Directly owned   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      470,723      495,524
   Subservicing for others  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       69,602       70,007
                                                                                        --------     --------
                                                                                         540,325      565,531
  Master servicing portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . .      140,227      136,609
                                                                                        --------     --------
                                                                                         680,552      702,140
                                                                                        ========     ========
Weighted average interest rate  . . . . . . . . . . . . . . . . . . . . . . . . . .         8.6%         8.3%

     Insurance agency and optional mortgage insurance operations contributed income of $10.1 million in fiscal 1995 compared to $8.7 million in 1994. The improved results during fiscal 1995 are primarily due to an increase in the volume of insurance policies and higher insurance premiums on mortgage insurance.

     The banking unit recorded net expenses of $29.7 million for fiscal 1995 compared to $21.9 million for fiscal 1994. Banking revenues decreased by $6.1 million from $44.8 million in fiscal 1994 to $38.7 million in fiscal 1995. The decrease in revenues is attributable primarily to the fact that the average amount of the first mortgage loans held in warehouse pending delivery to permanent investors was substantially lower in fiscal 1995 ($294 million) than in fiscal 1994 ($432 million) as a result of lower production volumes caused by higher interest rates. In addition, banking revenues for fiscal 1994 included a $2.3 million interest rate swap termination fee which was not accounted for as a hedge. Banking expenses increased by $1.7 million to $68.4 million in fiscal 1995. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, totaled $5.4 million for fiscal 1995 and was $18.7 million in fiscal 1994. However, the positive variance on PIF interest was offset by the interest rate swap program during fiscal 1995. During fiscal 1995 the interest rate swap program incurred total interest expense of $2.6 million. For fiscal 1994 the swap program reduced the Company's interest expense by $11.6 million.

     Portfolio production operations recorded a loss of $1.9 million in fiscal 1995 compared to income of $17.4 million in fiscal 1994. Portfolio production through flow acquisitions added $5.9 billion principal amount of mortgages to the Company's mortgage servicing portfolio in fiscal 1995. In fiscal 1994 the flow acquisition was $12.2 billion. The production volumes in fiscal 1995 were affected by higher interest rates. Portfolio production revenues for the years ended June 30, 1995 and 1994 included $2.2 million and $24.3 million, respectively, of gains from sales of first mortgage loans and related servicing rights. Included in the $2.2 million gains for fiscal 1995 was a $2.1 million loss recorded on the sale of a servicing portfolio of $2.3 billion in unpaid principal balance of mortgage loans. From the sale, the Company received $21.9 million of cash.

     Fund and asset management unit was discontinued and transferred to Capstead Mortgage Corporation ("Capstead") during fiscal 1994 when Capstead became self-administered at September 30, 1993. Accordingly, the unit, which contributed $6.1 million of income in fiscal 1994, contributed nothing in fiscal 1995.

     General and administrative expenses decreased from $17.1 million in fiscal 1994 to $14.7 million in fiscal 1995. The decrease is attributable to the Company's cost-cutting efforts and streamlining of its operations.

     Of the $57.7 million total special provisions for losses taken in fiscal 1995 for continuing operations as discussed previously, $57.4 million was recorded by the mortgage banking operations as follows:

         . provisions of $13.1 million to cover certain mortgage servicing related receivables and other assets ($7.1 million cash charge and $6.0 million noncash charge);
         . provision of $6.6 million (cash charge) for mortgage banking commitments and other contingencies;
         .     provision of $26.9 million (noncash charges) for reduction in the carrying values of Company-owned land and buildings;
         .     provision of $3.4 million (noncash charges) for reduction in the carrying values of other fixed assets (furniture and equipment);
         .     a $7.4 million pro rata interest rate swap loss recognition.
               The loss represented the mark-to-market exposure of the unhedged swaps at the beginning of the second quarter of fiscal 1995 when the amount of hedged fixed rate debt dropped below the notional amount of the swaps.

     Mortgage banking operations recorded a provision for restructuring of $6.2 million under the 1995 Plan of which $3.0 million was related to the vacated office building previously discussed and $1.6 million represented noncash pension curtailment loss. Mortgage banking division paid termination benefits of $1.8 million in cash. In fiscal 1994 the Company adopted two restructuring and reduction in force plans and the mortgage banking division recorded charges totaling $9.1 million.

     Other. The Company's other operations during the year ended June 30, 1995 recorded income of $1.5 million compared to a loss of $197,000 for fiscal 1994. For fiscal 1995 and 1994, other income included gains of $2.8 million and $3.9 million, respectively, from settlements of certain contractual provisions related to the Company's sale of ELLCO Leasing Corporation in fiscal 1991. Other income for fiscal 1994 also included a $1.4 million of gain from sale of a promissory note which the Company received in connection with the sale of its life insurance operations. For fiscal 1995 and 1994 the Company's image processing unit incurred losses of $3.6 million and $4.9 million (after a $1.3 million restructuring provision), respectively. In addition to the restructuring provision recorded by the image processing unit, the Company's other operations recorded provisions of $2.6 million in fiscal 1994 for restructuring and writedown of investments.

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1994 COMPARED WITH YEAR ENDED JUNE 30, 1993

     Loan administration operating income for fiscal 1994, before an $80.0 million provision to reduce the carrying value of the Company's investment in PMSRs, was $9.7 million, down from $18.7 million in fiscal 1993, principally because portfolio amortization at $67.7 million in fiscal 1994 before the $80.0 million provision for PMSR impairment was $6.1 million higher than in fiscal 1993. The Company's portfolio runoff rate on an annualized basis was 33.0 percent during fiscal 1994 compared to 31.3 percent during fiscal 1993. The runoff rate on an annualized basis for the month of June 1994 had been reduced to 18.6 percent. The Company's booked investment in its $34.0 billion primary mortgage servicing portfolio was $382.0 million at June 30, 1994.

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

     The banking unit's net expense of $21.9 million for fiscal 1994 was $7.1 million higher than the $14.8 million net expense reported for fiscal 1993. Paid-in-full ("PIF") interest, which is incurred when loans securing payment of mortgage-backed securities in the Company's primary servicing portfolio are prepaid prior to the end of a given month, was $18.7 million for both fiscal 1994 and 1993. Net interest savings from the Company's reverse interest rate swaps declined from $17.7 million in fiscal 1993 to $13.9 million in fiscal 1994. Increased warehouse credit line commitment fees and service charges resulted in a $2.6 million increase in net expense. Such fees and charges totaled

$4.5 million in fiscal 1994 as compared to $1.6 million in fiscal 1993, principally due to increased warehouse credit facilities from $317.5 million at June 30, 1993 to $580.0 million at June 30, 1994.

     Subsequent to June 30, 1994, the Company renegotiated its mortgage loan warehouse credit facilities with various banks to reduce the total bank warehouse lines of credit from $580 million to $120 million. As a result, the Company's banking fees were reduced in fiscal 1995.

     Income from portfolio production for fiscal 1994 was $17.4 million, down from $18.2 million in fiscal 1993. Revenues and expenses were $12.5 million and $13.3 million higher in fiscal 1994 than in 1993, respectively. The principal reason for the higher revenues and expenses in fiscal 1994 was because of the higher portfolio production in fiscal 1994 than in 1993. The Company added $12.2 billion principal amount of mortgages through flow production to its servicing portfolio in fiscal 1994 and net of record portfolio runoff, increased the unpaid principal balance of its primary servicing portfolio from $32.7 billion at June 30, 1993. However, during fourth quarter of fiscal 1994, as a result of higher interest rates, portfolio production was $1.6 billion as compared to $4.4 billion in March quarter, $3.5 billion in December quarter and $2.7 billion in September quarter. The decrease in portfolio production in the fourth quarter of fiscal 1994 accounted for the decline in operating income in portfolio production operations in fiscal 1994 as compared to fiscal 1993. Total portfolio production through flow acquisition was $10.2 billion in fiscal 1993. Portfolio production revenues for fiscal 1994 and 1993 included $24.3 million and $14.3 million, respectively, of gains from sales of first mortgage loans and related servicing income rights.

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

     The Company established provisions of $80.0 million in fiscal 1994 for impairment in the carrying value of its PMSRs in response to an unprecedented level of mortgage prepayments in such periods. In addition, the mortgage banking division also established in fiscal 1994 provisions to cover the cost of the reduction-in-force that occurred in January 1994 and reduction-in-force and restructuring that was approved in June 1994.

     Other. Other operations recorded a loss of $197,000 for fiscal 1994 compared to an income of $13.2 million for fiscal 1993. Other income for fiscal 1994 included $2.1 million of gain on sale of a promissory note, which had been received by the Company in connection with the sale of its life insurance operations and sale of an option to purchase 500,000 shares of Capstead common stock. Amendments to certain contractual provisions related to the Company's 1991 sale of ELLCO Leasing Corporation added $3.9 million in other income in fiscal 1994. Other operations for fiscal 1994 also included a $4.9 million loss from the Company's image processing operations. Other operations, during fiscal 1994, recorded provisions for restructuring of $2.9 million and a $1.0 million charge for writedown of investments. Of the $2.9 million restructuring provisions, $1.3 million was included in the $4.9 million loss from the image processing operations.

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

     In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to an insurance company ("Purchaser"). As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (which can be adjusted based on the future financial performance of the Purchaser); and a contingent interest equal to 35 percent of the Purchaser's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. However, in March 1995, the parent of the Purchaser announced its intention to sell its mortgage banking business which includes the Purchaser. According to the agreement between the Company and the Purchaser and under the scenario that the Purchaser's parent is selling the information systems business either with or separately from its mortgage banking business, the Company would have the right to accelerate the $8.0 million promissory note. In June 1995 the Purchaser decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a provision of $24.4 million in June 1995 to write off the Company's carrying value of such asset. During fiscal 1995 and 1994, the Company recorded total losses of $26.4 million (including the $24.4 provision for the earn-out) and $33.5 million, respectively, in connection with the disposal.

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. During fiscal 1995, 1994 and 1993 the Company provided reserves totaling $22.7 million, $17.5 million and $4.5 million, respectively, to cover expected loss on liquidation of properties and future operating losses through the disposition of all properties. For each of the three years ended June 30, 1995 losses of $51.9 million, $17.2 million and $14.2 million, respectively, had been charged to these reserves.

     See "Item 8. Financial Statements and Supplementary Data" for more information.

LIQUIDITY AND CAPITAL RESOURCES

     The outstanding capital and credit resources of the Company at June 30, 1995 included (in millions):

     Short term debt (self-liquidating) of Lomas Mortgage:
         Secured by first mortgage loans pending delivery to permanent investors  . . . . . . .     $   164.8
         Secured by FNMA securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123.4
         Secured by reverse repurchase agreements . . . . . . . . . . . . . . . . . . . . . . .          44.1
         Secured by high quality short term investments . . . . . . . . . . . . . . . . . . . .         251.0
         Other short term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7.8
                                                                                                    ---------
                                                                                                        591.1
                                                                                                    ---------
     Term debt of Lomas Mortgage:
         Notes due in 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         150.0
         Notes due in 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         190.0
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38.8
                                                                                                    ---------
                                                                                                        378.8
                                                                                                    ---------

     Convertible notes of LFC due in 2003   . . . . . . . . . . . . . . . . . . . . . . . . . .         139.9

     Stockholders' equity (deficit)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11.9)
                                                                                                    ---------

                                                                                                    $ 1,097.9
                                                                                                    =========

     Short term debt was $591.1 million at June 30, 1995, including $251.0 million principal amount borrowed under investment lines of credit and $288.1 million principal amount of warehouse and repurchase debt secured by single-family mortgage loans pending delivery to permanent investors and mortgage-backed securities. Investment lines of credit were secured by high quality short term investments purchased with the proceeds of such lines of credit. The short term notes payable under reverse repurchase agreements are secured by single-family mortgage loans which, at that date, were committed for sale to institutional investors. Such short term notes (and therefore the related warehouse indebtedness) normally are self-liquidating and require no supplemental liquidity support from LFC or any of its subsidiaries. Commercial paper and bank certificates of deposit of non-affiliated commercial banks are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. As a result, all short term indebtedness is self-liquidating and none of it constitutes any burden on operating cash flow.

     Subsequent to June 30, 1995, the investment lines of credit were canceled as the underlying investments matured.

     Under the terms of the most restrictive servicing principal and interest payment credit line (the "P&I Line") and warehouse agreement in effect at June 30, 1995, Lomas Mortgage's consolidated debt-to-equity ratio as defined in the agreement was required not to exceed 270 percent; or 420 percent if adopting both Statements of Financial Accounting Standards ("SFAS") No. 121 and No. 122 (see "Item 8. Financial Statements and Supplementary Data"). The minimum net worth requirement for Lomas Mortgage as defined in the agreement was $140 million; or $85 million if adopting both SFAS No. 121 and No. 122. At June 30, 1995 Lomas Mortgage's debt-to-equity ratio was 316 percent and net worth as defined was $119.9 million.

     Because the Company failed to meet certain ratios contained in its bank credit lines at June 30, 1995, the Company repaid its credit line known as the P&I Line in July 1995. At June 30, 1995, the balance of this line was $7.8 million. The Company also repaid certain of its bank warehouse credit lines on October 2, 1995. The balance of these lines at June 30, 1995, was $91.4 million.

     At June 30, 1995, the Company was in default on certain covenants contained in a warehouse and reverse repurchase agreement with a financial institution. At June 30, 1995, the balance of the warehouse line was $73.3 million and the balance of the reverse repurchase agreement was $44.1 million. In September 1995, the Company sold to a bank the first mortgage loans underlying the reverse repurchase agreement and paid off the outstanding balance of this credit line. The remaining first mortgage loans collateralizing the warehouse agreement were also sold and related warehouse debt was assumed by the purchaser. For further discussion, see "Item 1. Business -- Subsequent and Other Significant Events."

     During the fourth quarter of fiscal 1995 a repurchase agreement was established with FNMA. Borrowings under this credit agreement are secured by FNMA mortgage-backed securities. The terms and conditions are negotiated on a transaction-by-transaction basis. No specified credit limit is stated in the agreement. The outstanding balance at June 30, 1995 was $123.4 million. In connection with the sale to First Nationwide, First Nationwide repaid this repurchase agreement.

     During fiscal 1995 the Company's discontinued short term lending operations, through orderly liquidation of its properties, generated cash totaling $101.7 million. These cash proceeds along with STL's existing cash at June 30, 1994 enabled payment in full of STL's remaining secured debt of $62 million and provided approximately $39.1 million of liquidity to the Company's consolidated operations.

     STL was previously owned 51% by LFC and 19% by Lomas Mortgage. As of May 1, 1995 LFC's advances from STL represented approximately 51% of STL's equity which was $66.5 million. LFC's ownership in STL was canceled with a return of capital in the amount of the advances and therefore STL is owned 100% by Lomas Mortgage.

     STL's equity at June 30, 1995 was $32.6 million and Lomas Mortgage owed to STL at that date $4.4 million.

     During fiscal 1995 coverage for interest payments on the term notes of Lomas Mortgage was provided by cash internally generated by that subsidiary. Lomas Mortgage's operations during fiscal 1995, after paying interest on its short term debt, generated $88.5 million in cash available for (i) payment of interest on the subsidiary's $378.8 million term debt, (ii) investment in portfolio maintenance and growth, (iii) intercompany advances to LFC and (iv) addition to Lomas Mortgage's working capital.

     During fiscal 1995 coverage for interest payments on LFC's $140 million of convertible notes due 2003 and general corporate expenses were provided by advances/return of capital from STL and periodic liquidations of other assets.

     Semiannual interest payments in the amount of $17.1 million on Lomas Mortgage's senior notes and $6.3 million on LFC's senior convertible notes will be due in October 1995. In addition, a final payment in the amount of $37.9 million along with accrued interest related to a mortgage note on the Company's headquarters is due March 1996 and Lomas Mortgage's $150 million senior notes are due on October 1, 1997. LFC is required to make annual deposits of $10 million beginning October 31, 1997 to a sinking fund for the redemption of LFC's senior convertible notes.

     As of June 30, 1995, the Company's failure to meet certain ratio requirements contained in the covenants of the Company's $140 million senior convertible note indenture, while not an event of default, limited the Company's ability to issue additional term debt.

     Lomas Mortgage announced on October 2, 1995 that it did not make the approximately $17 million of scheduled interest payments on its 9 3/4% term notes payable due October 1, 1997 and its 10 1/4% term notes payable due October 1, 2001.

     For additional information see "Item 1. Business--Chapter 11 Proceedings" and "Item 1. Business--Subsequent and Other Significant Events."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Lomas Financial Corporation:

     We have audited the accompanying consolidated balance sheet of Lomas Financial Corporation and subsidiaries (the "Company") as of June 30, 1995, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for the year then ended. In connection with our audit of the 1995 consolidated financial statements, we have also audited the financial statement schedule, Schedule I--Condensed Financial Information of Registrant, as of and for the year ended June 30, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

     The accompanying 1995 consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and, as discussed in the notes to the consolidated financial statements, has not made its required interest payments on its term notes payable due on October 2, 1995. In addition, as discussed in the notes to the consolidated financial statements, the Company has sold or entered into arrangements to dispose of certain assets subsequent to year end, resulting in additional losses. Further, as discussed in the notes to the consolidated financial statements, the Company and its wholly owned subsidiary, Lomas Mortgage USA, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 10, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of the reorganization proceedings, the Company may sell additional assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The 1995 consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

     Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1995 consolidated financial statements and financial statement schedule.





                                                           KPMG PEAT MARWICK LLP



Dallas, Texas
October 11, 1995

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Lomas Financial Corporation:

     We have audited the accompanying consolidated balance sheet of Lomas Financial Corporation and subsidiaries as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1994 listed in the index of
Item 14(a). Our audits also included the financial schedule as of and for the two years in the period ended June 30, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lomas Financial Corporation and subsidiaries at June 30, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the two years in the period ended June 30, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP





Dallas, Texas
September 22, 1994

                           CONSOLIDATED BALANCE SHEET

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                                            June 30
                                                                                   --------------------------
                                                                                      1995           1994
                                                                                   -----------    -----------
                                                         ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    19,966    $     7,206

First mortgage loans held for sale  . . . . . . . . . . . . . . . . . . . . . .        345,039        257,534
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        282,318        117,452
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         77,248         84,155
Fixed assets--net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,579         89,154
Foreclosed real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,348          8,934
                                                                                   -----------    -----------
                                                                                       763,532        557,229
Less allowance for losses . . . . . . . . . . . . . . . . . . . . . . . . . . .        (32,481)       (12,262)
                                                                                   -----------    -----------
                                                                                       731,051        544,967

Purchased future mortgage servicing income rights--net  . . . . . . . . . . . .        346,958        382,009
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .         23,545         30,133
Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .         33,550        113,258
                                                                                   -----------    -----------
                                                                                   $ 1,155,070    $ 1,077,573
                                                                                   ===========    ===========

Escrow, agency and fiduciary funds--see contra  . . . . . . . . . . . . . . . .    $   641,519    $   603,163
                                                                                   ===========    ===========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . .    $    57,171    $    71,862
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        591,089        341,047
  Term notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        378,770        383,311
  Senior convertible notes payable  . . . . . . . . . . . . . . . . . . . . . .        139,918        139,918
                                                                                   -----------    -----------
                                                                                     1,166,948        936,138
                                                                                   -----------    -----------
Stockholders' equity (deficit):
  Common stock--par value $1, 20,146 and 20,100 shares issued
    and outstanding, respectively   . . . . . . . . . . . . . . . . . . . . . .         20,146         20,100
  Other paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .        309,761        309,429
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . . . . . .       (341,785)      (188,094)
                                                                                   -----------    -----------
                                                                                       (11,878)       141,435
                                                                                   -----------    -----------
                                                                                   $ 1,155,070    $ 1,077,573
                                                                                   ===========    ===========

Liability for escrow, agency and fiduciary funds--see contra  . . . . . . . . .    $   641,519    $   603,163
                                                                                   ===========    ===========


See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED OPERATIONS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Year Ended June 30
                                                                      ---------------------------------------
                                                                         1995          1994          1993
                                                                      -----------   -----------   -----------
Revenues:
  Mortgage servicing  . . . . . . . . . . . . . . . . . . . . . .     $   134,349   $   146,312   $   148,736
  Commissions and fees  . . . . . . . . . . . . . . . . . . . . .          31,387        28,288        27,616
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,763        35,609        39,617
  Investment  . . . . . . . . . . . . . . . . . . . . . . . . . .          19,870        21,763        28,207
  Gain on sales   . . . . . . . . . . . . . . . . . . . . . . . .           1,601        24,479        16,365
  Management fees--affiliates   . . . . . . . . . . . . . . . . .              --         2,952        10,925
  Other--affiliates   . . . . . . . . . . . . . . . . . . . . . .              --         5,028        13,537
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,352         6,627         8,351
                                                                      -----------   -----------   -----------
                                                                          219,322       271,058       293,354
                                                                      -----------   -----------   -----------
Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,856        80,431        75,717
  Personnel   . . . . . . . . . . . . . . . . . . . . . . . . . .          57,713        74,428        69,333
  Depreciation and amortization   . . . . . . . . . . . . . . . .          66,860       155,310        69,021
  Other operating   . . . . . . . . . . . . . . . . . . . . . . .          42,912        42,424        40,587
  Provision for losses  . . . . . . . . . . . . . . . . . . . . .          66,613        11,397         5,327
  Provision for restructuring   . . . . . . . . . . . . . . . . .           9,000        15,570            --
                                                                      -----------   -----------   -----------
                                                                          323,954       379,560       259,985
                                                                      -----------   -----------   -----------
Income (loss) from continuing operations
  before federal income taxes   . . . . . . . . . . . . . . . . .        (104,632)     (108,502)       33,369
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . .              --            --         3,812
                                                                      -----------   -----------   -----------
Income (loss) from continuing operations  . . . . . . . . . . . .        (104,632)     (108,502)       29,557
                                                                      -----------   -----------   -----------

Loss from discontinued operations:
  Loss from operations  . . . . . . . . . . . . . . . . . . . . .          (9,200)      (32,264)      (12,763)
  Loss on disposal  . . . . . . . . . . . . . . . . . . . . . . .         (39,859)      (41,900)       (4,500)
                                                                      -----------   -----------   -----------
                                                                          (49,059)      (74,164)      (17,263)
                                                                      -----------   -----------   -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .     $  (153,691)  $  (182,666)  $    12,294
                                                                      ===========   ===========   ===========

Earnings (loss) per share:
  Income (loss) from continuing operations  . . . . . . . . . . .     $     (5.19)  $     (5.39)  $      1.47
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . .     $     (7.63)  $     (9.07)  $      0.61
Average number of shares  . . . . . . . . . . . . . . . . . . . .          20,154        20,132        20,117


See notes to consolidated financial statements.

            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


                                                                 Common                 Other    Retained
                                                                 Shares      Common    Paid-in   Earnings
                                                               Outstanding   Stock     Capital   (Deficit)      Total
                                                               ----------- --------- ----------- ----------   ---------
Balance at July 1, 1992 . . . . . . . . . . . . . . . . .        20,076    $  20,076  $  306,956  $ (17,722)  $ 309,310
Net Income  . . . . . . . . . . . . . . . . . . . . . . .            --           --          --     12,294      12,294
Utilization of tax benefits of pre-reorganization
  deductible temporary differences and net operating
  loss carry forwards as a direct addition to paid-in
  capital pursuant to fresh start reporting   . . . . . .            --           --       2,371         --       2,371
Issuance of stock under stock plans . . . . . . . . . . .            33           33         220         --         253
Common stock canceled . . . . . . . . . . . . . . . . . .           (12)         (12)       (137)        --        (149)
                                                               --------    ---------  ----------  ---------   ---------
Balance at June 30, 1993  . . . . . . . . . . . . . . . .        20,097       20,097     309,410     (5,428)    324,079
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .            --           --          --   (182,666)   (182,666)
Issuance of stock under stock plans . . . . . . . . . . .             3            3          19         --          22
                                                               --------    ---------  ----------  ---------   ---------
Balance at June 30, 1994  . . . . . . . . . . . . . . . .        20,100       20,100     309,429   (188,094)    141,435
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .            --           --          --   (153,691)   (153,691)
Issuance of stock under stock plans . . . . . . . . . . .            46           46         148         --         194
Unfiled claims under Chapter 11 proceedings . . . . . . .            --           --         184         --         184
                                                               --------    ---------  ----------  ---------   ---------
Balance at June 30, 1995  . . . . . . . . . . . . . . . .        20,146    $  20,146  $  309,761  $(341,785)  $ (11,878)
                                                               ========    =========  ==========  =========   =========


See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                               Year Ended June 30
                                                                    ----------------------------------------
                                                                       1995           1994          1993
                                                                    -----------    -----------    ----------
Operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .     $  (153,691)   $ (182,666)    $   12,294
  Adjustments to reconcile income (loss) from continuing
    operations to cash provided by operating activities
    before working capital changes:
      Loss from discontinued operations   . . . . . . . . . . .          49,059        74,164         17,263
      Depreciation and amortization   . . . . . . . . . . . . .          66,860       155,310         69,021
      Provision for losses  . . . . . . . . . . . . . . . . . .          66,613        11,397          5,327
      Provisions for restructuring  . . . . . . . . . . . . . .           9,000        15,570             --
      Loss/(gain) on sales of mortgage servicing rights   . . .             775        (4,841)        (2,439)
      Federal income taxes  . . . . . . . . . . . . . . . . . .              --            --          3,812
                                                                    -----------    ----------     ----------
         Cash provided by operations before working
           capital changes  . . . . . . . . . . . . . . . . . .          38,616        68,934        105,278
  Net change in first mortgage loans held for sale  . . . . . .         (84,677)      128,812         30,494
  Net change in sundry receivables, payables
    and other assets  . . . . . . . . . . . . . . . . . . . . .         (36,403)      (46,383)       (13,945)
  Net cash used by discontinued operations  . . . . . . . . . .         (13,369)      (21,216)       (28,680)
                                                                    -----------    ----------    -----------
         Net cash provided (used) by operating activities . . .         (95,833)      130,147         93,147
                                                                    -----------    ----------    -----------

Investing activities:
  Purchases of investments  . . . . . . . . . . . . . . . . . .        (186,847)      (15,929)      (130,013)
  Maturities/sales of investments . . . . . . . . . . . . . . .          24,885       147,411        273,171
  Purchases of loans from pools . . . . . . . . . . . . . . . .          (6,941)      (18,026)       (34,981)
  Sales of foreclosed real estate . . . . . . . . . . . . . . .           8,578        19,598         15,143
  Net sales of/(additions to) fixed assets  . . . . . . . . . .             899       (24,673)        (8,878)
  Purchases of future mortgage servicing income rights  . . . .         (60,640)     (108,071)       (85,181)
  Sales of future mortgage servicing income rights  . . . . . .          39,115        17,073          9,788
  Other     . . . . . . . . . . . . . . . . . . . . . . . . . .             210           172             26
  Net cash provided by discontinued operations  . . . . . . . .         107,249        70,789        114,416
                                                                    -----------    ----------     ----------
         Net cash provided (used) by investing activities . . .         (73,492)       88,344        153,491
                                                                    -----------    ----------     ----------

Financing activities:
  Net borrowings (repayments) of notes payable  . . . . . . . .         250,041      (174,273)      (136,768)
  Term debt borrowings  . . . . . . . . . . . . . . . . . . . .              --            --        348,899
  Term debt repayments  . . . . . . . . . . . . . . . . . . . .          (4,541)       (8,968)      (331,639)
  Net cash used by discontinued operations  . . . . . . . . . .         (61,987)      (60,005)      (118,008)
                                                                    -----------    ----------    -----------
         Net cash provided (used) by financing activities . . .         183,513      (243,246)      (237,516)
                                                                    -----------    ----------     -----------

Net increase (decrease) in cash and cash equivalents  . . . . .          14,188       (24,755)         9,122
Net change in cash of discontinued operations . . . . . . . . .          (1,428)       (2,407)         1,820
Cash and cash equivalents at beginning of year  . . . . . . . .           7,206        34,368         23,426
                                                                    -----------    ----------     ----------
Cash and cash equivalents at end of year  . . . . . . . . . . .     $    19,966    $    7,206     $   34,368
                                                                    ===========    ==========     ==========

Cash payments for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    83,317    $   90,597     $   71,776
  Federal income tax  . . . . . . . . . . . . . . . . . . . . .              --            --            --

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES


ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated.

     In fiscal 1990, LFC and certain of its subsidiaries filed petition for reorganization under Chapter 11. In December 1991, the Bankruptcy Court confirmed the Company's plan of reorganization and the Company adopted fresh start reporting as of December 31, 1991. In connection therewith, the Company's assets and liabilities were restated to reflect their fair values and retained earnings (deficit) was reclassified to other paid-in capital.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less. Cash balances having restrictions as to withdrawals and usage are recorded in the balance sheet as investments (see "Investments" footnote).

     First Mortgage Loans Held for Sale. First mortgage loans held for sale are carried at the lower of cost or market determined on a net aggregate basis. Adjustments to market are made by charges or credits to income.

     Gains and Losses on Sale of Mortgage Loans. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

     Investments. Investments is comprised primarily of commercial paper and bank certificates of deposit with maturities of less than 31 days and restricted escrow deposits, marketable securities, treasury notes, and certificates of deposit that are held to maturity. The impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on July 1, 1994 did not have a material impact on the Company's consolidated financial statements.

     Foreclosed Real Estate. Foreclosed real estate is carried at the lower of cost or fair value minus estimated selling costs.

     Allowance for Losses. Possible losses are provided for based on management's evaluation of each situation, including the determination of collectibility and net realizable value of the asset or underlying collateral.

     Fixed Assets. Fixed assets include land, buildings, furniture and fixtures and other equipment and are carried at amortized cost. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Land and buildings that are anticipated to be disposed of are carried at estimated market value net of estimated selling costs.

     Purchased Future Mortgage Servicing Income Rights. Purchased future mortgage servicing income rights ("PMSRs") represent the portion of the purchase price of mortgage servicing portfolios acquired from others allocated to future net servicing income to be derived from servicing such mortgages.

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

     Effective April 1, 1993 the Company changed its methodology of measuring the impairment and amortization and disaggregated the former December 31, 1991 PMSRs into individual mortgage tranches with similar economic characteristics. Discounted cash flows were estimated for each tranche, and the former December 31, 1991 aggregated value, net of accumulated amortization, was allocated among the disaggregated tranches in proportion to their relative discounted projected net cash flows as of March 31, 1993.

     Since April 1993 the Company had been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed it estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material effect on the consolidated financial statements of the Company for the year ended June 30, 1995.

     Sales of Servicing Rights. The Company recognizes gain or loss on the sales of servicing rights when all risks and rewards have irrevocably passed to the purchasers and there are no unresolved contingencies.

     Mortgage Servicing. Fees received for servicing mortgage loans owned by investors are generally based on a stipulated percentage of the outstanding monthly principal balance of such loans and are payable only out of interest collected from mortgagors. Servicing fees, late charges and miscellaneous other fees collected from mortgagors and others are recognized as income when collected. Servicing costs are charged to expense as incurred. In addition, the Company performs mortgage servicing on a subcontract basis for other parties who own the servicing rights. Subservicing fees are usually agreed to be paid on a per-loan basis calculated as an annual dollar amount paid monthly.

     Reverse Repurchase Agreements. The Company, through its wholly owned subsidiary, Lomas Mortgage USA ("Lomas Mortgage"), enters into reverse repurchase agreements with financially responsible parties. Mortgage assets purchased under agreements to resell are carried at the amounts of the original purchase price which is calculated at a percentage of the market price. The reverse repurchase agreements generally mature within 60 days and are covered 100 percent by binding purchase commitments issued by responsible financial institutions. The counterparty is obligated to repurchase the underlying mortgage assets at the Company's costs plus interest differential. The Company finances the reverse repurchase agreements through a third party based on a percentage of the repurchase commitments.

     Reverse Interest Rate Swap Agreements. The Company, through Lomas Mortgage, enters into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as hedges of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges, and losses where the fixed rate debt associated with the swap is reduced below the notional amount of the swap, are marked to market with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss and included in the accompanying statement of consolidated operations.

     Federal Income Taxes. Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforward and enacted tax rates that will be in effect for the years in which the differences are expected to reverse.

     Escrow, Agency and Fiduciary Funds. The Company maintains certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds are held in trust in segregated generally noninterest bearing bank accounts and are excluded from the corporate assets and liabilities of the Company.

     Earnings (Loss) Per Share. Primary earnings (loss) per share data for the years ended June 30, 1995, 1994 and 1993 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors (the "Directors Plan"), the 1991 Stock Incentive Program (the "1991 Program") and the 1993 Intermediate and Long Term Incentive Plan (the "1993 Program"). Common stock equivalents also include the assumed exercise of dilutive stock options. For the years ended June 30, 1995, 1994 and 1993, assumed exercise of stock options is antidilutive and is, therefore, excluded from the computation. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with related adjustments for interest and federal income tax expense. For the years ended June 30, 1995, 1994 and 1993, the fully diluted per share data is antidilutive.

     Reclassifications. Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

CHAPTER 11 PROCEEDINGS

     On October 10, 1995, LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. and Lomas Administrative Services, Inc., both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered, with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

     Simultaneously with the filing of the Chapter 11 petitions, Lomas Mortgage made a motion seeking the Bankruptcy Court's approval of the sale (the "Proposed Sale"), pursuant to Section 363 of the Bankruptcy Code, to First Nationwide Mortgage Corporation ("First Nationwide") of its remaining mortgage servicing rights, its related insurance agency business, Lomas Mortgage's real estate owned acquired through loan foreclosures in connection with its servicing business and its trade names for $150 million in cash, payable in installments and the assumption of Lomas Mortgage's obligations related to its mortgage servicing business. The purchase price is subject to adjustment based on the differences between certain balance sheet accounts on the closing date and on July 31, 1995, the date used for computation of the base purchase price, and is subject to reduction by up to 15% of the purchase price in excess of $10 million for possible indemnities in favor of First Nationwide. Lomas Mortgage is also seeking Bankruptcy Court approval of the assumption and assignment to First Nationwide of the contracts relating to its loan servicing business (and of certain leases related to its loan production business which was sold to First Nationwide on October 2, 1995). The Bankruptcy Court has set November 21, 1995 as the date for the hearing on the Proposed Sale, which is subject to higher and better offers, and the proposed assumptions and assignments of contracts and leases.

     After giving effect to the sale to First Nationwide on October 2, 1995 and the Proposed Sale, Lomas Mortgage will have no material remaining assets other than its interest in ST Lending, Inc., which owns real estate having a book value on June 30, 1995 of $28.2 million, certain other real estate assets having a book value at June 30, 1995 of $37.3 million and reduced to $25.3 million at September 30, 1995 ($13.3 million of which is encumbered by a mortgage securing borrowings of $38.4 million at September 30, 1995), and the net proceeds of the October 2 sale and the Proposed Sale, which are estimated to be approximately $212 million in the aggregate (unless a higher offer is received for the assets subject to the Proposed sale). The aggregate value of these assets is less than Lomas Mortgage's indebtedness of approximately $378.8 million in aggregate principal amount at June 30, 1995. This will result in claims against Lomas Mortgage being liquidated in the Chapter 11 proceedings at less than 100% of their face value and may result in the equity of Lomas Mortgage's sole stockholder (LFC) being diluted or canceled. Similarly, after giving effect to the transactions described above, LFC's assets will consist of its equity interest in Lomas Mortgage, a $8.0 million note receivable from Residential Information Services that is subject to payment contingencies, cash of approximately $11.0 million and other real estate related assets of approximately $5.0 million. The value of these assets is considerably less than LFC's indebtedness, consisting principally of public indebtedness, which has a principal amount of $140 million. This will result in claims against LFC being liquidated in the Chapter 11 proceedings at less than 100% of their face value and may result in the equity of LFC's stockholders being diluted or canceled. It is impossible at this time to predict the actual recovery, if any, which different classes of creditors and stockholders will realize. As a result of the reorganization proceedings, the Company may sell additional assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SUBSEQUENT AND OTHER SIGNIFICANT EVENTS

     In July 1995 the Company sold $1.6 billion principal amount of its mortgage servicing portfolio to a financial institution for approximately $16.2 million cash. The Company was also reimbursed by the purchaser for servicing advances made by the Company including tax advances and principal and interest advances on delinquent loans which totaled approximately $17.9 million. This sale, when finalized in October 1995, will result in a net loss of approximately $1.7 million in fiscal 1996 of which $1.0 million has been charged to previously established reserves.

     Because the Company failed to meet certain ratios contained in its bank credit lines at June 30, 1995, the Company repaid its credit line known as the P&I Line in July 1995. At June 30, 1995, the balance of this line was $7.8 million. The Company also repaid certain of its bank warehouse credit lines on October 2, 1995. The balance of this line at June 30, 1995 was $91.4 million.

     At June 30, 1995 the Company was in default on certain covenants contained in a warehouse and reverse repurchase agreement with a financial institution. At June 30, 1995 the balance of the warehouse line was $73.3 million and the balance of the reverse repurchase agreement was $44.1 million. In September 1995, the Company sold to a financial institution the first mortgage loans underlying the reverse repurchase agreement for approximately $43.6 million and paid off the corresponding amount of the credit line of $44.8 million. Loss resulting from this transaction was approximately $500,000 for the first quarter of fiscal 1996. The remaining first mortgage loans collateralizing the warehouse agreement were also sold along with the Company's GNMA servicing portfolio to First Nationwide as described below.

     In July 1995, LFC entered into a contract to sell its image processing subsidiary. In September 1995, LFC completed the sale of the stock of this subsidiary for $4.1 million in cash and a $320,000 promissory note. The sale resulted in a gain of approximately $1.1 million for LFC and a prepaid expense in Lomas Mortgage of $2.3 million which will be used for future image processing costs.

     In August 1995, Lomas Mortgage sold certain fixed assets of its field services operation subsidiary. This sale was for $600,000 in cash and the Company realized a gain of approximately $144,000. This gain is deferred until that subsidiary's remaining receivables are collected and payables are paid.

     In August 1995 the Company also sold a servicing portfolio with $3.0 billion unpaid principal amount of mortgage loans to a financial institution for $6.0 million cash. In addition, the Company received from the purchaser a cash payment of $8.7 million for deficit escrows and principal and interest advances. This transaction resulted in a gain of approximately $200,000 which will be reflected in the first quarter of fiscal 1996.

     In August 1995, the Company terminated $155 million notional amount of its outstanding reverse interest rate swaps. The Company paid the counterparty $6.0 million in cash and incurred a loss of $4.4 million, of which $1.6 million was recognized immediately and the remaining loss of $2.8 million is being amortized over the remaining life of the swaps. The Company also terminated the remaining $485 million notional amount of swaps on October 2, 1995. The cost to terminate the remaining swaps was $18.8 million which came from the sale of certain assets of Lomas Mortgage to First Nationwide as described in the following paragraph. The Company still has outstanding fixed rate debt of $518 million, therefore will continue to amortize a portion of the net loss incurred ($9.2 million) until the original swap expiration date in 1998.

     On September 5, 1995, the Company entered into an agreement to sell certain assets and liabilities of Lomas Mortgage to First Nationwide including the Company's GNMA servicing portfolio which represented approximately one-third of Lomas Mortgage's servicing portfolio, the Company's investment in Lomas Mortgage Partnership (which at June 30, 1995 was owned one-third by the Company) and the Company's loan production business which included approximately $313 million principal amount of mortgage loans held for sale as of July 31, 1995, and the payment of the related $302 million of warehouse lines of credit and repurchase agreement secured by mortgage loans held for sale as of July 31, 1995. The purchase price for this transaction was $100 million (less $10 million which will be used to pay the Company's expenses for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. The outstanding balance of the warehouse indebtedness at June 30, 1995 was $288.1 million. The transaction closed on October 2, 1995 and resulted in a loss of approximately $81 million which will be recorded in fiscal 1996. Cash of $35 million was paid at closing and a portion of these funds were used to terminate the balance of the swaps (see the preceding paragraph) and $12.0 million was escrowed with FNMA in connection with certain recourse servicing to be sold in the Proposed Sale. Approximately $41.5 million is expected to be paid by First Nationwide on February 1, 1996 with the final payment of the balance due on October 2, 1996. The existing warehouse debt of $208 million was also paid at closing.

     In October 1995, the Company reached a second agreement with First Nationwide to sell substantially all of the remaining servicing portfolio and certain other assets of Lomas Mortgage. The purchase price for the Proposed Sale will be approximately $150 million (less $10 million which will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments, and the assumption of certain liabilities. The proposed transaction is subject to higher and better offers and to the approval by the Bankruptcy Court. If no higher offer is received, the proposed transaction would result in a loss to the Company of approximately $80 million. The remaining significant assets of Lomas Mortgage will be its investments in its buildings, real estate and ST Lending, Inc.

     As a result of the transactions described in the preceding two paragraphs, management abandoned its plans to consolidate its operations into one building and, instead, marketed such building for sale. Accordingly, the Company wrote down the building that was not written down to market during fiscal 1995 (see the second paragraph of "Pending Adoption of Authoritative Statements"). The Company recorded a loss of $12 million in the first quarter of fiscal 1996 to reflect the asset at fair value less estimated selling costs.

     Lomas Mortgage announced on October 2, 1995, that it did not make the approximately $17 million of scheduled interest payments on its 9 3/4% term notes payable due October 1, 1997 and its 10 1/4% term notes payable due October 1, 2001.

     There were no formal plans nor definitive agreements for the aforementioned dispositions nor were any of these assets held for sale at June 30, 1995, therefore any losses incurred from these transactions will be recorded by the Company in fiscal 1996.

PENDING ADOPTION OF AUTHORITATIVE STATEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" is required to be adopted for fiscal years beginning after December 15, 1995. The statement requires companies to determine whether recognition of an impairment loss is required on assets held and assets to be disposed of and, if so, to measure that impairment.

     If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the assets' carrying amount, then an impairment loss is to be recognized. Measurement of an impairment loss is based on the fair value of the asset. The statement requires long-lived assets that are to be disposed of to be reported at the lower of the carrying amount or fair value less cost to sell. As a result of a reduction in work force and in an effort to reduce other operating expenses, the Company planned to consolidate its operations from the buildings in which it occupied at June 30, 1995 to one building (the "Building") and market its buildings, other than the Building, for sale. During the fiscal year ended June 30, 1995, the Company recorded a loss of approximately $35 million on buildings, other than the Building and other assets that were or will be disposed of. The impact, if any, of the implementation of SFAS No. 121 on the Company's consolidated financial statements is expected to be immaterial.

     SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS Statement No. 65," is effective for financial statements issued for fiscal years beginning after December 15, 1995. This SFAS requires the Company to measure impairment of its mortgage servicing rights based on the difference between the carrying amount of the servicing rights and their fair value. If SFAS No. 122 had been adopted at June 30, 1995, the Company would have recorded a valuation allowance ranging from $125 million to $150 million. The fair value range was determined from quoted market prices, subsequent sales of servicing and present values of cash flows for this asset. There will be no methodology changes in determining scheduled amortization from adopting SFAS No. 122. Management plans to adopt SFAS No. 122 during the year ending June 30, 1997.

     See "Subsequent and Other Significant Events."

REDUCTION IN FORCE AND RESTRUCTURINGS

     Due to the cessation of the mortgage refinancing boom and decline in mortgage servicing portfolio runoff rates experienced since early 1994, the Company's mortgage production activity and revenues had precipitously declined. To offset declines in production-related revenues, to reduce its servicing-related cost and to streamline its operations, the Company adopted three reduction-in-force and restructuring plans, the December 1993 plan and the June 1994 plan (collectively the "1994 Plans") and the January 1995 plan (the "1995 Plan").

     The 1995 Plan was completed by June 30, 1995 and the Company reduced its staff by approximately 200 employees. In connection with the 1995 Plan, the Company recorded a charge of $6.0 million, of which approximately $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. Under the 1995 Plan the Company paid termination benefits totaling $3.7 million in cash generated from its operations. In addition, the Company recorded a $3.0 million provision for the reduction in the carrying value of one of its office buildings which was vacated in connection with the 1995 Plan and is being disposed of.

     The 1994 Plans were completed by December 31, 1994. The Company reduced its staff by approximately 400 employees through involuntary terminations and voluntary early retirements. Also included in the 1994 Plans were writedowns of certain fixed assets and termination of certain lease agreements. The Company recorded provisions in fiscal 1994 totaling $15.6 million for the 1994 Plans of which $9.5 million represented termination benefits paid and $1.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced benefits for voluntary early retirees.

FIRST MORTGAGE LOANS HELD FOR SALE

     At June 30, 1995 the Company's first mortgage loans held for sale totaled approximately $345.0 million in principal amount, of which $338.4 million, or 98%, was committed for sale to third parties. Approximately two-thirds of the Company's commitments to sell mortgage loans held for sale are related to exclusive ongoing commitments from a major public pension fund and various state and local housing authorities to purchase, at the Company's cost, loans or FNMA- guaranteed, mortgage-backed securities collateralized by loans originated under programs sponsored by those investors. At June 30, 1995 and 1994, first mortgage loans held for sale included approximately $125.3 million and $138.6 million, respectively, of FNMA mortgage-backed securities. At June 30, 1995 approximately 92% of the Company's pipeline (i.e., commitments to purchase loans or extend credit) was not subject to significant market risk as it has been committed for sale to the major public pension fund or various state and local housing authorities at the Company's cost. The remaining 8% of the Company's pipeline was hedged by commitments by third parties to purchase such loans which represented the Company's best estimate of its market risk on its pipeline.

     At June 30, 1995 first mortgage loans held for sale also included $44.8 million of loans held under reverse repurchase agreements.

     Subsequent to June 30, 1995, the Company entered into agreements to sell its loan production business. For further discussion, see "Subsequent and Other Significant Events."

INVESTMENTS

     Investments consisted of the following (in thousands):

                                                                                         June 30
                                                                                  ----------------------
                                                                                     1995         1994
                                                                                  ---------    ---------
         Commercial paper and bank certificates of deposit  . . . . . . . . .     $ 251,025    $  72,104
         Restricted investments . . . . . . . . . . . . . . . . . . . . . . .        18,890       32,281
         Mortgage servicing partnership . . . . . . . . . . . . . . . . . . .         4,069        5,377
         Other investments  . . . . . . . . . . . . . . . . . . . . . . . . .         4,938        4,973
         Fixed maturity securities  . . . . . . . . . . . . . . . . . . . . .         3,373           71
         Marketable equity securities . . . . . . . . . . . . . . . . . . . .            23        2,646
                                                                                  ---------    ---------
                                                                                  $ 282,318    $ 117,452
                                                                                  =========    =========

         Commercial paper and bank certificates of deposit are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. Revenue from the net interest spread on these transactions totaled approximately $15.8 million, $14.2 million and $11.5 million for the years ended June 30, 1995, 1994 and 1993, respectively. Investment income for the years ended June 30, 1994 and 1993 also included $2.3 million and $9.3 million, respectively, of gains, fees and interest income received on reverse interest rate swaps which were not accounted for as hedges.

         Restricted investments at June 30, 1994 included $10 million held in escrow deposits securing the Company's indemnification obligations in connection with the sale on April 30, 1990 of the Company's commercial leasing subsidiary, ELLCO Leasing Corporation. Restricted investments at June 30, 1995 and 1994 also included $7.5 million and $10.4 million, respectively, of marketable securities purchased to fund certain benefit plans and treasury notes and certificates of deposit of $5.0 million and $7.3 million at June 30, 1995 and 1994, respectively, pledged to secure contingent repurchase obligations. Also at June 30, 1995 and 1994, cash and certificates of deposit of $5.2 million and $2.9 million, respectively, were either held on behalf of others or pledged to provide surety for various performance and indemnifications.

RECEIVABLES

     Receivables consisted of the following (in thousands):

                                                                                           June 30
                                                                                    --------------------
                                                                                      1995        1994
                                                                                    --------    --------
         Escrow deficiencies  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 40,726    $ 39,542
         Advances on mortgage-backed securities . . . . . . . . . . . . . . . .       12,612       7,821
         Foreclosure claims . . . . . . . . . . . . . . . . . . . . . . . . . .        9,008       6,308
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,424       2,685
         Receivables for servicing related advances and settlements . . . . . .        3,855       8,811
         Other accounts receivable  . . . . . . . . . . . . . . . . . . . . . .        2,470       3,324
         Mortgage notes receivable  . . . . . . . . . . . . . . . . . . . . . .        2,027       9,284
         Property inspection fees receivable  . . . . . . . . . . . . . . . . .        1,359       1,587
         Servicing sales receivable . . . . . . . . . . . . . . . . . . . . . .          595       4,150
         Amounts due from officers  . . . . . . . . . . . . . . . . . . . . . .          172         643
                                                                                    --------    --------
                                                                                    $ 77,248    $ 84,155
                                                                                    ========    ========

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

FIXED ASSETS

     During fiscal 1995 the Company recorded provisions totaling $34.6 million for the writedown of the carrying value of certain of its office buildings and fixed assets. Included in the $34.6 million provisions, $3.0 million was related to writedown of an office building which was vacated and being disposed of in connection with the Company's 1995 restructuring plan, and therefore, was included in provisions for restructuring.

     Fixed assets consisted of the following (in thousands):

                                                                                         June 30
                                                                                   ---------------------
                                                                                     1995        1994
                                                                                   ---------   ---------
         Land and buildings held for sale . . . . . . . . . . . . . . . . . . .    $  22,474   $      --
         Land and buildings in use  . . . . . . . . . . . . . . . . . . . . . .       21,195      70,065
         Furniture, equipment and leasehold improvements  . . . . . . . . . . .       25,087      31,208
         Capitalized computer software  . . . . . . . . . . . . . . . . . . . .        1,838       2,703
                                                                                   ---------   ---------
                                                                                      70,594     103,976
         Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .      (18,015)    (14,822)
                                                                                   ---------   ---------
                                                                                   $  52,579   $  89,154
                                                                                   =========   =========

     See "Subsequent and Other Significant Events".

PROVISIONS FOR LOSSES

     During the year ended June 30, 1995, the Company established special reserves totaling $57.7 million and $49.1 million for its continuing and discontinuing operations, respectively, as follows (in millions):

                                                                                     Non-
                                                                         Cash        Cash
                                                                        Charges     Charges      Total
                                                                       --------     -------      -----
         Provision for mortgage servicing related
           receivables and other assets . . . . . . . . . . . . . .     $ 7.1        $ 6.0        $13.1
         Reduction in the carrying value of Company-owned
           land and buildings . . . . . . . . . . . . . . . . . . .        --         27.1         27.1
         Reduction in the carrying values of certain
           fixed assets (furniture and equipment) . . . . . . . . .        --          4.5          4.5
         Mortgage banking commitments and other
           contingencies  . . . . . . . . . . . . . . . . . . . . .       6.6           --          6.6
         Pro rata swap loss recognition . . . . . . . . . . . . . .        --          7.4          7.4
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . .        --         (1.0)        (1.0)
                                                                        -----       ------       ------
             Total special provisions . . . . . . . . . . . . . . .      13.7         44.0         57.7
         Regular provision for foreclosures . . . . . . . . . . . .        --          8.9          8.9
                                                                        -----       ------       ------
             Total continuing operations  . . . . . . . . . . . . .      13.7         52.9         66.6
                                                                        -----       ------       ------

         Provision for loss from discontinued operations  . . . . .        --          9.2          9.2
         Provision for loss on disposal . . . . . . . . . . . . . .        --         15.5         15.5
         Provision for writedown of earn-out revenues
           from sale of LIS . . . . . . . . . . . . . . . . . . . .        --         24.4         24.4
                                                                        -----       ------       ------
             Total discontinued operations  . . . . . . . . . . . .        --         49.1         49.1
                                                                        -----       ------       ------
                                                                        $13.7       $102.0       $115.7
                                                                        =====       ======       ======

ALLOWANCE FOR LOSSES

     Activity in the allowance account was as follows (in thousands):

                                                                                 Year Ended June 30
                                                                        --------------------------------
                                                                           1995       1994        1993
                                                                        ---------   --------    --------
         Beginning balance  . . . . . . . . . . . . . . . . . . . . .   $  12,262   $ 10,831    $ 16,101
         Provisions for losses  . . . . . . . . . . . . . . . . . . .      66,613     11,397       5,327
         Charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .     (54,641)   (12,857)    (12,059)
         Recoveries . . . . . . . . . . . . . . . . . . . . . . . . .       8,695         --       2,058
         Other changes--net . . . . . . . . . . . . . . . . . . . . .        (448)     2,891        (596)
                                                                        ---------   --------    --------
         Ending balance . . . . . . . . . . . . . . . . . . . . . . .   $  32,481   $ 12,262    $ 10,831
                                                                        =========   ========    ========


     The allowance for losses was allocated as follows (in thousands):

                                                                                           June 30
                                                                                    --------------------
                                                                                      1995        1994
                                                                                    --------    --------
         Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . .     $  2,993    $  3,529
         Foreclosure claims . . . . . . . . . . . . . . . . . . . . . . . . . .        8,447       3,971
         Servicing related receivables and other assets . . . . . . . . . . . .        8,651       1,114
         Mortgage banking commitments and other contingencies . . . . . . . . .        6,788          --
         Fixed assets (buildings, furniture and equipment)  . . . . . . . . . .        2,602       1,000
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,000       2,648
                                                                                    --------    --------
                                                                                    $ 32,481    $ 12,262
                                                                                    ========    ========

PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS

     During the year ended June 30, 1995 and 1994, the Company established provisions of $5.4 million and $80.0 million, respectively, related to impairment in the carrying value of PMSRs. This provision resulted from the unprecedented prepayments that the Company has experienced and the related revision of estimated future prepayment speeds.

     PMSRs consisted of the following (in thousands):

                                                                                         June 30
                                                                                  ----------------------
                                                                                    1995         1994
                                                                                  ---------    ---------
         Cost of PMSRs  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 553,614     $535,307
         Capitalized excess servicing fees  . . . . . . . . . . . . . . . . .         3,043        3,003
                                                                                  ---------    ---------
                                                                                    556,657      538,310
         Less:  Accumulated amortization  . . . . . . . . . . . . . . . . . .      (209,699)    (156,301)
                                                                                  ---------    ---------
                                                                                  $ 346,958     $382,009
                                                                                  =========    =========

     Changes in PMSRs were as follows (in thousands):

                                                                               Year Ended June 30
                                                                       ---------------------------------
                                                                          1995       1994        1993
                                                                       ----------  ---------   ---------
         Beginning balance  . . . . . . . . . . . . . . . . . . . .    $  382,009   $436,487    $418,617
         Additions  . . . . . . . . . . . . . . . . . . . . . . . .        60,405    110,665      88,384
         Sales and writeoffs  . . . . . . . . . . . . . . . . . . .       (36,554)   (16,896)     (7,350)
         Amortization . . . . . . . . . . . . . . . . . . . . . . .       (53,502)   (68,247)    (63,164)
         Impairment writeoff  . . . . . . . . . . . . . . . . . . .        (5,400)   (80,000)         --
                                                                       ----------- ---------   ---------
         Ending balance . . . . . . . . . . . . . . . . . . . . . .    $  346,958  $ 382,009   $ 436,487
                                                                       ==========  =========   =========

     At June 30, 1995, 1994 and 1993 the Company serviced 540,325, 565,531 and
605,655 loans, respectively. The aggregate unpaid principal balance of the Company's servicing portfolio was $33.1 billion, $34.0 billion and $32.7 billion at June 30, 1995, 1994 and 1993, respectively.

     Subsequent to June 30, 1995, the Company entered into agreements to sell substantially all of its servicing portfolio. For further discussion, see "Subsequent and Other Significant Events."

PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consisted of the following (in thousands):

                                                                                          June 30
                                                                                    --------------------
                                                                                      1995        1994
                                                                                    --------    --------
         Prepaid pension expense  . . . . . . . . . . . . . . . . . . . . . . .     $ 14,203    $ 16,797
         Unamortized debt issuance cost . . . . . . . . . . . . . . . . . . . .        6,988       8,656
         Other prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,190       1,857
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,164       2,823
                                                                                    --------    --------
                                                                                    $ 23,545    $ 30,133
                                                                                    ========    ========

     At June 30, 1995 and 1994, the Company's net assets of discontinued operations included prepaid pension expense of $0.6 million and $1.8 million, respectively.

DEBT

     Outstanding balances and average interest rates were as follows (dollars in thousands):

                                                          Average Annual                   Average Annual
                                                        Interest Rate for                 Interest Rate for
                                                           Year Ended                        Year Ended
                                                          June 30, 1995                     June 30, 1994
                                         June 30, 1995        (%)          June 30, 1994         (%)
                                         -------------  ----------------   -------------  -----------------
         Notes Payable:
           Warehouse lines of credit  . .    $164,694          4.0           $239,639            3.5
           Investment lines of credit*  .     251,025          1.1             72,105            1.0
           Repurchase agreements  . . . .     123,379          6.4                 --            4.3
           Reverse repurchase agreement .      44,145          6.6              5,931            3.3
           Senior secured working capital
             credit agreement . . . . . .          --          8.3             22,000            7.3
           Other  . . . . . . . . . . . .       7,846          2.1              1,372            2.0
                                             --------        -----           --------          -----
                                             $591,089          4.3           $341,047            3.2
                                             ========        =====           ========          =====

         Term Notes Payable:
           Notes payable due 1997 . . . .    $150,000          9.8           $150,000            9.8
           Notes payable due 2002 . . . .     190,000         10.3            190,000           10.3
           Mortgage note payable due
             1996** . . . . . . . . . . .      38,770         10.0             40,026           10.0
           Other term notes payable . . .          --           --              3,285            2.5
                                             --------        -----           --------          -----
                                             $378,770         10.0           $383,311           10.3
                                             ========        =====           ========          =====
         Senior convertible notes
           due 2003 . . . . . . . . . . .    $139,918          9.0           $139,918            9.0
                                             ========        =====           ========          =====

         ______________
         * Subsequent to June 30, 1995, these lines were canceled as the underlying investments matured.
         ** The mortgage note is payable in monthly installments and matures March 1, 1996. It is secured by the Company's headquarter buildings.

     Warehouse lines of credit are used to support warehouse fundings and are principally fee-based arrangements that are calculated as a percentage of the total commitments and/or a percentage of the outstanding balance. Substantially all first mortgage loans held for sale are pledged as collateral. Total warehouse lines of credit available at June 30, 1995 were $345 million, of which $120 million was with a group of participating banks. The Company also has entered into investment lines of credit arrangements with several financial institutions. Borrowings under these lines of credit are invested in and are secured by commercial paper and bank certificates of deposit. Escrow, agency and fiduciary funds maintained in trust accounts normally serve as compensating balances under the warehouse and investment lines of credit arrangements, and the Company incurs a reduced interest rate on borrowings as a result of these compensating balances.

     The Company also had certain off balance sheet transaction arrangements with several banks which hold the Company's deposits (escrow, fiduciary and custodial funds). Under these arrangements, the deposits serve as compensating balances and the Company receives income from the investable balances and benefits from reduced interest rates.

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

     During the fourth quarter of fiscal 1995, a repurchase agreement was established with FNMA. Borrowings under this credit agreement are secured by FNMA mortgage-backed securities. The terms and conditions are negotiated on a transaction-by-transaction basis. No specified credit limit is stated in the agreement. The outstanding balance at June 30, 1995 was $123.4 million. In connection with the sale to First Nationwide, First Nationwide repaid this repurchase agreement.

     Other notes payable represented the Company's borrowings under the servicing principal and interest payments agreement (the "P&I Line"). Under the P&I Line the Company could borrow up to $30 million from participating banks for the payment of principal and interest to mortgage-backed security holders. The P&I Line was secured by certain mortgage pools.

     Under the terms of the P&I Line and warehouse agreement that contained the most restrictive covenants, Lomas Mortgage was restricted from making dividend payments to LFC if, after giving effect thereto, the aggregate amount of such payments should exceed the sum of (i) $3.8 million (less any intercompany advances); plus (ii) 50 percent of Lomas Mortgage's accumulated consolidated income before taxes since October 1, 1992; or reduced by 100 percent of consolidated loss before income taxes; plus (iii) (a) before November 30, 1993, the fair value of the aggregate net proceeds received by Lomas Mortgage from the issuance or sale after October 1, 1992 of its capital stock (b) after November 30, 1993, the aggregate net cash proceeds received from the issuance or sale of capital stock and warrants, options and rights to purchase its capital stock. The minimum net worth requirement, as defined, under these covenants at June 30, 1995 was $140 million; or $85 million if the company elected to adopt both SFAS No. 121 and No. 122. Lomas Mortgage's net worth as defined at that date was $119.9 million after recording a $30.3 million loss on certain buildings and other assets, which restricted Lomas Mortgage from declaring dividends or making additional advances to LFC. The covenants also required that Lomas Mortgage's consolidated debt to equity ratio as defined not to exceed 270 percent; or 420 percent if adopting both SFAS No. 121 and No.
122.  At June 30, 1995 such ratio was 316 percent.

     Because the Company failed to meet certain ratios contained in its bank credit lines at June 30, 1995, the Company repaid the P&I Line in July 1995. At June 30, 1995, the balance of this line was $7.8 million. The Company also repaid certain of its bank warehouse credit lines on October 2, 1995.

     At June 30, 1995 the Company was in default on certain covenants contained in a warehouse and reverse repurchase credit agreements with a financial institution. At June 30, 1995 the balance of the warehouse line was $73.3 million and the balance of the reverse repurchase agreement was $44.1 million. In September 1995, the Company sold to a bank the first mortgage loans underlying the reverse repurchase agreement and paid off the outstanding balance of this credit line. In September 1995, the remaining first mortgage loans collateralizing the warehouse line of credit were also sold and related warehouse debt was assumed by the purchaser. For further discussion, see "Subsequent and Other Significant Events."

     On October 1, 1992 the Company, through Lomas Mortgage, issued $340 million principal amount of unsecured notes. The notes were issued in two tranches: $150 million of 9.75% notes due 1997 and $190 million of 10.25% notes due 2002. The blended interest cost on these notes is 10.03%. The net proceeds of this offering were used to retire $330 million of increasing rate term notes due 1999 which Lomas Mortgage issued pursuant to LFC's plan of reorganization. See "Subsequent and Other Significant Events" for discussion of the non-payment of the scheduled interest payments due on October 2, 1995.

     The senior convertible notes due 2003 bear interest at 9% and are convertible into approximately 8,000,000 shares of LFC's common stock at a conversion price of $17.50 per share. The notes may be redeemed in whole or in part at the option of the Company on or after October 31, 1993 at prices ranging from 107.2% decreasing to 100% on or after October 31, 2001. Beginning in 1997 the Company is required to provide sinking fund payments of $10 million principal each year until 2002. Dividends are restricted to 50% of LFC's accumulated consolidated net income, as defined in the indenture, since January 1, 1992. As of June 30, 1995, the Company's failure to meet certain ratio requirements contained in the covenants, while not an event of default, limits the Company's ability to issue additional term debt.

     At June 30, 1995 Notes Payable and Repurchase Agreements are due within one year and maturities of the term notes payable and the senior convertible notes payable were as follows in the following fiscal years (in thousands):

         1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  38,770
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      150,000
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      329,918
                                                                                               ---------
                                                                                               $ 518,688
                                                                                               =========

FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

     Fresh start reporting requires the Company to report federal income tax expense when in a taxable position before utilization of 1991 pre-reorganization net operating loss carryforwards and recognition of the benefit of pre- reorganization deductible temporary differences. Benefits realized in the consolidated tax return from utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at confirmation of LFC's plan of reorganization but for which a net deferred tax asset was not recorded are reported as direct additions to paid-in capital under fresh start reporting.

     The federal income tax equivalent provision (benefit) is reflected in the statement of consolidated operations as follows (in thousands):

                                                                               Year Ended June 30
                                                                        --------------------------------
                                                                           1995       1994        1993
                                                                        ---------   --------    --------
         Tax (benefit) applicable to:
         Continuing operations  . . . . . . . . . . . . . . . . . . .   $      --   $     --    $  3,812
         Discontinued operations  . . . . . . . . . . . . . . . . . .          --         --      (1,441)
                                                                        ---------   --------    --------
                                                                        $      --   $     --    $  2,371
                                                                        =========   ========    ========
         Utilization of tax benefits of pre-reorganization deductible temporary differences and net operating loss carryforwards as a direct addition to paid-in capital pursuant to fresh
           start reporting  . . . . . . . . . . . . . . . . . . . . .   $      --   $     --    $  2,371
                                                                        =========   ========    ========

     The difference between actual tax expense (benefit) on continuing operations and the amount computed by applying the statutory rate to income
(loss) from continuing operations consisted of the following components (in thousands):

                                                                                Year Ended June 30
                                                                        --------------------------------
                                                                           1995       1994        1993
                                                                        ---------   --------    --------
         Tax expense (benefit) at statutory rate  . . . . . . . . . .   $ (36,621)  $(37,976)   $ 11,679
         Book/tax difference in amortization of purchased future
           mortgage servicing income and goodwill . . . . . . . . . .        (424)    (2,752)     (2,673)
         Change in beginning-of-the-year balance of valuation
           allowance for deferred tax assets allocated to income
           taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .      52,871     70,023          --
         Discontinued operations  . . . . . . . . . . . . . . . . . .     (15,826)   (29,295)     (4,601)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         --        (593)
                                                                        ---------   --------    --------
             Actual tax expense . . . . . . . . . . . . . . . . . . .   $      --   $     --    $  3,812
                                                                        =========   ========    ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below.

                                                                                          June 30
                                                                                   ---------------------
                                                                                     1995        1994
                                                                                   ---------   ---------
         Deferred tax assets:
           Post-reorganization net operating loss carryover . . . . . . . . . .    $ 105,925   $  64,355
           Pre-reorganization net operating loss carryover  . . . . . . . . . .      110,950     110,950
           Loss reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,562      39,926
           Deferred income on terminated swap agreements  . . . . . . . . . . .        1,578       3,253
           Purchased servicing writedown  . . . . . . . . . . . . . . . . . . .       23,359      28,446
           Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .        3,029       3,594
           Partnership income . . . . . . . . . . . . . . . . . . . . . . . . .        1,061         114
           Uniform capitalization expense . . . . . . . . . . . . . . . . . . .        3,141       2,331
           Miscellaneous assets . . . . . . . . . . . . . . . . . . . . . . . .          135          39
                                                                                   ---------   ---------
             Total gross deferred tax assets  . . . . . . . . . . . . . . . . .      282,740     253,008
           Less valuation allowance . . . . . . . . . . . . . . . . . . . . . .     (252,888)   (200,017)
                                                                                   ---------   ---------
               Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .       29,852      52,991
                                                                                   ---------   ---------

         Deferred tax liabilities:
           Software development costs . . . . . . . . . . . . . . . . . . . . .           --      20,918
           Pension overfunding  . . . . . . . . . . . . . . . . . . . . . . . .        4,806       4,913
           Accelerated depreciation . . . . . . . . . . . . . . . . . . . . . .       17,878      17,995
           Partnership loss . . . . . . . . . . . . . . . . . . . . . . . . . .          670         686
           Excess mortgage servicing fees . . . . . . . . . . . . . . . . . . .        1,926       3,660
           Lease payments . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         794
           Miscellaneous liabilities  . . . . . . . . . . . . . . . . . . . . .        4,572       4,025
                                                                                   ---------   ---------
             Total gross deferred tax liabilities . . . . . . . . . . . . . . .       29,852      52,991
                                                                                   ---------   ---------
                Net deferred tax liability  . . . . . . . . . . . . . . . . . .    $      --   $      --
                                                                                   =========   =========

     The Company and its subsidiaries have a total deferred tax liability of $30 million as of June 30, 1995. Gross deferred tax assets totaled $283 million as of June 30, 1995 subject to a valuation allowance of approximately $253 million. Of this valuation allowance, approximately $101.7 million relates to pre-reorganization tax attributes. Future utilization of these tax attributes on a consolidated basis will result in adjustments to paid-in capital. The net change in the valuation allowance for the fiscal year ended June 30, 1995 was an increase of $53 million.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Tax benefits subsequently recognized related to the valuation allowance for deferred tax assets as of June 30, 1995, will be allocated to paid-in-capital, for pre-reorganization tax attributes, and to income tax benefits that would be reported in the statement of consolidated operations, for post- reorganization tax attributes.

     The Company had a consolidated tax net operating loss carryforward at June 30, 1995 totaling approximately $620 million. Of this total, $317 million arose prior to the 1991 reorganization and will be subject to the limitations of Internal Revenue Code Section 382. These carryovers expire in the years 2003 through 2009.

STOCKHOLDERS' EQUITY (DEFICIT)

     At June 30, 1995 LFC had 100,000,000 shares of $1 par value common stock (the "Common Stock") authorized and 20,146,000 shares issued and outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     LFC issued warrants to its pre-reorganization equity holders to purchase an aggregate of 7,000,000 shares of Common Stock at a price equal to $29.75 per share. The warrants expire October 31, 2001.

     At June 30, 1995 there were 17,300,000 shares reserved for future issuance for the conversion of senior convertible notes, the warrants and stock plans (see "Stock Plans" below).

STOCK PLANS

     The Company has three stock incentive plans, namely the Directors Plan, the 1991 Program and the 1993 Program.

     Directors Plan. Directors of the Company who are not employees participate in the Directors Plan. On November 2, 1993 each participating director was granted 500 units under the Directors Plan and an additional 500 units were granted to each participating director at the 1994 Annual Stockholders Meeting. Each unit represents the right of the holder thereof to be paid one share of Common Stock at the earlier of (i) the date such holder terminates service as a director of the Company and (ii) the tenth anniversary of the date of the award. The number of shares of Common Stock that may be granted under the Directors Plan is 100,000, and at June 30, 1995 there were 18,000 units outstanding.

     1993 Program. The 1993 Program provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, either in tandem with stock options or freestanding; (3) restricted stock awards; (4) performance shares; (5) performance units; (6) dividend equivalents; and (7) other stock-based awards to key personnel and executives based on each such individual's present and potential contribution to the success of the Company. The 1993 Program authorizes the issuance of Common Stock (or with respect to which awards may be granted) up to a maximum of 1,800,000 shares; provided, no more than 300,000 shares may be granted in any one fiscal year.

     Information on stock options is summarized below (in thousands, except price per share):

                                                                  Number of       Price       Aggregate
                                                                   Shares       Per Share    Option Price
                                                                 ----------     ---------    ------------
         Outstanding at July 1, 1993  . . . . . . . . . . . .         326        $8.25         $  2,689
         Granted  . . . . . . . . . . . . . . . . . . . . . .         301        $8.25            2,485
         Canceled . . . . . . . . . . . . . . . . . . . . . .         (76)       $8.25             (629)
                                                                 --------                      --------
         Outstanding at June 30, 1994 . . . . . . . . . . . .         551        $8.25            4,545
         Canceled . . . . . . . . . . . . . . . . . . . . . .        (208)       $8.25           (1,716)
                                                                 --------                      --------
         Outstanding at June 30, 1995 . . . . . . . . . . . .         343        $8.25         $  2,829
                                                                 ========                      ========

     The options expire at various dates beginning February 13, 2002 and ending January 25, 2004. At June 30, 1995 and 1994 options for 280,000 and 276,000 shares, respectively, were exercisable.

MORTGAGE SERVICING PORTFOLIO RISKS

     The Company's combined primary servicing and subservicing portfolios include mortgage loans secured by properties located in all 50 states and the District of Columbia with the heaviest loan concentrations (in terms of unpaid principal amount) in the states of California, Texas, Florida, New Jersey, Arizona, Massachusetts, Illinois and Washington. The Company's servicing portfolio is comprised of the following:

                                                           June 30, 1995              June 30, 1994
                                                       -----------------------   -----------------------
                                                                   Principal                  Principal
                                                        Number      Balance       Number       Balance
                                                         of       Outstanding       of      Outstanding
                                                        Loans    (in millions)    Loans    (in millions)
                                                       --------  -------------  ---------  -------------
         FHA--insured mortgage loans  . . . . . . .     170,525    $  6,052       175,746     $  5,283
         VA--guaranteed mortgage loans  . . . . . .     105,235       3,489       110,389        3,115
         Conventional mortgage loans  . . . . . . .     194,963      17,019       209,389       20,057
                                                       --------    --------      --------     --------
                                                        470,723      26,560       495,524       28,455
         Subservicing . . . . . . . . . . . . . . .      69,602       6,527        70,007        5,535
                                                       --------    --------      --------     --------
                                                        540,325    $ 33,087       565,531     $ 33,990
                                                       ========    ========      ========     ========

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

     In some cases, the Company is required to make guaranteed principal and interest payments on certain mortgage- backed securities regardless of actual collection from the underlying mortgage loans. In certain instances, the Company will buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the secured properties. A portion of these advances on GNMA loans are not recoverable. As of June 30, 1995 and 1994, a reserve for GNMA loans on unrecoverable advances and VA no-bids of approximately $2.3 million and $3.1 million, respectively, had been established.

     GNMA losses, including advances and VA no-bids, for the years ended June 30, 1995, 1994 and 1993, were $7.1 million, $8.0 million and $9.3 million, respectively.

     At June 30, 1995 the Company was servicing approximately $355 million in recourse loans. The Company is obligated to purchase individual mortgages from investors if such mortgages are foreclosed. Approximately $7.6 million of these loans were greater than 90 days delinquent as of June 30, 1995.

     The Company carried blanket bond and errors and omissions coverage of $35 million each at June 30, 1995.

     Subsequent to June 30, 1995, the Company entered into agreements to sell substantially all of its servicing portfolio. For further discussion, see "Subsequent and Other Significant Events."

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     Reverse Interest Rate Swaps. The Company, through Lomas Mortgage, has entered into reverse interest rate swap agreements since July 1992. Under the terms of these swap agreements, the Company receives an annual fixed rate of interest and pays a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. At June 30, 1995 interest rate swaps in the aggregate notional amount of $640 million were outstanding, all of which were designated as hedges. These swaps will mature in October 1998. The Company receives an average fixed interest rate of 4.75 percent on these swaps. The floating interest rate, which the Company pays, at June 30, 1995 was 6.16 percent. The Company has not entered into any additional interest rate swap agreements since November 1993. During fiscal 1995, the Company incurred net interest expense of $2.5 million from the swaps. For fiscal 1994 and 1993, the swaps resulted in net interest savings of $13.9 million and $17.7 million, respectively, which included gains of $2.3 million and $7.2 million, respectively, recognized on termination of swaps that were accounted for as speculative. Since its inception in July 1992 and through June 30, 1995, the swap program has generated net cash of $30.9 million.

     The terms of the swaps provide that the counterparty, under certain circumstances, can demand collateral from Lomas Mortgage to protect against mark-to-market exposure attributable to the agreements. At June 30, 1995, Lomas Mortgage had pledged servicing rights related to approximately $6.7 billion of mortgage loans as collateral which had a carrying value of approximately $133 million.

     At the beginning of the second quarter of fiscal 1995, the amount of fixed rate debt dropped below the notional amount of the swaps ($800 million), the Company recorded a pro rata loss of approximately $7.4 million which is included in the provision for losses. The fixed rate debt increased over the notional amount of the swaps during the same quarter and the entire $800 million amount of swaps has been accounted for as a hedge since December 31, 1994. The deferred amount resulting from the pro rata loss is being amortized over the remaining life of the swaps.

     The swap agreements also contain certain default and termination provisions whereby the counterparty can terminate the agreements prior to their maturity, including a provision which permits the counterparty to terminate if, in its reasonable business judgment, there has been a material adverse change since April 1, 1994 in the business, assets, operations or financial condition. During the fourth quarter of fiscal 1995, the Company terminated $160 million notional amount of its swaps and reduced the notional amount of outstanding swaps at June 30, 1995 to $640 million. In connection with the termination, the Company paid to the counterparty $5.0 million in cash and incurred a loss of approximately $2.2 million which is being amortized over the remaining term of the swaps.

     Based on the interest rates and credit worthiness of the counterparty at June 30, 1995, if the swap agreements had been terminated as of that date, Lomas Mortgage would have incurred a liability (net of $9.2 million deferred credits) of approximately $16.3 million.

     Subsequent to June 30, 1995, the remaining swaps were terminated. See "Subsequent and Other Significant Events."

     Loans Sold With Recourse. The Company has sold, with recourse, single-family mortgage loans with unpaid principal balances aggregating $343 million at June 30, 1995. The Company is obligated to repurchase individual mortgages if such mortgages reach specified stages of delinquency. At June 30, 1995 restricted cash balances of $700,000 and treasury notes totaling $3.8 million, included in investments in the accompanying consolidated balance sheet, were pledged to secure the Company's contingent repurchase obligations.

     Commitments to Purchase and to Sell Loans. At June 30, 1995 the Company's commitments to purchase and originate loans totaled $912.5 million of which approximately 92%, or $837.5 million, had been committed for sale to financially responsible third parties at the Company's cost. The remaining 8%, or $75.0 million, of the Company's commitments to purchase and originate loans and $345 million of loans held for sale that were hedged by forward contracts to sell mortgage-backed securities of approximately $344.3 million, which represented the Company's best estimate of its market risk on such loans.

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

     Paid-in-Full Interest. In connection with servicing certain mortgage-backed securities under most of the Company's servicing agreements, the Company is required to pay to investors a full month's interest on each loan although the loan may be paid off other than on a month-end basis. Therefore, the Company is obligated to pay the investor interest at the agreed rate from the date of loan payoff through the end of the calendar month without reimbursement. At June 30, 1995 the unpaid principal balance of the Company's mortgage servicing portfolio that is subject to paid-in-full interest totaled $19.3 billion.

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

     Cash and Cash Equivalents. The carrying amounts reported in the consolidated balance sheet approximate the fair values as maturities are less than three months.

     First Mortgage Loans Held For Sale. The carrying amounts approximate fair values for first mortgage loans that are committed for sale to third parties at the Company's cost. Fair value of first mortgage loans that are not committed for sale at the reporting date is estimated using the current value of similar types of loans.

     Investments. Commercial paper and bank certificates of deposit generally mature within 31 days; therefore, the carrying amounts reported in the consolidated balance sheet are the approximate fair value. Restricted cash balances approximate the fair value. Fair value on fixed-maturity debt securities are based on quoted market prices.

     Discontinued Operations. The carrying amounts for cash represent the fair value. Notes receivables' fair value is estimated by discounting cash flows at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Debt securities' fair value is estimated using the quoted market price.

     Notes Payable and Repurchase Agreements. The carrying amounts approximate fair values due to the short term maturity of these instruments.

     Term Notes and Senior Convertible Notes Payable. Fair value is based on the quoted market prices.

     Reverse Interest Rate Swaps. Fair values are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements at the reporting date.

     Commitments to Purchase and to Sell Loans. The fair value of commitments to purchase loans is based upon the difference between the current value of similar loans and the price at which the Company has committed to purchase the loans. The fair value of commitments to sell loans is the estimated amount that the Company would receive or pay to terminate the commitments at the reporting date based on market prices for similar financial instruments.

     The estimated fair values of the Company's on-balance sheet and off-balance sheet financial instruments were as follows (in thousands):

                                                             June 30, 1995            June 30, 1994
                                                       ------------------------  -----------------------
                                                        Carrying                  Carrying
                                                         Amount     Fair Value     Amount      Fair Value
                                                       ----------   ----------   ---------     ----------
     Financial Assets:
         Cash and cash equivalents  . . . . . . . .    $   19,966   $   19,966   $   7,206     $   7,206
         First mortgage loans held for sale . . . .    $  345,039   $  344,326   $ 257,534     $ 258,067
         Investments  . . . . . . . . . . . . . . .    $  275,767   $  277,310   $ 109,418     $ 107,614
         Net assets of discontinued operations:
           Cash . . . . . . . . . . . . . . . . . .    $    1,544   $    1,544   $   2,972     $   2,972
           Restricted cash investments  . . . . . .    $       --   $       --   $  38,399     $  38,399
           Notes receivable . . . . . . . . . . . .    $   11,281   $   11,321   $  39,048     $  38,400
           Debt securities  . . . . . . . . . . . .            --           --   $  61,987     $  52,689

     Financial Liabilities:
         Notes payable and repurchase agreements  .    $  591,089   $  591,089   $ 341,047     $ 341,047
         Term notes and senior convertible
           notes payable  . . . . . . . . . . . . .    $  518,688   $  301,858   $ 523,229     $ 483,921

     Off-balance sheet items:
         Reverse interest rate swaps (liability)  .            --   $  (25,485)         --     $ (65,505)
         Commitments to purchase loans (liability)             --   $      859          --     $     (46)
         Commitments to sell loans (liability)  . .            --   $     (516)         --     $       6

LEGAL PROCEEDINGS

     On October 10, 1995, LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. For more information, see "Chapter 11 Proceedings."

     The Company is involved in a number of lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these disputes will not have a material adverse effect on the financial position of the Company.

LEASES

     The Company's continuing operations incurred rental expense and had future minimum rental commitments at June 30, 1995 for noncancelable leases as follows (in thousands):

                                                                          Office
                                                                          Space     Equipment     Total
                                                                         -------    ---------    -------
         Expense for the years ended June 30:
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,038    $ 1,512     $ 2,550
           1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,977    $ 1,054     $ 4,031
           1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,316    $   811     $ 4,127

         Commitments for the years ending June 30:
           1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    519    $ 1,949     $ 2,468
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .         275      1,663       1,938
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .         219      1,257       1,476
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .          60         60         120
           2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         --          --
                                                                         --------    -------     -------
         Total minimum lease payments . . . . . . . . . . . . . . . .    $  1,073    $ 4,929     $ 6,002
                                                                         ========    =======     =======

PENSION PLANS

     Defined Benefit Plan. The Company's pension plan is sponsored by Lomas Mortgage. The plan is a noncontributory plan which covers substantially all employees of the Company. Benefits are based on the employee's years of service and compensation. Pension plan assets consist principally of listed stocks and bonds and United States government securities. The Company makes contributions to the plan which equal or exceed the minimum amounts required by the Employee Retirement Income Security Act of 1974.

     Credits to expense related to the defined benefit plan included the following components (in thousands):

                                                                                Year Ended June 30
                                                                         -------------------------------
                                                                            1995       1994       1993
                                                                         ---------  ----------  --------
         Actual return on plan assets . . . . . . . . . . . . . . . .    $    867   $  4,009    $  3,927
         Net amortization and deferrals . . . . . . . . . . . . . . .       2,900        132         195
         Service costs--benefits earned . . . . . . . . . . . . . . .      (1,538)    (1,768)     (1,557)
         Interest on projected benefit obligations  . . . . . . . . .      (1,880)    (2,259)     (2,206)
         Curtailment  . . . . . . . . . . . . . . . . . . . . . . . .          --     (1,260)         --
                                                                         --------   --------    --------
         Net credit (expense) recognized  . . . . . . . . . . . . . .    $    349   $ (1,146)   $    359
                                                                         ========   ========    ========

     The funded status of the Company's defined benefit plan after giving effect to accruals and contributions was as follows (in thousands):

                                                                                           June 30
                                                                                    --------------------
                                                                                      1995        1994
                                                                                    --------    --------
         Plan assets at market value  . . . . . . . . . . . . . . . . . . . . .     $ 29,422    $ 45,385
         Actuarial present value of projected benefit obligations . . . . . . .      (16,344)    (29,872)
                                                                                    --------    --------
           Excess plan assets . . . . . . . . . . . . . . . . . . . . . . . . .       13,078      15,513
         Unrecognized excess plan assets being amortized over 15 years  . . . .       (3,026)     (6,077)
         Unrecognized actuarial loss  . . . . . . . . . . . . . . . . . . . . .        5,467      11,574
         Unrecognized prior service cost  . . . . . . . . . . . . . . . . . . .         (716)     (1,169)
         Loss on curtailment  . . . . . . . . . . . . . . . . . . . . . . . . .           --      (1,260)
                                                                                    --------    --------
         Prepaid pension expense recorded in the financial statements . . . . .     $ 14,803    $ 18,581
                                                                                    ========    ========
         Actuarial present value of accumulated benefit obligations . . . . . .     $ 14,294    $ 25,452
         Actuarial present value of vested benefit obligations  . . . . . . . .     $ 13,120    $ 23,316

     As a result of reduction in work force and restructuring activities, curtailment losses of $3.2 million for fiscal 1995 is included in the above amounts.

     Assumptions used in the accounting were:

                                                                                       June 30
                                                                                 -----------------------
                                                                                  1995     1994    1993
                                                                                 ------  -------  ------
         Discount/settlement rates  . . . . . . . . . . . . . . . . . . . . .      8.0%     7.5%    8.0%
         Rates of increase in compensation levels . . . . . . . . . . . . . .      7.9%     8.1%    8.1%
         Expected long term rate of return on assets  . . . . . . . . . . . .      9.0%     9.0%    9.0%

     Defined Contribution Plan. The Company has also established a 401(k) savings plan effective April 1, 1993. Substantially all employees of the Company are eligible to participate in the plan. Eligible employees are entitled to contribute up to 12% of salary, and the Company matches up to 35% of an employee's contributions up to 6% of salary. The total amount of contributions made by the Company during fiscal 1995, 1994 and 1993 was $254,000, $445,000 and $108,000, respectively.

MANAGEMENT SECURITY PLAN

     The Company has a Management Security Plan ("MSP") for certain of its employees. Key employees of the Company who participate in MSP will be paid in the event of retirement or death a portion of the employee's salary which such employee chooses as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. Funds contributed to the plan are held in a trust. The assets of the trust were included in Investments and totaled $6.9 million at June 30, 1995. The trust's assets are invested at the discretion of the outside trustee. At June 30, 1995 the assets consisted primarily of listed common stocks and fixed-income investments. Income and expenses of the trust are included in the Company's statement of consolidated operations. The trust is irrevocable and subject only to the claims of creditors in the event of the insolvency of the Company. At June 30, 1995, the MSP plan was overfunded by approximately $770,000.

DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short term lending operations and information systems operations.

     In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to an insurance company ("Purchaser"). As consideration for this sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (which can be adjusted based on the future financial performance of the Purchaser); and a contingent interest equal to 35 percent of the Purchaser's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. However, in March 1995, the parent of the Purchaser announced its intention to sell its mortgage banking business which includes the Purchaser. According to the agreement between the Company and the Purchaser and under the scenario that the Purchaser's parent is selling the information systems business either with or separately from its mortgage banking business, the Company may have the right to accelerate the $8.0 million promissory note. In June 1995 the Purchaser decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a provision of $24.4 million in June 1995 to write off the Company's carrying value of such assets. During fiscal 1995 and 1994, the Company recorded total losses of $26.4 million and $33.5 million, respectively, in connection with the disposal. At June 30, 1995 net assets of LIS were $6,869,000 including the $8.0 million note, net of accrued legal expense and other taxes of $1,131,000.

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. The Company is discontinuing its short term lending operations by orderly liquidation of its portfolio of construction, acquisition and development loans, and foreclosed real estate. Substantially no new commercial loans and only a limited number of residential single-family construction loans have been originated since June 1989. The Company provided reserves totaling $22.7 million, $17.5 million and $4.5 million, for fiscal 1995, 1994 and 1993, respectively, to cover expected loss on liquidation of properties and future operating losses through the disposition of all properties. At June 30, 1995, the Company had reserves in the amount of $2.9 million to cover future operating losses and $15.2 million to cover losses on liquidation of assets.

     Operating results from discontinued operations for the years ended June 30, 1995, 1994 and 1993, were as follows (in thousands):

                                                                               Year Ended June 30
                                                                      ----------------------------------
                                                                         1995       1994        1993
                                                                      ----------  ---------   ----------
         Revenues . . . . . . . . . . . . . . . . . . . . . . . .     $   19,425  $  49,039   $   51,800
                                                                      ==========  =========   ==========

         Loss from discontinued operations:
           Loss from operations:
             LIS  . . . . . . . . . . . . . . . . . . . . . . . .     $  (36,248) $ (23,164)  $  (14,293)
             STL and LMI  . . . . . . . . . . . . . . . . . . . .        (15,199)   (16,552)     (14,391)
             Other real estate operations . . . . . . . . . . . .           (435)      (636)         260
           Loss on disposal--LIS  . . . . . . . . . . . . . . . .        (24,409)   (25,000)          --
           Provisions for future operating losses--LIS  . . . . .         (2,000)    (8,500)          --
           Loss on disposal--STL  . . . . . . . . . . . . . . . .        (11,385)   (16,900)      (4,500)
           Loss on disposal--other real estate operations . . . .         (4,065)        --           --
           Provisions for future operating losses--STL  . . . . .         (7,200)      (600)          --
                                                                      ----------  ---------   ----------
                                                                        (100,941)   (91,352)     (32,924)
           Loss charged to reserves . . . . . . . . . . . . . . .         51,882     17,188       14,220
           Tax benefit applicable to discontinued STL . . . . . .             --         --        1,441
                                                                      ----------  ---------   ----------
             Loss from discontinued operations  . . . . . . . . .     $  (49,059) $ (74,164)  $  (17,263)
                                                                      ==========  =========   ==========

     Net assets of discontinued short term lending operations were as follows (in thousands):

                                                                                         June 30
                                                                                  ----------------------
                                                                                    1995         1994
                                                                                  ---------    ---------
         Assets:
           Mortgage notes receivable and foreclosed real estate, net of
             allowance for losses of $15,213 and $17,904, respectively  . . .     $  27,747    $ 111,432
           Cash and restricted cash investments . . . . . . . . . . . . . . .         1,322       39,292
           Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           903        2,491
                                                                                  ---------    ---------
                                                                                     29,972      153,215
         Less:
           Secured notes payable  . . . . . . . . . . . . . . . . . . . . . .            --      (61,987)
           Accrued interest payable and other . . . . . . . . . . . . . . . .          (386)      (3,257)
           Other reserves . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,905)      (2,092)
                                                                                  ---------    ---------
                                                                                  $  26,681    $  85,879
                                                                                  =========    =========

     During the first six months of fiscal 1995, STL completed the sale of 12 of its properties for approximately $31.1 million, the proceeds from the sale along with STL's then existing cash enabled payment in full of STL's remaining secured debt of $62.0 million. STL also advanced $39.1 million, during fiscal 1995, to LFC's consolidated operations.

TRANSACTIONS WITH AFFILIATES

     The Company, through Lomas Mortgage, is a partner and manager of Lomas Mortgage Partnership (the "Partnership"). The Company owns one-third of the Partnership and at June 30, 1995 the Company's investment in the Partnership approximated $4.1 million. The Partnership is engaged primarily in acquiring mortgage servicing and servicing single- family mortgages. The Company subservices all mortgages in the Partnership's mortgage servicing portfolio for its usual subservicing fees. During fiscal 1995 the Company acquired from the Partnership approximately $787.3 million in unpaid principal balance of mortgage servicing rights for approximately $13.0 million of cash. This transaction resulted in a gain of $4.9 million for the Partnership. This mortgage servicing portfolio was originally sold to the Partnership by the Company in fiscal 1994 at a loss of $1.3 million. The Company's one-third of the net gain realized from the transactions was deferred and is being amortized over approximately nine years through adjusting the carrying value of the PMSRs related to that portfolio. During fiscal 1994 and 1993 the Company sold to the Partnership approximately $1.2 billion and $361.8 million, respectively, in unpaid principal balance of mortgage servicing income rights with carrying value of $13.7 million and $4.7 million for $12.1 million and $4.7 million of cash, respectively. During the years ended June 30, 1995, 1994 and 1993 the Company received subservicing fees of approximately $4.5 million, $3.9 million and $1.4 million from the Partnership, respectively.

     During fiscal 1993 and 1994 the management contract between Lomas Mortgage and Capstead Mortgage Corporation ("Capstead"), a real estate investment trust, was amended and terminated. Capstead became entirely self-managed on September 30, 1993. Lomas Mortgage continues to service Capstead's, mortgage servicing portfolio existing at the termination of the management agreement which had an unpaid principal balance of $2.6 billion at June 30, 1995. During fiscal 1994 and 1993 the Company recognized total income of $6.0 million and $17.2 million, respectively (excluding reimbursed expenses), from the amended management agreement and the non-compete agreement. The Company entered into the non-compete agreement in fiscal 1993 as a part of the amendment to the management agreement. The Company agreed that for a period of one year after the termination of the agreement not to compete, organize or provide management services to any real estate investment trust. The Company's contractual relationship with Capstead during fiscal 1994 and 1993 resulted in the following (in thousands):

                                                                                     Year Ended June 30
                                                                                    --------------------
                                                                                      1994        1993
                                                                                    --------    --------
         Management fee income  . . . . . . . . . . . . . . . . . . . . . . . .     $  2,952    $  9,854
         Servicing and master servicing fee income  . . . . . . . . . . . . . .     $ 10,042    $ 15,809
         Sale of first mortgage loans . . . . . . . . . . . . . . . . . . . . .     $  4,516    $ 14,160
         Purchase of servicing rights . . . . . . . . . . . . . . . . . . . . .     $  3,379    $ 33,475
         Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,028    $ 13,537

     Operating costs related to the Capstead management fee income were approximately $2.1 million and $5.8 million for the years ended June 1994 and 1993, respectively.

     The Company, through a wholly-owned subsidiary (which is accounted for as a discontinued operation), was a manager of Liberte Investors ("Liberte"), a real estate investment trust. In October 1993, Liberte filed for a pre-packaged bankruptcy and emerged from the bankruptcy proceedings in April 1994. A substantial portion of Liberte's real estate portfolio was spun off to its creditors and the management agreement was terminated in April 1995. For the years ended June 30, 1995, 1994 and 1993 the Company received management fees of $167,000, $1.9 million and $2.9 million, respectively, under the management agreement.

QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the two years ended June 30, 1995 (in thousands of dollars, except per share amounts):

                                                                        Year Ended June 30, 1995
                                                                 ---------------------------------------
                                                                 First      Second     Third     Fourth
                                                                 Quarter    Quarter    Quarter   Quarter
                                                                 -------   --------   --------   -------
         Revenues from continuing operations  . . . . . . . .     54,121     57,351     52,316    55,534
         Loss from continuing operations  . . . . . . . . . .     (7,350)   (33,709)   (19,549)  (44,024)
         Loss from discontinued operations  . . . . . . . . .     (5,500)    (7,500)    (5,600)  (30,459)
         Net loss . . . . . . . . . . . . . . . . . . . . . .    (12,850)   (41,209)   (25,149)  (74,483)
         Loss per common share:
           Loss from continuing operations  . . . . . . . . .       (.37)     (1.67)      (.97)    (2.18)
           Net loss . . . . . . . . . . . . . . . . . . . . .       (.64)     (2.04)     (1.25)    (3.69)

     During the second quarter of fiscal 1995, the Company's continuing operations established provisions of $29.6 million for mortgage servicing related receivables, mortgage banking commitments and contingencies, pro rata interest rate swap loss and reduction in carrying value of certain fixed assets.

     The third quarter of fiscal 1995 operating results from continuing operations included a $9.0 million provision for the Company's 1995 reduction in force and restructurings.

     During the fourth quarter of fiscal 1995, loss from continuing operations included provisions totaling $30.2 million for additional losses related to the mortgage servicing and loan production operations and writedown of certain buildings and other fixed assets.

     Loss from discontinued operations for the fourth quarter of fiscal 1995 included a provision of $24.4 million to write off the Company's contingent earnout interest in the future revenues of the information system business.

     For information concerning the Company's fiscal 1995 reduction in force and restructuring plan, see "Reduction in Force and Restructurings" footnote.

                                                                        Year Ended June 30, 1994
                                                                ----------------------------------------
                                                                 First      Second     Third     Fourth
                                                                 Quarter    Quarter    Quarter   Quarter
                                                                 -------    -------    -------   -------
         Revenues from continuing operations  . . . . . . . .     80,064     65,761     63,833    61,400
         Loss from continuing operations  . . . . . . . . . .    (39,698)   (42,503)    (4,746)  (21,555)
         Loss from discontinued operations  . . . . . . . . .     (9,869)    (5,635)   (12,923)  (45,737)
         Net loss . . . . . . . . . . . . . . . . . . . . . .    (49,567)   (48,138)   (17,669)  (67,292)
         Loss per common share:
           Loss from continuing operations  . . . . . . . . .      (1.97)     (2.11)      (.24)    (1.07)
           Net loss . . . . . . . . . . . . . . . . . . . . .      (2.46)     (2.39)      (.88)    (3.34)

     During the first quarter and second quarter of fiscal 1994, the Company established provisions of $50.0 million and $30.0 million, respectively, related to impairment in the carrying value of PMSRs.

     For information concerning the Company's reduction in force and restructuring in the second quarter and fourth quarter, see "Reduction in Force and Restructurings" footnote.

     In the fourth quarter of fiscal 1994, the Company recorded a provision of $33.5 million relating to the pending sale of substantially all the assets of LIS.

INDUSTRY SEGMENT DATA OF CONTINUING OPERATIONS

     The following summarizes the Company's industry segment data of continuing operations as of June 30, 1995, 1994 and 1993 and for the years then ended (in thousands):

                                                                            Year Ended June 30
                                                                  -------------------------------------
                                                                     1995         1994          1993
                                                                  -----------   ----------    ---------
         Revenues
           Mortgage banking . . . . . . . . . . . . . . . . .     $  209,245    $  262,019    $ 279,874
           Other  . . . . . . . . . . . . . . . . . . . . . .         11,097         9,039       13,880
                                                                  ----------    ----------    ---------
                                                                     220,342       271,058      293,754
           Intersegment revenues eliminated
             in consolidation . . . . . . . . . . . . . . . .         (1,020)           --         (400)
                                                                  ----------    ----------    ---------
           Total revenues per statement of
             consolidated operations  . . . . . . . . . . . .     $  219,322    $  271,058    $ 293,354
                                                                  ==========    ==========    =========

         Operating profit (loss)
           Mortgage banking . . . . . . . . . . . . . . . . .     $  (82,821)   $  (82,195)   $  40,031
           Other  . . . . . . . . . . . . . . . . . . . . . .          1,521          (197)      13,207
                                                                  ----------    ----------    ---------
             Operating profit (loss)  . . . . . . . . . . . .        (81,300)      (82,392)      53,238
           General and administrative . . . . . . . . . . . .         (6,587)       (9,327)      (7,232)
           Provision for losses . . . . . . . . . . . . . . .           (162)           --           --
           Provision for restructuring  . . . . . . . . . . .         (2,800)       (3,630)          --
           Corporate interest expense . . . . . . . . . . . .        (13,783)      (13,153)     (12,637)
                                                                  ----------    ----------    ---------
             Operating income (loss) before
               federal income taxes . . . . . . . . . . . . .       (104,632)     (108,502)      33,369
         Federal income taxes . . . . . . . . . . . . . . . .             --            --        3,812
                                                                  ----------    ----------    ---------
             Income (loss) from continuing operations . . . .     $ (104,632)   $ (108,502)   $  29,557
                                                                  ==========    ==========    =========

                                                                                  June 30
                                                                ----------------------------------------
                                                                  1995           1994           1993
                                                                ----------     ----------     ----------
         Identifiable Assets
           Mortgage banking . . . . . . . . . . . . . . . .     $1,108,245     $  926,995     $1,217,498
           Other  . . . . . . . . . . . . . . . . . . . . .         13,275         37,320         62,431
                                                                ----------     ----------     ----------
                                                                 1,121,520        964,315      1,279,929
           Net assets of discontinued operations  . . . . .         33,550        113,258        174,582
                                                                ----------     ----------     ----------
             Total assets per consolidated balance sheet  .     $1,155,070     $1,077,573     $1,454,511
                                                                ==========     ==========     ==========

                                                                           Year Ended June 30
                                                                ----------------------------------------
                                                                   1995           1994           1993
                                                                ----------     ----------     ----------
         Depreciation and Amortization Expense
           Mortgage banking . . . . . . . . . . . . . . . .     $   65,426     $  153,787     $   68,342
           Other  . . . . . . . . . . . . . . . . . . . . .          1,434          1,523            679
                                                                ----------     ----------     ----------
                                                                $   66,860     $  155,310     $   69,021
                                                                ==========     ==========     ==========

         Net Charges to Allowance for Losses
           Mortgage banking . . . . . . . . . . . . . . . .     $   53,420     $   12,410     $   11,955
           Other  . . . . . . . . . . . . . . . . . . . . .          1,221            447            104
                                                                ----------     ----------     ----------
                                                                $   54,641     $   12,857     $   12,059
                                                                ==========     ==========     ==========

         Capital expenditures
           Mortgage banking . . . . . . . . . . . . . . . .     $      511     $   24,042     $    9,021
           Other  . . . . . . . . . . . . . . . . . . . . .          1,179          1,016            576
                                                                ----------     ----------     ----------
                                                                $    1,690     $  25,058      $    9,597
                                                                ==========     ==========     ==========

         Intersegment charges to Lomas Mortgage operations are as follows (in thousands):

                                                                           Year Ended June 30
                                                                ----------------------------------------
                                                                   1995           1994           1993
                                                                ----------     ----------     ----------
         LIS for data processing and telecommunications . .     $   12,811     $   17,061     $   17,918
         Lomas Administrative Services, Inc. ("LAS")
           for various administrative services  . . . . . .          7,542          7,487          8,064
         LAS for office space . . . . . . . . . . . . . . .          2,833          6,026          1,717
         Intellifile, Inc. for image processing . . . . . .          1,020          2,926             --
         LFC for management fees  . . . . . . . . . . . . .          1,500          1,630          1,970
         LFC for interest expense (income)  . . . . . . . .           (697)          (518)           166
                                                                ----------     ----------     ----------
                                                                $   25,009     $   34,612     $   29,835
                                                                ==========     ==========     ==========

     Beginning fiscal 1994 LAS changed its method of allocating office space costs. Prior to fiscal 1994 Lomas Mortgage received credit for depreciation and interest expense related to the office space occupied by other affiliates and unallocated office space totaling approximately $4.2 million. These costs were absorbed by Lomas Mortgage since fiscal 1994.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LOMAS FINANCIAL CORPORATION
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                     June 30
                                                                             -------------------------
                                                                               1995           1994
                                                                             ----------    -----------
ASSETS

Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .      $      560    $    (1,237)

Receivables (including $1,076 and $7,062, respectively, due
  from subsidiaries eliminated in consolidation)    . . . . . . . . . .           1,224          7,689
Investments (including $123,782 and $211,404, respectively,
  investments in subsidiaries eliminated in consolidation)    . . . . .         127,368        229,872
Less allowance for losses . . . . . . . . . . . . . . . . . . . . . . .          (3,997)        (2,383)
                                                                             ----------    -----------
                                                                                124,595        235,178

Fixed assets, prepaid expenses and other assets . . . . . . . . . . . .           2,236          4,748
Net assets of discontinued operations   . . . . . . . . . . . . . . . .           5,393         72,088
                                                                             ----------    -----------
                                                                             $  132,784    $   310,777
                                                                             ==========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses (including $-0- and
    $15,295, respectively, due to subsidiaries eliminated
    in consolidation)   . . . . . . . . . . . . . . . . . . . . . . . .      $    4,744    $    29,424
  Senior convertible notes payable  . . . . . . . . . . . . . . . . . .         139,918        139,918
                                                                             ----------    -----------
                                                                                144,662        169,342
                                                                             ----------    -----------
Stockholders' equity (deficit):
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,146         20,100
  Other paid-in capital (including $1,300 eliminated
    in consolidation)   . . . . . . . . . . . . . . . . . . . . . . . .         309,761        309,429
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . .        (341,785)      (188,094)
                                                                             ----------    -----------
                                                                                (11,878)       141,435
                                                                             ----------    -----------
                                                                             $  132,784    $   310,777
                                                                             ==========    ===========

                          LOMAS FINANCIAL CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                 Year Ended June 30
                                                                      ---------------------------------------
                                                                         1995          1994          1993
                                                                      -----------   -----------   -----------
Revenues:
  Investment (excluding dividends from subsidiaries)  . . . . . .     $       802   $     3,234   $     6,244
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,931         4,098         6,644
                                                                      -----------   -----------   -----------
                                                                            3,733         7,332        12,888
                                                                      -----------   -----------   -----------

Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,888        13,260        12,898
  General and administrative  . . . . . . . . . . . . . . . . . .           9,549        13,957         7,232
                                                                      -----------   -----------   -----------
                                                                           23,437        27,217        20,130
                                                                      -----------   -----------   -----------

Loss before federal income tax benefit
  and equity in income (loss) of subsidiaries   . . . . . . . . .         (19,704)      (19,885)       (7,242)
Federal income tax benefit  . . . . . . . . . . . . . . . . . . .              --            --         7,265
Equity in income (loss) of subsidiaries . . . . . . . . . . . . .         (91,330)      (96,819)       15,355
                                                                      -----------   -----------   -----------
                                                                         (111,034)     (116,704)       15,378
Loss from discontinued operations . . . . . . . . . . . . . . . .         (42,657)      (65,962)       (3,084)
                                                                      -----------   -----------   -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .     $  (153,691)  $  (182,666)  $    12,294
                                                                      ===========   ===========   ===========

Dividends paid by subsidiaries  . . . . . . . . . . . . . . . . .     $       891   $       744   $    21,083
                                                                      ===========   ===========   ===========

                          LOMAS FINANCIAL CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Year Ended June 30
                                                                      ---------------------------------------
                                                                         1995           1994          1993
                                                                      -----------    -----------    ---------
Operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . .       $  (153,691)   $  (182,666)   $  12,294
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used by operating activities
    before working capital changes:
      Loss from discontinued operations   . . . . . . . . . . .            42,657         65,962        3,084
      Depreciation and amortization   . . . . . . . . . . . . .               202            232          226
      Provisions for losses and restructuring   . . . . . . . .             2,962          4,630           --
      Equity (income) loss of subsidiaries  . . . . . . . . . .            91,330         96,819      (15,355)
      Federal income tax benefit  . . . . . . . . . . . . . . .                --             --       (7,265)
                                                                      -----------    -----------    ---------
         Cash used by operations before working capital
           changes  . . . . . . . . . . . . . . . . . . . . . .           (16,540)       (15,023)      (7,016)
  Net change in receivables, payable and other assets   . . . .            (8,425)        (3,912)      (7,219)
                                                                      -----------    -----------    ---------
             Net cash used by operating activities  . . . . . .           (24,965)       (18,935)     (14,235)
                                                                      -----------    -----------    ---------

Investing activities:
  Purchases of investments  . . . . . . . . . . . . . . . . . .            (3,358)        (3,525)        (997)
  Sales of investments  . . . . . . . . . . . . . . . . . . . .            15,765         26,467        4,681
  Other . . .   . . . . . . . . . . . . . . . . . . . . . . . .                --             31         (151)
                                                                      -----------    -----------    ---------
           Net cash provided by investing activities  . . . . .            12,407         22,973        3,533
                                                                      -----------    -----------    ---------

Financing activities:
  Change in receivables from (payables to) subsidiaries   . . .            (7,062)         5,639       34,197
  Net funding of subsidiaries operations  . . . . . . . . . . .            (8,935)       (19,854)     (23,998)
  Change in receivables from (payables to) discontinued
    operations  . . . . . . . . . . . . . . . . . . . . . . . .            30,352          7,015       (6,455)
                                                                      -----------    -----------    ---------
           Net cash provided (used) by financing activities . .            14,355         (7,200)       3,744
                                                                      -----------    -----------    ---------
Net increase (decrease) in cash and cash equivalents  . . . . .             1,797         (3,162)      (6,958)
Cash and cash equivalents at beginning of year  . . . . . . . .            (1,237)         1,925        8,883
                                                                      -----------    -----------    ---------
Cash and cash equivalents at end of year  . . . . . . . . . . .       $       560    $    (1,237)   $   1,925
                                                                      ===========    ===========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  1.   Ernst & Young LLP was dismissed effective as of January 24, 1995 as the Registrant's independent auditors. The Registrant was satisfied with the accounting and audit services performed by Ernst & Young LLP. The decision to change auditors was based on economic considerations as part of the Registrant's ongoing cost reduction efforts. In order to reach this decision, between November 1, 1994 and January 24, 1995 management obtained proposals for accounting and audit services from several accounting firms, including Ernst & Young LLP. These firms were allowed to review the Registrant's financial statements and accounting policies and principles.

     2. The Ernst & Young LLP reports dated August 27, 1993 and September 22, 1994 on the Registrant's consolidated financial statements for the two fiscal years ended June 30, 1993 and June 30, 1994, did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     3. On January 24, 1995, the decision to change independent auditors was recommended by the Audit Committee of the Registrant's Board of Directors to the Registrant's Board of Directors and approved by the Registrant's Board of Directors.

     4. During the two fiscal years ended June 30, 1993 and June 30, 1994, and through the date of dismissal of Ernst & Young LLP, there were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     5. No reportable event described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred during the Registrant's two fiscal years ended June 30, 1993 and June 30, 1994, and through the date of dismissal of Ernst & Young LLP.

(b) On January 30, 1995, the Registrant engaged KPMG Peat Marwick LLP as its independent auditors.

     During the Registrant's two fiscal years ended June 30, 1993 and June 30, 1994 and the fiscal quarter ended September 30, 1994, and through the date of engagement of KPMG Peat Marwick LLP, neither the Registrant (nor someone on its behalf) consulted with KPMG Peat Marwick LLP regarding any of the matters specified in Item 304 (a) (2) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     WILLIAM J. ANDERSON -- Executive Vice President and Director of Operations of Paloma Partners Management Company (provides management services), a member of the Investor Group, since 1993, Chief Executive Officer of Inverness Petroleum Ltd. since 1984, Chairman of Inverness Petroleum Ltd. since 1988 and Chairman of Dylex Limited, Canada since 1995; also, President of Inverness Petroleum Ltd. from 1984 to 1993; former Chairman of the Canadian Association of Petroleum Producers (formerly Independent Petroleum Association of Canada) and presently a member of the Canadian, Alberta and Ontario Institutes of Chartered Accountants. Age 47. Director of LFC since 1994. Member of the Audit Committee.

     ERIC D. BOOTH -- Chief Executive Officer of the Company, President of LFC and Chairman of the Board of Directors of Lomas Mortgage since December 1994; President of Lomas Mortgage since September 1995; prior thereto, Chairman and Chief Executive Officer of Independence One Mortgage Corporation (a mortgage banking company) from 1991 to 1994; Executive Vice President and Chief Financial Officer of Michigan National Corporation (a bank holding company) from 1985 to 1993; Senior Vice President and Chief Financial Officer of Lomas Mortgage USA, Inc. (formerly The Lomas & Nettleton Company) from 1983 to 1985. Age 51. Director of LFC since December 1994. Chairman of the Executive Committee and member of the Special Marketing Committee.

     MARK M. FELDMAN -- Executive Vice President and Chief Restructuring Officer of LFC and Executive Vice President and Director of Lomas Mortgage since July 1995; previously, President of Cold Spring Management, Inc. (general partner of investment partnership), a member of the Investor Group, from 1989 to June 1995; Chairman of the Board and Chief Executive Officer of CLC of America, Inc. from 1987 to 1988; trustee of Baron Asset Fund (an open end mutual fund) since 1987 and of Aerospace Creditors Liquidating Trust (holds and realizes upon the sale of assets formerly owned by a subsidiary of LTV Corporation) since 1993. Age 44. Director of LFC since 1993. Chairman of the Special Marketing Committee and member of the Executive Committee and the Audit Committee.

     ROBERT LEBUHN -- Chairman of Investor International (U.S.), Inc. from 1984 to 1994, when he retired; also a director of Acceptance Insurance Companies Inc., Cambrex Corporation, Enzon, Inc. and USAIR Group, Inc.; President and Trustee, Geraldine R. Dodge Foundation. Age 63. Director of LFC since 1993 and Chairman of the Board of Directors of LFC since January 1995. Member of the Executive Committee, the Compensation Committee, the Audit Committee and the Nominating Committee.

     ROBERT V. LINDSAY -- President of J. P. Morgan & Co. Incorporated (a bank holding company) and Morgan Guaranty Trust Company of New York from 1980 to 1988, when he retired; subsequently served as Chairman of the International Council of J. P. Morgan & Co. Incorporated from 1988 to 1990; also a director of The Chubb Corporation, Fluor Corporation, Hudson Chartered Corp. (formerly Fishkill National Corp.), J. P. Morgan (Suisse) S.A., Russell Reynolds Associates, Inc. and United Meridian Corp.; also serves as Senior Adviser to Unibank Denmark A/S, Copenhagen; Chairman of John Simon Guggenheim Memorial Foundation; member of the National Board of the Smithsonian Associates. Age
69. Director of LFC since 1992. Chairman of the Nominating Committee. MR. LINDSAY RESIGNED AS A DIRECTOR OF LFC EFFECTIVE OCTOBER 10, 1995.

     REID NAGLE -- President of SNL Securities, L.P. (a database publisher specializing in financial institutions) since 1987; President of Shadwell Management, Inc. (an investment company specializing in securities of financial institutions) since 1993; also, a director of TeleBanc Financial Corporation and Metropolitan Bank for Savings. Age 43. Director of LFC since 1993.
Member of the Compensation Committee and the Nominating Committee.

     PAUL T. WALKER -- Independent Financial Consultant since 1991; prior thereto, Executive Vice President and Senior Credit Policy Officer of The Chase Manhattan Bank, N.A. (a national banking association) from 1985 to 1990, when he retired; associated with The Chase Manhattan Bank, N.A. from 1957 to 1990; trustee of The DBL

Liquidating Trust (former assets of Drexel, Burnham & Lambert) since 1992.  Age
60. Director of LFC since 1992. Chairman of the Compensation Committee and member of the Executive Committee and the Nominating Committee.

     W. RAY WALLACE -- Chairman since 1992 and President and Chief Executive Officer since 1958 of Trinity Industries, Inc. (metal products). Age 72. Director of LFC since 1966. Chairman of the Audit Committee and member of the Executive Committee. MR. WALLACE RETIRED AS A DIRECTOR OF LFC EFFECTIVE OCTOBER 11, 1995.

     PAUL S. WOLANSKY -- Managing Director of Paloma Partners International Investors Corp. (manages investments in China) since 1992 and of Cold Spring Management, Inc. (general partner of investment partnership), a member of the Investor Group, since 1990; Partner, Battle Fowler (a law firm based in New
York) from 1987 to 1990; trustee of Aerospace Creditors Liquidating Trust (holds and realizes upon the sale of assets formerly owned by a subsidiary of LTV Corporation) since 1993; director of The Cathay Investment Fund, Limited (invests in Chinese companies) since 1994. Age 39. Director of LFC since 1993. Member of the Compensation Committee and the Special Marketing Committee.

     Messrs. Feldman, LeBuhn, Nagle and Wolansky were nominated for election as directors of LFC pursuant to the terms of an agreement between LFC and the Investor Group, as further described under "Item 13. Certain Relationships and Related Transactions--Agreement with the Investor Group."

     In December 1994, the Board of Directors of LFC increased the number of directors of LFC from 10 to 12 and appointed Mr. Anderson to serve as a director of LFC effective December 7, 1994 and Mr. Booth to serve as a director of LFC effective December 12, 1994. Mr. Anderson currently serves as an executive officer of Paloma Partners Management Company, a member of the Investor Group.

     In connection with his retirement as Chairman and Chief Executive Officer of LFC effective December 31, 1994, Jess Hay was appointed Chairman Emeritus of LFC effective January 1, 1995 and continued to serve as a director of LFC. Mr. LeBuhn was appointed as Chairman of the Board of Directors of LFC effective January 1, 1995. Mr. Hay resigned from his positions as Chairman Emeritus and director of LFC effective March 2, 1995, and the Board of Directors of LFC reduced the number of directors of LFC from 12 to 11 to eliminate the vacancy created by Mr. Hay's resignation.

     Effective April 11, 1995, Rod Dammeyer resigned from his position as a director of LFC, reducing the number of directors of LFC to 10. Gary H. Kell resigned from his position as a director of LFC effective September 5, 1995, reducing the number of directors of LFC to nine. As stated above, Mr. Lindsay resigned as a director of LFC effective October 10, 1995 and Mr. Wallace retired as a director of LFC effective October 11, 1995 reducing the number of directors of LFC to seven.

EXECUTIVE OFFICERS OF THE REGISTRANT

     JAMES B. ALLEMAN -- Senior Vice President of Lomas Mortgage since June 1995; prior thereto, Senior Vice President of Lomas Administrative Services, Inc. from 1994 to June 1995; previously, Director of Human Resources from 1991 to 1993, Director of Strategic Planning from 1990 to 1991 and Director of Human Resources from 1989 to 1990 of Pacific Enterprises Oil Company (USA); prior thereto, Director of Human Resources of Terra Resources, Inc. from 1988 to 1989. Age 41.

     ERIC D. BOOTH -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

     THOMAS J. CLOONEY -- Senior Vice President and Chief Accounting Officer of the Company since December 1994; previously, Executive Vice President -- Operations from 1992 to 1994 and Senior Vice President of Operations during 1992 of Lomas Information Systems, Inc.; Senior Vice President -- Accounting of Lomas Administrative Services, Inc. from 1990 to 1992; prior thereto, Senior Vice President -- Audit during 1990, Vice

President -- Audit from 1988 to 1990 and Assistant Vice President of Audit from 1987 to 1988 of the Company. Age 47.

     ROBERT R. DENTON -- Executive Vice President of the Company since December 1994; Treasurer of the Company since April 1995; also Principal of Woodward Securities Corporation (a full service broker/dealer) since 1994 and President of Pegasus Investment Advisors, Inc. since 1992; prior thereto, Chief Executive Officer of World Wide Financial Corporation (provides diversified financial services) from 1993 to 1994; Executive Vice President of Independence One Mortgage Corporation (a mortgage banking company) from 1989 to 1993; First Vice President of Michigan National Corporation (a bank holding company) from 1985 to 1993; and Vice President of Lomas Mortgage USA, Inc. (formerly The Lomas & Nettleton Company) from 1983 to 1985. Age 45.

     W. JOSEPH DRYER -- Senior Vice President of the Company and Chief Control Officer of LFC since January 1995; also, President and Director of Russian River Energy Co. from 1992 to 1994 and Vice President, Treasurer and Director of Geothermal Resources International, Inc. since 1984. Age 40.

     MARK M. FELDMAN -- Executive Vice President and Chief Restructuring Officer of LFC. See information under "Directors of the Registrant" above.

     LOUIS P. GREGORY -- Senior Vice President and General Counsel since 1994 and Secretary since May 1995 of the Company; Vice President and Associate General Counsel of the Company from 1990 to 1994; prior thereto, attorney of the Company from 1988 to July 1990. Age 40.

     KATHLEEN SNOBLE -- Executive Vice President of Lomas Mortgage since January 1995; prior thereto, Senior Vice President from October 1994 to January 1995 of Lomas Mortgage; previously, Loan Servicing Division Manager of HomeFed Bank/National Home Mortgage from 1992 to 1993; Loan Servicing Manager, Vice President of Wells Fargo Bank from 1990 to 1992; and Loan Service Division Manager, Senior Vice President and First Vice President of Great American Bank from 1987 to 1990. Age 54.

     GARY WHITE -- Senior Vice President and Chief Financial Officer of the Company since 1981, Director of Lomas Mortgage from 1992 to 1995 and Executive Vice President of Lomas Mortgage since 1994; prior thereto, Vice President of Control from 1979 to 1981 and Treasurer of the Company from 1974 to 1979. Age 60.

     CAREY B. WICKLAND -- President and Chief Operating Officer of Lomas Management, Inc., a subsidiary of LFC ("LMI"), since 1987, President and Chief Operating Officer of ST Lending, Inc., a subsidiary of Lomas Mortgage ("STL"), since 1992, and Senior Vice President of Lomas Mortgage since 1995; prior thereto, Executive Vice President of LMI from 1982 to 1987. Age 54.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities during the fiscal years ended June 30, 1995, 1994 and 1993 for (a) each individual serving as LFC's Chief Executive Officer during the fiscal year ended June 30, 1995, (b) the Company's four most highly compensated executive officers (other than individuals serving as Chief Executive Officer) who were serving as executive officers at the end of the fiscal year ended June 30, 1995 and (c) two additional individuals who were not serving as executive officers of the Company at the end of the fiscal year ended June 30, 1995, but for whom disclosure would have otherwise been required (collectively, the "Named Executives"). This information includes the dollar value of base salaries, bonus awards and long term incentive plan payouts, the number of stock options or stock appreciation rights granted and certain other compensation.

                          SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                                       -----------------------------
                                                         Annual Compensation           Awards Term          Payouts
                                                 -----------------------------------   ------------       ----------
                                                                            Other       Securities
                                                                           Annual       Underlying                      All Other
             Name and                             Salary      Bonus     Compensation   Options/SARs          LTIP     Compensation
        Principal Position                Year     ($)         ($)          ($)             (#)           Payouts($)       ($)
-------------------------------------     ----   -------     -------    ------------   ------------       ----------  ------------
Eric D. Booth(1)  . . . . . . . . . .     1995   334,616     200,000          --         200,000(2)            --          --
  President and Chief                     1994        --          --          --              --               --          --
  Executive Officer                       1993        --          --          --              --               --          --

Jess Hay(3) . . . . . . . . . . . . .     1995   398,077(4)       --          --              --               --     697,365(5)
  Former Chairman and Chief . . . . .     1994   600,000          --          --          75,000               --       2,470(6)
  Executive Officer                       1993   600,000     360,000          --          35,000          160,388(7)      816(6)

Gary H. Kell(8) . . . . . . . . . . .     1995   449,323     610,645(9)       --              --               --       2,336(6)
  President and Chief Operating Officer   1994   301,538     542,500(9)       --          30,000               --       2,470(6)
  of Lomas Mortgage USA, Inc.   . . .     1993   250,000     850,000(9)  104,015(10)       4,500               --         816(6)

James L. Crowson(11)  . . . . . . . .     1995   289,777      90,625(12)      --              --               --
585,377(13)
  Former Executive Vice President . .     1994   254,538          --          --          20,000               --       2,508(6)
                                          1993   225,000     135,500          --           8,000           32,078(7)      779(6)

Carey B. Wickland . . . . . . . . . .     1995   242,700     151,682(14)      --              --          398,660(15)   2,336(6)
  President and Chief Operating           1994   221,000     100,000(14)      --           5,000          161,835       2,560(6)
  Officer of Lomas Management, Inc.       1993   210,000     100,000(14)      --              --          119,564         727(6)

Gary White(16)  . . . . . . . . . . .     1995   228,646(17)  72,500(12)      --              --               --
50,619(18)
  Senior Vice President                   1994   197,847      98,209          --              --               --       2,276(6)
  and Chief Financial Officer             1993   169,346     108,999          --              --               --         530(6)

Robert E. Byerley, Jr.(19)  . . . . .     1995   205,562(20)  90,625(12)      --              --               --
452,888(21)
  Former Senior Vice President            1994   192,385      99,585          --              --               --       1,674(6)
  and Treasurer                           1993   143,122     132,068          --              --               --         388(6)

Robert R. Denton(22)  . . . . . . . .     1995   139,423     100,000          --         100,000(2)            --          --
  Executive Vice President                1994        --          --          --              --               --          --
                                          1993        --          --          --              --               --          --

(1) Compensation information for Mr. Booth relates to the period beginning December 12, 1994, when he became the President and Chief Executive Officer of LFC, and ending June 30, 1995.
(2) Messrs. Booth and Denton have been granted stock appreciation rights in the form of phantom shares under LFC's 1993 Intermediate and Long Term Incentive Plan. They have been granted 200,000 and 100,000 phantom shares, respectively. Except as otherwise set forth in applicable agreements, each share entitles the grantee to receive a payment for each fiscal year during his employment term equal to the excess, if any, of (i) the average of the closing prices of a share of LFC's Common Stock for the 30-day period immediately preceding June 30 of such fiscal year over (ii) the base value of the phantom share at the time of such payment. If on June 30 of any fiscal year the average of the closing prices of a share of LFC's Common Stock for the immediately preceding 30 day period is higher than the base value, the base value shall be reset to such closing price. Except as set forth in applicable agreements, the phantom shares and all rights relating thereto shall terminate when Mr. Booth's or Mr. Denton's, as the case may be, employment with LFC ceases. These phantom shares are without value unless the current market price of LFC's Common Stock exceeds the base value at the time the phantom shares were granted. The "base value" at the time the phantom shares were granted was $3.75 representing the closing price of a share of LFC's Common Stock on December 6, 1994. The current market price of LFC's Common Stock was $.50 per share as of June 30, 1995 and $.625 per share as of September 27, 1995. As a result, the value of these phantom shares for these executive officers was $0 as of June 30, 1995 and as of September 27, 1995.
(3) Mr. Hay retired as Chairman and Chief Executive Officer of LFC effective December 31, 1994.
(4) Represents $323,077 of base salary and $75,000 of payment for consulting services.
(5) Represents $500,000 of severance payment received under termination agreement, $150,000 of benefits received under the Company's Management Security Plan, $46,154 of payment for unused vacation and $1,211 of matching contributions by the Company under its 401(k) plan.
(6) These amounts listed in All Other Compensation represent matching contributions by the Company under its 401(k) plan.
(7) Represents the fair market value of the stock on the date of grant and the amount of the cash components of intermediate term awards, which the Securities and Exchange Commission ("SEC") rules categorize as long term incentive plan ("LTIP") payouts, since the awards serve as incentive for performance to occur over a period longer than one fiscal year. The Company, however, considers them to be intermediate term awards. Payouts shown for 1993 were made pursuant to awards granted in 1991.
(8) Mr. Kell resigned as President and Chief Operating Officer of Lomas Mortgage effective August 29, 1995.
(9) Includes deferred amounts of $138,770, $70,625 and $200,000 for fiscal years 1995, 1994 and 1993, respectively. Pursuant to Mr. Kell's severance agreement, unpaid deferred amounts shall be payable on July 1, 1996 and July 1, 1997.
(10) In late fiscal 1993, the Company transferred Mr. Kell from Sacramento, California to Dallas and in connection with this relocation, the Company purchased Mr. Kell's Sacramento home at his cost of $440,000 and subsequently sold it for $352,000.
(11) Mr. Crowson retired as Executive Vice President of LFC effective June 30, 1995.
(12) These amounts represent the fair market value of shares of LFC's Common Stock (as "Performance Awards" under LFC's 1993 Intermediate and Long Term Incentive Plan) and the amount of the cash component of ad hoc bonuses granted to James L. Crowson, Gary White and Robert E. Byerley, Jr. in recognition of their efforts related to the sale of Lomas Information Systems, Inc. and the Company's expense reduction program.
(13) Represents $572,141 of severance payment received under severance agreement, $10,900 of payment for unused vacation and $2,336 of matching contributions by the Company under its 401(k) plan.
(14) Of the amount paid in fiscal 1995, $52,182 represents payments made in recognition of Mr. Wickland's efforts related to the sale of certain assets of STL. The remaining amounts for fiscal years 1995, 1994 and 1993 represent payments made quarterly under a retention plan applicable to certain key officers of LMI. The final payment under such plan is scheduled for the quarter ended December 31, 1995.
(15)     See "--Long Term Incentive Plans--Awards in Last Fiscal Year."
(16) Effective December 1, 1994, Mr. White retired as an employee of LFC and was retained as a consultant of LFC.
(17) Represents $99,846 of base salary and $128,800 of payment for consulting services.
(18) Represents $32,667 of benefits received under the Company's Management Security Plan, $16,923 of payment for unused vacation and $1,029 of matching contributions by the Company under its 401(k) plan.
(19) Effective March 29, 1995, Mr. Byerley retired as an executive officer of LFC and was retained as a consultant of LFC. Effective May 31, 1995, his retention as a consultant with LFC was terminated.
(20) Represents $175,562 of base salary and $30,000 in payment for consulting services.
(21) Represents severance payments of $286,778 and $156,067 received under consulting agreement and termination agreement, respectively, $8,785 of payment for unused vacation and $1,258 of matching contributions by the Company under its 401(k) plan.
(22) Compensation information for Mr. Denton relates to the period beginning December 12, 1994, when he became Executive Vice President of LFC, and ending June 30, 1995.

OPTION/STOCK APPRECIATION RIGHT (SAR) GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options to the Named Executives under LFC's 1991 Long Term Stock Incentive Program and 1993 Intermediate and Long Term Incentive Program during the fiscal year ended June 30, 1995.

     The following table shows information regarding grants of SARs to the Named Executives under Lomas Financial Corporation's 1993 Intermediate and Long Term Incentive Program during the fiscal year ended June 30, 1995.

                        SAR GRANTS IN LAST FISCAL YEAR*

                                                                    Individual Grants
                                             ----------------------------------------------------------------
                                               Number of         Percent of
                                              Securities          Total SARs
                                              Underlying         Granted to
                                                 SARs            Employees in     Base Price       Expiration
Name                                         Granted (#)(1)     Fiscal Year(2)      ($/SH)(1)         Date
------------------------------------------   --------------     --------------    -----------      ----------
Eric D. Booth . . . . . . . . . . . . . .       200,000            66.7%             3.75              (1)
Jess Hay  . . . . . . . . . . . . . . . .            --              N/A              N/A              N/A
Gary H. Kell  . . . . . . . . . . . . . .            --              N/A              N/A              N/A
James L. Crowson  . . . . . . . . . . . .            --              N/A              N/A              N/A
Carey B. Wickland . . . . . . . . . . . .            --              N/A              N/A              N/A
Gary White  . . . . . . . . . . . . . . .            --              N/A              N/A              N/A
Robert E. Byerley, Jr.  . . . . . . . . .            --              N/A              N/A              N/A
Robert R. Denton  . . . . . . . . . . . .       100,000            33.3%             3.75              (1)

---------------
* The column for "Potential Realization Value at Assumed Annual Rates of Stock Price Appreciation for SAR Term" or any valuation alternative using the grant date present value has been omitted since the value of these SARs was $0 as of June 30, 1995 and as of September 27, 1995. See Footnote (2) to SUMMARY COMPENSATION TABLE.
(1) See Footnote (2) to SUMMARY COMPENSATION TABLE above.
(2) Total SARs granted = 300,000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table summarizes for the Named Executives the total number of securities underlying unexercised stock options, both exercisable and unexercisable, held at June 30, 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES*

                                                                       Number of Securities Underlying
                                                                    Unexercised Options at Fiscal Year-End
                                                                    ---------------------------------------
Name                                                                Exercisable               Unexercisable
-------------------------------------------------------------       -----------               -------------
Eric D. Booth . . . . . . . . . . . . . . . . . . . . . . . .               --                       --
Jess Hay  . . . . . . . . . . . . . . . . . . . . . . . . . .          125,000                   25,000
Gary H. Kell  . . . . . . . . . . . . . . . . . . . . . . . .           30,000                   10,000
James L. Crowson  . . . . . . . . . . . . . . . . . . . . . .           33,334                    6,666
Carey B. Wickland . . . . . . . . . . . . . . . . . . . . . .            6,334                    1,666
Gary White  . . . . . . . . . . . . . . . . . . . . . . . . .           19,000                    6,000
Robert E. Byerley, Jr.  . . . . . . . . . . . . . . . . . . .           24,000                    6,000
Robert R. Denton  . . . . . . . . . . . . . . . . . . . . . .               --                       --

---------------
* The columns for "Number of Shares Acquired on Exercise" and "Value Realized" have been omitted because there were no options exercised during the fiscal year ended June 30, 1995. In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option. The "Value of Unexercised, In-the-Money Options at Fiscal Year-End" column has been omitted from the table since the exercise price of $8.25 per share exceeded the fair market value of the underlying stock on June 30, 1995, which was $.50 per share, for both exercisable and unexercisable options.

LONG TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

     The following table shows information regarding the long term incentive awards during the fiscal year ended June 30, 1995. The amount of $370,952 of the cash award to Mr. Wickland was made pursuant to the ST Lending, Inc. Intermediate Term Incentive Compensation Plan, the amount of the awards under which were a direct result of the success of STL's achievement of two of the Company's business objectives: the retirement of STL's indebtedness and the preservation of the Company's equity interest in the assets of STL. STL's debt was fully retired in October 1994 and, therefore, this plan was terminated. The remaining $27,708 of the cash award to Mr. Wickland was made pursuant to the Long-Term Incentive Compensation Plan for the Senior Officers of LMI, the amount of the awards under which are a direct result of the success of such senior officers' orderly liquidation of the remaining assets of STL and certain other assets of the Company.

            LONG TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                              Performance
                                             Number of      or Other Period          Estimated Future
                                          Shares of Units     Until Matu-         Payouts under Non-Stock
Name                                      or Other Rights  ration of Payout      Price-Based Plans Maximum
---------------------------------------   ---------------  ----------------      -------------------------
Eric D. Booth . . . . . . . . . . . .            --               N/A                       N/A
Jess Hay  . . . . . . . . . . . . . .            --               N/A                       N/A
Gary H. Kell  . . . . . . . . . . . .            --               N/A                       N/A
James L. Crowson  . . . . . . . . . .            --               N/A                       N/A
Carey B. Wickland . . . . . . . . . .         $398,660          9/30/96                   $151,404
Gary White  . . . . . . . . . . . . .            --               N/A                       N/A
Robert E. Byerley, Jr.  . . . . . . .            --               N/A                       N/A
Robert R. Denton  . . . . . . . . . .            --               N/A                       N/A

PENSION PLAN

     The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age (age 65) under the Company's qualified defined benefit pension plan, as well as non-qualified supplemental pension plans that provide benefits that would otherwise be denied participants by reason of certain limitations imposed under the Internal Revenue Code on qualified plan benefits, based on remuneration that is covered under the plans and years of service with the Company:

                            PENSION PLAN TABLE ($)

                                                 Years of Service
                   ---------------------------------------------------------------------------------------
Renumeration           15                 20                 25                 30                  35
------------       ----------         ----------         ----------         ----------          ----------
    125,000            36,101             48,134             60,168             72,201              84,235
    150,000            44,163             58,884             73,605             88,326             103,047
    175,000            52,226             69,634             87,043            104,451             121,860
    200,000            60,288             80,384            100,480            120,576             140,672
    250,000            76,413            101,884            127,355            152,826             178,297
    300,000            92,538            123,384            154,230            185,076             215,922
    350,000           108,663            144,884            181,105            217,326             253,547
    400,000           124,788            166,384            207,980            249,576             291,172
    450,000           140,913            187,884            234,855            281,826             328,797
    500,000           157,038            209,384            261,730            314,076             366,422
    550,000           173,163            230,884            288,605            346,326             404,047
    600,000           189,288            252,384            315,480            378,576             441,672
    650,000           205,413            273,884            342,355            410,826             479,297
    700,000           221,538            295,384            369,230            443,076             516,922

     Covered compensation includes Salary as reported in the Summary Compensation Table for each Named Executive. The calculation of benefits under the plan is based on the highest average of the rates of monthly earnings for five consecutive years over the 10 years preceding retirement. The credited years of service (projected to normal retirement age) for Messrs. Booth, Wickland and Denton are 20, 23 and 26, respectively. Benefits are computed on a straight life annuity basis and payable for the lifetime of the participant. Retirement benefits are reduced for early retirement and joint survivorship options but are not subject to deduction for Social Security benefits or other offset amounts.

     Upon their respective retirements, Messrs. Hay, Crowson, White and Byerley received lump-sum payments in the amount of $1,093,384, $301,982, $855,049 and $167,851, respectively, representing their pension benefits due under the qualified plan and $1,162,504, $34,352, $122,911 and $8,883, respectively, representing their pension benefits due under the non- qualified plan.
Pursuant to their election to participate in the Company's enhanced pension program, Messrs. Crowson and Byerley were credited with five additional years of age and service for purposes of calculating their benefits under the qualified plan.

     In connection with his resignation, Mr. Kell will receive lump sum payments in the amount of approximately $496,000 and $135,000 representing his pension benefits due under the qualified plan and the non-qualified plan, respectively. In addition, Mr. Kell was credited with additional years of service and age resulting in an enhanced pension benefit of approximately $25,000 payable on or before December 31, 1996.

MANAGEMENT SECURITY PLAN

     Under the Company's Management Security Plan applicable to certain key employees of the Company who elected to participate in such plan, in the event of retirement or death, the participants will receive benefits equal to that portion of their base salary chosen by such employee as the basis for the computation of retirement or death benefit. The Company ceased new enrollments in this plan in 1985 and has since arranged for the benefits thereunder to be funded through a plan to which no further contributions from the Company are anticipated based on current actuarial projections.

     Each participant makes a contribution toward the cost of this plan based upon such participant's age and the amount of benefits to be received. The following table shows the annual benefits payable to the Named Executives:

                                                              First 12 Months             Next 108 Months
                                                            Following Retirement            Thereafter
                                                            --------------------       --------------------
Eric D. Booth*  . . . . . . . . . . . . . . . . . . . .               --                         --
Jess Hay(1) . . . . . . . . . . . . . . . . . . . . . .         $300,000                   $150,000
Gary H. Kell(2) . . . . . . . . . . . . . . . . . . . .          $94,000                    $47,000
James L. Crowson* . . . . . . . . . . . . . . . . . . .               --                         --
Carey B. Wickland . . . . . . . . . . . . . . . . . . .         $135,000                    $67,500
Gary White(3) . . . . . . . . . . . . . . . . . . . . .          $70,000                    $35,000
Robert E. Byerley, Jr.* . . . . . . . . . . . . . . . .               --                         --
Robert R. Denton*   . . . . . . . . . . . . . . . . . .               --                         --

---------------
* This Named Executive is not a participant in this plan.
(1) Mr. Hay retired as Chairman and Chief Executive Officer of LFC effective December 31, 1994.
(2) Mr. Kell resigned as President and Chief Operating Officer of Lomas Mortgage effective August 29, 1995. He was credited with additional years of age and service for purposes of calculating his benefits under the Management Security Plan.
(3) Mr. White retired as an employee of LFC effective December 1, 1994 at which time he was retained as a consultant of LFC.

LMI INCENTIVE PLANS

     Mr. Wickland is the chief operating officer of LMI, which manages the Company's discontinued short term lending operations, the assets of which are held by another wholly-owned subsidiary, STL. Mr. Wickland and other executives of LMI directly involved in the management of STL participated in a separate performance based cash incentive program that was directly related to (i) the liquidation of STL's debt and (ii) the preservation of the Company's equity interest in STL's assets. Payouts to Mr. Wickland under this plan in fiscal 1995 totaled $370,952. STL's debt was fully retired in October 1994 and, therefore, this plan was terminated and there will be no further awards under this plan. Mr. Wickland and other executives of LMI directly involved in the management of STL participate in another separate performance based cash incentive program that is directly related to the orderly liquidation of the remaining assets of STL and certain other assets of the Company. Under this plan, a stated percentage of the cash realized from October 1, 1994 to September 30, 1996 from such asset liquidations will be added to an incentive compensation pool. A stated percentage of the resulting incentive compensation pool is distributed to the participants in this plan on a monthly basis. Payouts to Mr. Wickland under this plan in fiscal 1995 totaled $27,708.

LOMAS MORTGAGE PERFORMANCE AND RETENTION INCENTIVE PLAN

     Effective October 5, 1995, the Board of Directors of Lomas Mortgage adopted a Performance and Retention Incentive Plan (the "Retention Plan") designed to encourage employee retention and maintenance of a high level of performance through Lomas Mortgage's restructuring period by providing a performance and retention award to each participant in the Retention Plan. All full-time employees of Lomas Mortgage are eligible participants in the Retention Plan. The Retention Plan provides for lump sum cash payments to four groups of participants (in amounts ranging from one-half to one full month of annual base salary for most participants and 50% to 75% of annual base salary for certain employees who have been identified as "key" to the restructuring process) upon the earliest of (a) October 1, 1996 or June 30, 1996 (depending upon a participant's designated group) or (b) the date of the participant's termination by reason of death, retirement, disability, involuntary termination without cause or voluntary termination for good reason as defined by the Retention Plan. The amount of each participant's award within the ranges described above shall generally be determined by the discretionary evaluation of such participant's performance by the Chief Executive Officer of Lomas Mortgage (provided, however, that award determinations for Senior Vice Presidents and above will be subject to the approval of the Board of Directors of Lomas Mortgage). The Chief Executive Officer of Lomas Mortgage may add individuals as participants in any group he deems appropriate. The Retention Plan does not restrict the Chief Executive Officer of Lomas Mortgage from proposing bonuses to employees subject to the approval of the Board of Directors of Lomas Mortgage. Additionally, the Chief Executive Officer of Lomas Mortgage may award additional performance or retention awards to support personnel participants not to individually exceed three months of annual base pay and not to cumulatively exceed $500,000. Participants who are terminated for cause or who voluntarily terminate their employment forfeit any award under the Retention Plan. The Retention Plan is intended to supersede any and all prior retention or incentive letters, contracts and other agreements and arrangements providing for retention or incentive pay benefits to employees of Lomas Mortgage.

LOMAS MORTGAGE SEVERANCE PAY PLAN

     Effective October 5, 1995, the Board of Directors of Lomas Mortgage adopted, with the subsequent approval of the Bankruptcy Court, a Severance Pay Plan (the "Severance Plan") designed to encourage employee retention and maintenance of a high level of performance through Lomas Mortgage's restructuring period by providing for a reasonable level of financial and employment security. All full-time employees of Lomas Mortgage are eligible participants under the Severance Plan. The Severance Plan provides for lump sum cash payments to four groups of participants (in amounts ranging from two months to eighteen months of annual base salary depending upon job level) upon the earliest of (a) October 1, 1997 or (b) the date of the participant's involuntary termination without cause or voluntary termination for good reason as defined by the Severance Plan. Employees earn a week's pay for each additional full year of service after the first five years. Additionally, terminated employees are entitled to receive their accrued vacation pay, three months of continued medical coverage and outplacement assistance. Employees who are terminated for cause or who voluntarily terminate their employment will not receive any benefits under the Severance Plan. The Severance Plan is intended to supersede any existing severance plan or any individual agreement relating to employment (or termination thereof). The Severance Plan provides, however, that to the extent a participant's severance pay received under the Severance Plan is less than severance pay that such participant would have received under the previous Lomas Group Severance Pay Plan, such participant shall be entitled to receive that difference. Effective October 6, 1995 the Lomas Financial Group Pension Plan (as restated effective January 1, 1991) was amended to provide for additional retirement benefits for eligible employees whose employment is involuntarily terminated after January 1, 1996. The Severance Plan was also amended effective October 6, 1995 to offset the benefits payable under the Severance Plan to an employee by such additional retirement benefit, if any, payable under the Lomas Financial Group Pension Plan to such employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is composed of four non-employee directors. Directors Walker, LeBuhn, Nagle and Wolansky comprise the Compensation Committee with Mr. Walker serving as Chairman. Messrs. LeBuhn, Nagle and Wolansky were nominated for election as directors of LFC pursuant to the terms of an agreement between LFC and the Investor Group, as further described under "Item 13. Certain Relationships and Related Transactions-- Agreement with the Investor Group." The Board of Directors of LFC has delegated to this Committee the authority to administer all compensation programs of LFC and its subsidiaries. The Committee is responsible for (a) approving all salaries in excess of $150,000; (b) designing, administering and making grants under short, intermediate and long term incentive plans; and (c) overseeing the actions of the Chief Executive Officer in fixing salaries of officers whose salaries are less than $150,000 per year. Jess Hay, who retired as Chairman and Chief Executive Officer of LFC effective December 31, 1994, is a member of the compensation committee of Trinity Industries, Inc. W. Ray Wallace, former director of LFC who retired effective October 11, 1995, is the Chairman, President and Chief Executive Officer of Trinity Industries, Inc. To the best of the Company's knowledge, there was no other instance in fiscal 1995 in which an executive officer of the Company served as a director or member of a compensation committee of another corporation in a situation where an executive officer of such other corporation served as a director or member of the Compensation Committee of LFC.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive annual compensation at the rate of $30,000 and fees of $1,500 for each Board of Directors' meeting attended and $1,000 for each Board committee meeting attended on a day that a Board of Directors' meeting is not held. In addition, each non-employee director receives group life insurance coverage in the amount of $100,000.

     Non-employee directors receive a retirement benefit for 10 years following retirement in an annual amount equal to 10 percent of the annual retainer in effect at the time of termination of service as a director multiplied by the number of years of service, with the maximum annual retirement benefit not to exceed the applicable annual retainer amount. The annual retirement benefit will be paid in quarterly installments commencing on the first day of the fourth month following the retirement date. If a director dies prior to expiration of 10 years following retirement, the director's beneficiary will be entitled to receive payments for the remainder of the 10-year period. If a director dies while serving as such, a preretirement death benefit will be paid as though the individual had retired on the date of death.

     Non-employee directors also participate in the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non- Employee Directors (the "Directors' Plan"). The number of shares of Common Stock that may be subject to awards granted under the Directors' Plan is 100,000, subject to adjustment for stock splits, stock dividends, recapitalization, mergers and similar events specified in the Directors' Plan. Shares of Common Stock delivered upon the payment of awards may be newly issued shares or shares acquired by the Company in open market or other purchases.

     On November 1, 1994, the date of LFC's last annual meeting of stockholders, each non-employee director was granted 500 units under the Directors' Plan. On the date of each annual meeting of LFC's stockholders, each non-employee director who is elected to office on such date is to be awarded 500 units. Each unit represents the right of the holder thereof to be paid one share of LFC's Common Stock at the earlier of (i) the date such holder terminates service as a director of LFC and (ii) the tenth anniversary of the date of award of such unit. All units are to be paid in the event of a defined change in control of the Company, as set forth in the Directors' Plan.

     Unit holders also are entitled to receive, in respect of each outstanding unit, an amount equal to the per share amount of any regular cash dividends paid on LFC's Common Stock after the effective date of the Directors' Plan.

     Messrs. Gene H. Bishop, Robert G. Boucher, Dolph Briscoe, Hugh G. Robinson, Douglas L. Rock and Harvey M. Schuster and Dr. Diana S. Natalicio are all former directors of LFC who decided not to stand for reelection last year at LFC's 1994 Annual Meeting of Stockholders. In connection with their retirement, Messrs. Boucher, Briscoe, Robinson, Rock and Schuster received $77,430, $227,400, $77,430, $77,430 and $77,430, respectively, representing the lump-sum settlement of their retirement benefits and the fair market value of the shares to which they were entitled under the Directors' Plan. Mr. Bishop and Dr. Natalicio each received $12,000 representing the fair market value of the shares to which they were entitled under the Directors' Plan and are receiving $300,000 and $90,000, respectively, representing their retirement benefits paid in quarterly installments as described above.

     In connection with Rod Dammeyer's resignation from LFC's Board of Directors on April 11, 1995, the Company paid Mr. Dammeyer $55,939 representing the lump-sum settlement of his retirement benefits and the fair market value of the shares to which he was entitled under the Directors' Plan.

     In connection with Robert Lindsay's resignation from LFC's Board of Directors effective October 10, 1995 and Ray Wallace's retirement from LFC's Board of Directors effective October 11, 1995, Messrs. Lindsay and Wallace will receive their respective retirement benefits and shares under the Directors' Plan to which they are entitled.

EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

     Eric D. Booth. In December 1994, LFC entered into an employment agreement with Mr. Booth with a term expiring June 30, 1996 providing for ongoing employment as President and Chief Executive Officer of LFC. Mr. Booth's base salary for fiscal 1996 is $615,000, and the employment agreement entitles Mr. Booth to a minimum annual base salary increase of 5 percent. Under the agreement, Mr. Booth is eligible to receive an annual bonus equal to up to 50% of base salary for such fiscal year based upon personal and corporate goals and objectives. The agreement entitles Mr. Booth to participate in LFC's 1993 Intermediate and Long-Term Incentive Plan under which Mr. Booth was granted 200,000 phantom shares entitling him to receive a payment in each fiscal year in the employment term equal to any increase in value of such shares during such year. The agreement also entitles Mr. Booth to be provided employee benefits on the same basis as other senior executives of the Company. On July 1, 1996 and each anniversary thereof, the expiration date of the agreement may be extended an additional year if LFC or Mr. Booth has given notice to that effect not earlier than 120 days and not later than 60 days prior to any such July 1. In the event of termination of employment without cause or other breach of the agreement by LFC or upon Mr. Booth's termination of his employment for good reason, Mr. Booth shall be entitled to receive (i) payment of base salary through the balance of the employment term, (ii) (A) a prorated portion of the annual bonus and (B), if Mr. Booth has given notice that he desires to extend the employment term and such termination occurs in the 60-day period prior to the end of the applicable fiscal year, 50% of the annual bonus received for that fiscal year, (iii) amounts due with respect to the phantom shares as if Mr. Booth had remained employed through the end of the employment term and (iv) continued provision of health and welfare benefits through the balance of the employment term. Upon termination of employment within one year of the consummation of a sale of the Company, Mr. Booth shall be entitled to receive (i) payment of base salary through the balance of the employment term,
(ii) 100% of the annual bonus that he would have been eligible to receive through the balance of the employment term and (iii) amounts due with respect to the phantom shares through the consummation of such sale determined by the stock price at the time of such sale.

     Jess Hay. Mr. Hay had an employment agreement with LFC expiring June 30, 1996 providing for ongoing employment as Chairman and Chief Executive Officer of the Company and a base salary for fiscal 1995 of $600,000. Mr. Hay announced in August 1994 his intention to retire as an officer of the Company on December 31, 1994 and to step down as chairman and chief executive officer of the Company on the earlier of that date or the date on which his successor was to be named by the Company's Board of Directors. Mr. Hay's successor, Eric
D. Booth, was named by LFC's Board of Directors effective December 12, 1995.

     Mr. Hay and LFC entered into a 10-year consulting agreement effective January 1, 1995 pursuant to which Mr. Hay retired and his employment with LFC was terminated effective December 31, 1994. He was appointed Chairman Emeritus of the Company's Board of Directors effective January 1, 1995 and he continued to serve as a director of LFC. Under the consulting agreement, Mr. Hay's payment would have been $300,000 per year for the first three years, $100,000 per year for the next three years and $50,000 per year for the last four years of the consulting agreement. Mr. Hay and LFC entered into a termination agreement effective March 2, 1995 pursuant to which Mr. Hay's consulting agreement was terminated and Mr. Hay resigned from his positions as Chairman Emeritus and director of LFC. In connection with the termination, Mr. Hay received $500,000 in lieu of his termination benefits provided for in the consulting agreement. The Company will continue, at the employee premium rate, all existing health care and life insurance coverages provided by the Company as of August 2, 1994 to Mr. Hay and his wife until the earlier of December 31, 2004 or such time that Mr. Hay receives comparable coverage as a result of future employment. Mr. Hay's outstanding options will continue to be exercisable for the remainder of their original terms. If, on or before December 31, 1995, LFC enters into a definitive agreement providing for the sale of LFC or Lomas Mortgage and such definitive agreement results in the closing of such sale on or before June 30, 1996, Mr. Hay will be entitled to participate to the extent of $500,000 in the Company's "success bonus" arrangement related to the sale of all or substantially all of the Company.

     Gary H. Kell. On August 29, 1995, Lomas Mortgage entered into a severance agreement with Mr. Kell pursuant to which Mr. Kell resigned and his employment with Lomas Mortgage was terminated. In exchange for the consideration received under the severance agreement, Mr. Kell agreed to use his best efforts for a period of ninety days to assist in the consummation of a transaction with First Nationwide or one of its affiliates, whereby it acquires Lomas Mortgage's contract with a public employees retirement system. Mr. Kell had an employment agreement with Lomas Mortgage expiring December 31, 2005 and providing for ongoing employment as President and Chief Operating Officer of Lomas Mortgage. Under his employment agreement, Mr. Kell's base salary for fiscal 1996 would have been $454,800. Mr. Kell received lump-sum severance pay equal to 200% of his annual salary at the time of termination and payment representing accrued but unpaid amounts owing with respect to his fiscal 1996 bonus. As provided in his employment agreement, he was credited with additional years of age and service for purposes of calculating benefits under the Lomas Financial Group Excess Benefit Plan and the Company's Management Security Plan. Mr. Kell is entitled to receive the amounts carried in his deferred compensation account on July 1, 1996 and July 1, 1997. Mr. Kell will be eligible to participate in Lomas Mortgage's health and welfare plans at the employee premium rate until the earlier of twenty-four months or such time that Mr. Kell receives comparable coverage as a result of future employment. All Mr. Kell's options will be fully vested and will expire on August 31, 1997.

     James L. Crowson. Due to Mr. Crowson's desire to participate in the Company's enhanced pension program, Mr. Crowson and LFC entered into a severance agreement effective June 30, 1995 pursuant to which he retired and his employment with LFC was terminated. Mr. Crowson had an employment agreement with LFC expiring December 31, 1995 and providing for ongoing employment as Executive Vice President of LFC. Mr. Crowson's base salary for fiscal 1995 was $275,000. Mr. Crowson received lump-sum severance pay equal to two and one-half times his annual salary at the time of termination and payment representing vested and enhanced pension and retirement benefits payable to him under the Company's plans. If on or before December 31, 1995 LFC effects a sale of LFC or Lomas Mortgage to an entity with whom LFC has held discussions relating thereto on or before June 30, 1995, Mr. Crowson will be entitled to participate in and receive a payment of $200,000 pursuant to the Company's "success bonus" arrangement related to the sale of all or substantially all of the Company. Mr. Crowson will be eligible to participate in the Company's health and welfare plans at the employee premium rate until the earlier of twelve months and thereafter for the remainder of the period set forth in the enhanced pension program or such time that Mr. Crowson receives comparable coverage as a result of future employment. All Mr. Crowson's options will be fully vested and will expire on June 30, 1997. Mr. Crowson will continue to be eligible to participate in the Company's Stock Based Incentive Compensation Plan.

     Carey B. Wickland. Mr. Wickland has an employment agreement with Lomas Management, Inc. ("LMI") expiring on March 31, 1997, and providing for ongoing employment as President and Chief Operating Officer of LMI. Mr. Wickland's base salary for fiscal 1996 is $250,320, and the agreement entitles Mr. Wickland to a minimum annual base salary increase of 5 percent. The agreement also entitles Mr. Wickland to fully participate in all existing benefit programs of LMI and the Company (or plans or arrangements that provide at least equivalent benefits). In the event of termination of employment without cause or other breach of the agreement by LMI or upon Mr. Wickland's termination of his employment for good reason, including a defined change in control of the Company, Mr. Wickland shall be entitled to receive lump-sum severance pay in lieu of any payment to Mr. Wickland that may arise under an Employee Separation Plan (the "LMI Separation Plan") applicable to certain key employees of LMI, or otherwise under his employment agreement, in an amount equal to the greater of (i) one and one-half times his annual base salary and
(ii) the total amount of his base salary that would have accrued from the date of his termination until the earlier of (a) March 31, 1997, and (b) 48 months after his termination (the "Severance Determination Period"). Under the LMI Separation Plan, Mr. Wickland would receive, but for the terms of his employment agreement, a lump sum cash payment equal to a percentage of his base salary upon the occurrence on or before January 31, 1996 of any of the following events: (i) involuntary termination (i.e., termination without cause); (ii) constructive discharge; or (iii) mutually agreed to early retirement. Unless terminated for cause, LMI shall maintain Mr. Wickland's full participation in all existing benefit programs including but not limited to LMI's Long-Term Incentive Plan and Management Retention Plan (or shall arrange to provide Mr. Wickland with substantially similar benefits) for not less than the Severance Determination Period and three months thereafter.

     Gary White. Due to Mr. White's desire to retire as an employee under the Company's Voluntary Early Retirement Program, Mr. White and LFC entered into a consulting agreement effective December 1, 1994 pursuant to which he retired and his employment with LFC was terminated. Mr. White had an employment agreement with LFC expiring July 31, 2000 providing for ongoing employment as Senior Vice President and Chief Financial Officer of LFC and a base salary for fiscal 1995 of $220,000. The consulting agreement shall terminate on September 30, 1997 and provides for Mr. White to continue to serve as Senior Vice President and Chief Financial Officer of the Company until such termination. The consulting agreement provides for payment to Mr. White of (i) a monthly retainer of $18,400 during the consulting term, (ii) a bonus of $50,000 on or before September 30, 1995, (iii) a bonus of $165,600 on or before September 30, 1996 and (iv) a bonus of $165,600 on or before September 30, 1997. The Company will continue, at the employee premium rate, all existing health care and life insurance coverages currently provided by the Company to Mr. White and his wife for the term of the consulting agreement. Mr. White's outstanding options will be fully vested and continue to be exercisable for the remainder of their original terms. In the event of termination of Mr. White's retention without cause or other breach of the agreement by LFC, Mr. White shall be entitled to receive as liquidated damages an amount in cash equal to the unpaid portion of the bonuses that he would have been entitled to receive through the balance of the consulting term.

     Robert E. Byerley, Jr. Due to Mr. Byerley's desire to participate in the Company's enhanced pension program, Mr. Byerley and LFC entered into a consulting agreement effective March 29, 1995 pursuant to which he retired and his employment with LFC was terminated. Mr. Byerley had an employment agreement with LFC expiring March 31, 1995 providing for ongoing employment as Senior Vice President and Treasurer of LFC and a base salary for fiscal 1995 of $228,400. The consulting agreement provided for its termination on the earlier of the date on which a sale of LFC or Lomas Mortgage was effected or September 30, 1995 and for Mr. Byerley to continue to serve as Senior Vice President of LFC until such termination. Mr. Byerley received lump-sum severance pay equal to 200% of his annual salary at the time of termination, except for a portion of which was deferred, and payment representing vested and enhanced pension and retirement benefits payable to him under the Company's plans. During the term of the consulting agreement, Mr. Byerley's payment was a monthly retainer paid in advance of $15,000.

     Mr. Byerley and LFC entered into a termination agreement effective May 31, 1995 pursuant to which Mr. Byerley's consulting agreement was terminated. In connection with the termination, Mr. Byerley received $55,000 in lieu of his termination benefits provided for in the consulting agreement and $101,067 in lieu of his deferred payment under the consulting agreement. Mr. Byerley will be eligible to participate in the Company's health and welfare plans at the employee premium rate until the earlier of May 31, 1997 and thereafter for the remainder of the period set forth in the enhanced pension program or such time that Mr. Byerley receives comparable coverage as a result of future employment. All Mr. Byerley's options will be fully vested and will expire on August 31, 1997. Mr. Byerley will continue to be eligible to participate in the Company's Stock Based Incentive Compensation Plan.

     Robert R. Denton. In December 1994, LFC entered into an employment agreement with Mr. Denton with a term expiring June 30, 1996 providing for ongoing employment as Executive Vice President of LFC. Mr. Denton's base salary for fiscal 1996 is $256,250, and the employment agreement entitles Mr. Denton to a minimum annual base salary increase of 5 percent. Under the agreement, Mr. Denton is eligible to receive an annual bonus equal to up to 50% of base salary for such fiscal year based upon personal and corporate goals and objectives. The agreement entitles Mr. Denton to participate in LFC's 1993 Intermediate and Long-Term Incentive Plan under which Mr. Denton was granted 100,000 phantom shares entitling him to receive a payment in each fiscal year in the employment term equal to any increase in value of such shares during such year. The agreement also entitles Mr. Denton to be provided employee benefits on the same basis as other senior executives of the Company. On July 1, 1996 and each anniversary thereof, the expiration date of the agreement may be extended an additional year if LFC or Mr. Denton has given notice to that effect not earlier than 120 days and not later than 60 days prior to any such July 1. In the event of termination of employment without cause or other breach of the agreement by LFC or upon Mr. Denton's termination of his employment for good reason, Mr. Denton shall be entitled to receive (i) payment of base salary through the balance of the employment term, (ii) (A) a prorated portion of the annual bonus and (B), if Mr. Denton has given notice that he desires to extend the employment term and such termination occurs in the 60-day period prior to the end of the applicable fiscal year, 50% of the annual bonus received for that fiscal year, (iii) amounts due with respect to the phantom shares as if Mr. Denton had remained employed through the end of the employment term and (iv) continued provision of health and welfare benefits through the balance of the employment term. Upon termination of employment within one year of the consummation of a sale of the Company, Mr. Denton shall be entitled to receive (i) payment of base salary through the balance of the employment term,
(ii) 100% of the annual bonus that he would have been eligible to receive through the balance of the employment term and (iii) amounts due with respect to the phantom shares through the consummation of such sale determined by the stock price at the time of such sale.

     1993 Intermediate and Long Term Incentive Plan. Pursuant to the Lomas Financial Corporation 1993 Intermediate and Long Term Incentive Plan, in which program Messrs. Booth, Wickland, White and Denton participate, in the event of a defined change in control of the Company with respect to certain of the Company's senior executive officers (which, for the purposes of this provision only, shall include no more than 10 persons; provided that a limited number of additional senior executive officers may also be included with respect to this provision if each such additional person is approved by the Compensation Committee and the Board), all stock options and SARs would become fully vested and immediately exercisable for such senior executive officers, the restrictions applicable to all shares of restricted stock would lapse for such senior executive officers, and the vesting of performance shares or performance units would be determined as if the performance period or performance cycle had ended upon such defined change in control for such senior executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 1995 all Section 16(a) filing requirements were complied with except for (1) a Form 3 report reflecting no beneficial ownership of securities that was filed 19 days late by Mr. William Anderson in connection with his appointment to LFC's Board of Directors; (2) a Form 4 report covering two transactions that was filed 32 days late by Lynda-Ross Vega, former Executive Vice President of Systems of Lomas Information Systems, Inc.; and (3) a Form 5 report covering two transactions (which should have been reported earlier on a Form 4 but were not reported) that was filed 7 days late by Mr. Robert E. Byerley, Jr., former Senior Vice President and Treasurer of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of shares of LFC's Common Stock, as of September 27, 1995 (except as noted in the footnotes to the table), by each person or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who is known to the management of the Company to be the beneficial owner of more than 5 percent of LFC's outstanding Common Stock.

                                                                                  Amount and
  Title                                                                            Nature of        Percent
    of                                                                            Beneficial           of
  Class                  Name and Address of Beneficial Owner                      Ownership         Class*
--------          -------------------------------------------------              ------------       -------
Common            Investor Group(1)
  Stock             Greenwich - American Centre
                    2 American Lane
                    Greenwich, Connecticut  06836-2571  . . . . . .              4,902,679(2)        23.9(3)

                  The Equitable Companies(4)
                    787 Seventh Avenue
                    New York, New York  10019 . . . . . . . . . . .              1,475,443(5)         6.8(6)

                  Tweedy, Browne L.P.(7)
                    52 Vanderbilt Avenue
                    New York, NY  10017 . . . . . . . . . . . . . .              1,159,225(8)         5.7

(1) Based on information set forth in the Schedule 13D joint filing dated March 30, 1992, and most recently amended on October 6, 1995, by Cold Spring Associates, L.P., a Delaware limited partnership ("CSA"); Green Pond Associates, L.P., a Delaware limited partnership ("GPA"); Cold Spring Management, Inc., a Delaware corporation ("Cold Spring Management"); Green Pond Management, Inc., a Delaware corporation ("Green Pond Management"); Paloma Securities, L.P., a Delaware limited partnership ("Paloma"); Sunrise Partners Limited Partnership, a Delaware limited partnership ("Sunrise Partners"); Dawn General Partner Corp., a Delaware corporation ("Dawn General Partner"); Paloma General Partners, L.P., a Delaware limited partnership ("Paloma General Partners"); Paloma Partners Management Company, a Delaware corporation ("Paloma Management"); S. Donald Sussman; and Paul Wolansky (collectively, the "Investor Group") and Form 4 for August 1992 filed September 8, 1992, by GPA and Green Pond Management (the "Investor Group Filings"). According to the Investor Group Filings, CSA is the beneficial owner of 1,223,348 shares of Common Stock; GPA is the beneficial owner of 2,274,850 shares of Common Stock and $4,295,000 principal amount of LFC's convertible notes due 2003 (the "Notes"), which are convertible into an additional 245,428 shares of Common Stock; Sunrise Partners is the beneficial owner of 131,983 shares of Common Stock and $1,697,000 principal amount of Notes, which are convertible into an additional 96,971 shares of Common Stock; Paloma is the beneficial owner of 929,300 shares of Common Stock; and Mr. Wolansky is the beneficial owner of 457 shares of Common Stock and $6,000 principal amount of Notes, which are convertible into an additional 342 shares of Common Stock.

     Cold Spring Management, Green Pond Management, Dawn General Partner, Paloma General Partners, Paloma Management and Mr. Sussman do not directly own any shares of Common Stock. According to the Investor Group Filings,
     (i) Cold Spring Management, as a general partner of CSA, may be deemed to be the beneficial owner of all of the shares of Common Stock beneficially owned by CSA; (ii) Green Pond Management, as a general partner of GPA, may be deemed to be the beneficial owner of all of the shares of Common Stock and Notes beneficially owned by GPA; (iii) each of Dawn General Partner and Paloma General Partners, as general partners of Sunrise Partners, may be deemed to be beneficial owners of all of the Common Stock and Notes beneficially owned by Sunrise Partners; (iv) Paloma Management, as general partner of each of Paloma and Paloma General Partners, may be deemed to be the beneficial owner of all of the shares of Common Stock beneficially owned by Paloma and Sunrise Partners; (v) Mr. Sussman may be deemed to be the beneficial owner of all of the shares of Common Stock and Notes owned by GPA, CSA, Sunrise Partners and Paloma; and (vi) as a result of his stock ownership of Green Pond Management, Mr. Wolansky may be deemed to be the beneficial owner of all the shares of Common Stock and Notes owned by GPA.

(2) Includes 245,428, 96,971 and 342 shares of Common Stock issuable to GPA, Sunrise Partners and Mr. Wolansky, respectively, upon the conversion of Notes in an aggregate principal amount of $5,998,000.

(3) Calculated based upon 20,491,955 shares of Common Stock that would be outstanding upon conversion of GPA, Sunrise Partners and Mr. Wolansky's Notes.

(4) Includes The Equitable Companies Incorporated, a holding company and a Delaware corporation at the address noted above in the table; Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle, both located at 101-100 Terrasse Boieldieu, 92042 Paris La Defense France; AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle, both located at La Grande Arche, Pardi Nord, 92044 Paris La Defense France; Uni Europe Assurance Mutuelle, located at 24 Rue Drouot, 75009 Paris France (each of which are insurance companies organized under the laws of France); and AXA, a holding company organized under the laws of France, located at 23 Avenue Matignon, 75008 Paris France (collectively, "The Equitable Companies").

(5) Based on information set forth in the Schedule 13G dated February 10, 1993, and most recently amended on February 10, 1995, filed jointly by The Equitable Companies, The Equitable Companies Incorporated, as a parent holding company, beneficially owns the Common Stock indirectly through the following subsidiaries: The Equitable Life Assurance Society of the United States ("The Equitable") beneficially owns 1,475,443 shares of Common Stock, of which 1,299,402 shares will be issuable upon the exercise of warrants and $438,000 principal amount of the Notes which are convertible into 25,028 shares of Common Stock.

(6) Includes 1,299,402 shares of Common Stock issuable upon the exercise of warrants and 25,028 shares of Common Stock issuable upon the conversion of the Notes in an aggregate principal amount of $438,000 to The Equitable.

(7) Includes Tweedy, Browne Company L.P. ("TBC"), a Delaware limited partnership; TBK Partners, L.P. ("TBK"), a Delaware limited partnership; and Vanderbilt Partners, L.P. ("Vanderbilt"), a Delaware limited partnership. The general partners of each of TBC, TBK and Vanderbilt are Christopher H. Browne, William H. Browne, James M. Clark, Jr. and John D. Spears. In addition, Thomas P. Knapp is a general partner of Vanderbilt.

(8) Based on information set forth in the Schedule 13D dated October 4, 1993, and as most recently amended on July 12, 1995, TBC beneficially owns 1,159,225 shares of Common Stock of which 210 shares are held in an account for a charitable foundation of which Christopher H. Browne and James M. Clark, Jr. are two of the trustees; TBK beneficially owns 94,955 shares of Common Stock; and Vanderbilt beneficially owns 50,600 shares of Common Stock. James M. Clark, Jr. may be deemed to beneficially own 2,090 shares of Common Stock, for which he may be deemed to have sole or shared voting power. John D. Spears may be deemed to beneficially own 17,570 shares of Common Stock, for which he may be deemed to have sole or shared voting power. TBC has investment discretion with respect to 1,159,225 shares of Common Stock held in various accounts on behalf of customers.
     Of these shares of Common Stock, TBC has (i) no power to vote 232,695 shares and (ii) sole power to vote 926,530 shares. Each of the general partners, solely by reason of their positions as such, may be deemed to have (i) shared power to direct the disposition of all of the shares of Common Stock held on behalf of customers, and (ii) shared power to vote the 926,530 shares held in certain accounts on behalf of customers. TBK has sole power to vote and dispose of 94,955 shares of Common Stock, except that the general partners in TBK, solely by reason of their positions as such, may be deemed to have shared power to vote and dispose of such shares. Vanderbilt has sole power to vote and dispose of 50,600 shares of Common Stock, except that the general partners of Vanderbilt, solely by reason of their positions as such, may be deemed to have shared power to vote and dispose of such shares.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of shares of LFC's Common Stock, as of September 27, 1995 (except as noted in the footnotes to the table), by the directors and executive officers listed in the Summary Compensation Table and by all directors and executive officers as a group.

                                                                                  Amount and
  Title                                                                            Nature of        Percent
    of                                                                            Beneficial           of
  Class                        Name of Beneficial Owner                            Ownership         Class*
---------         -----------------------------------------------                 ----------        -------
Common            William Anderson  . . . . . . . . . . . . . . .                      --(1)            *
Stock             Eric D. Booth . . . . . . . . . . . . . . . . .                      --(1)            *
                  Mark M. Feldman . . . . . . . . . . . . . . . .                   1,000(1)            *
                  Robert LeBuhn . . . . . . . . . . . . . . . . .                   4,000(1)            *
                  Robert V. Lindsay . . . . . . . . . . . . . . .                   5,500(1)(2)         *
                  Reid Nagle  . . . . . . . . . . . . . . . . . .                   1,000(1)            *
                  Paul T. Walker  . . . . . . . . . . . . . . . .                   4,500(1)            *
                  W. Ray Wallace  . . . . . . . . . . . . . . . .                   5,735(1)(2)         *
                  Paul S. Wolansky  . . . . . . . . . . . . . . .                   1,799(1)            *
                  Jess Hay  . . . . . . . . . . . . . . . . . . .                 228,678(3)         1.12
                  Gary H. Kell  . . . . . . . . . . . . . . . . .                  30,010(3)            *
                  James L. Crowson  . . . . . . . . . . . . . . .                  54,736(3)            *
                  Carey B. Wickland . . . . . . . . . . . . . . .                   6,334(3)            *
                  Gary White  . . . . . . . . . . . . . . . . . .                  29,025(3)            *
                  Robert E Byerley, Jr. . . . . . . . . . . . . .                  24,002(3)            *
                  Robert R. Denton. . . . . . . . . . . . . . . .                       8(3)            *
                  All Directors and Executive Officers as a Group
                    (16 persons, excluding Messrs. Hay,
                    Kell, Crowson and Byerley)  . . . . . . . . .                  70,831(3)(4)         *

*Denotes less than 1%.

(1)  Amounts include shares of Common Stock issuable as follows:

                                                                     Right to Acquire
                                            ------------------------------------------------------------------
                                                     Notes
                                            ----------------------
                                            Principal    Number of                  Restricted     Exercisable
                                             Amount        Shares      Warrants     Stock Units      Options
                                            ---------    ---------     --------     -----------    -----------
William Anderson  . . . . . . . . . .           --            --            --            --
Eric D. Booth . . . . . . . . . . . .           --            --            --            --
Mark M. Feldman . . . . . . . . . . .           --            --            --         1,000              --
Robert LeBuhn . . . . . . . . . . . .           --            --            --         1,000              --
Robert V. Lindsay . . . . . . . . . .           --            --            --         3,500              --
Reid Nagle  . . . . . . . . . . . . .           --            --            --         1,000              --
Paul T. Walker  . . . . . . . . . . .           --            --            --         3,500              --
W. Ray Wallace  . . . . . . . . . . .           --            --         2,235         3,500              --
Paul S. Wolansky  . . . . . . . . . .       $6,000           342            --         1,000              --

     Includes 2,000 and 1,000 shares held jointly by Messrs. Lindsay and Walker, respectively, with their respective spouses.

     Includes three shares held by the spouse of Mr. Wallace, as to which he disclaims beneficial ownership.

     As a result of his ownership in Green Pond Management, certain shares of Common Stock beneficially owned by the Investor Group may be deemed to be beneficially owned by Mr. Wolansky. See footnote (1) under "--Security Ownership of Certain Beneficial Owners."

(2) Mr. Lindsay resigned as a director of LFC effective October 10, 1995, and Mr. Wallace retired as a director of LFC effective October 11, 1995.

(3) Amounts include shares of Common Stock issuable to Messrs. Hay, Kell, Crowson, Wickland, White, Byerley and Denton and all directors and executive officers as a group as follows:


                                                                           Right to Acquire
                                                           --------------------------------------------------
                                                                   Notes
                                                           ----------------------
                                                           Principal    Number of                 Exercisable
                                                            Amount        Shares      Warrants      Options
                                                           ---------    ---------     --------    -----------
Jess Hay  . . . . . . . . . . . . . . . . . . . . . .       $27,000       1,542        52,871       125,000
Gary H. Kell  . . . . . . . . . . . . . . . . . . . .            --          --             9        30,000
James L Crowson . . . . . . . . . . . . . . . . . . .            --          --            --        33,334
Carey B. Wickland . . . . . . . . . . . . . . . . . .            --          --            --         6,334
Gary White  . . . . . . . . . . . . . . . . . . . . .            --          --           670        19,000
Robert E. Byerley, Jr.  . . . . . . . . . . . . . . .            --          --             2        24,000
Robert R. Denton  . . . . . . . . . . . . . . . . . .            --          --            --            --
All Directors and Executive Officers
 as a Group  (16 persons, excluding Messrs. Hay,
 Kell, Crowson and Byerley) . . . . . . . . . . . . .        $6,000         342         2,912        35,501

(4) Includes (a) 2,000 and 1,000 shares of Common Stock held by Messrs. Lindsay and Walker, respectively, jointly with their respective spouses and (b) three shares held by the spouse of Mr. Wallace, as to which he disclaims beneficial ownership. All non-employee director nominees as a group hold 14,500 restricted stock units representing the right to acquire 14,500 shares of Common Stock in certain events (see "Item 11. Directors and Officers of the Registrant--Compensation of Directors"). In addition, certain additional shares of Common Stock beneficially owned by the Investor Group may be deemed to be beneficially owned by Mr. Wolansky, a director of the Company, as a result of his equity ownership in Green Pond Management (see footnote (1) under "--Security Ownership of Certain Beneficial Owners").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT INDEBTEDNESS

    In January 1995, the Company made a secured $90,000 bridge loan to W. Joseph Dryer when he became Senior Vice President and Chief Control Officer of the Company. The rate of interest on the loan was 8.5%. Proceeds of the loan were used by Mr. Dryer in connection with his purchase of a home in Dallas as a result of his relocation of employment from San Francisco, California to Dallas. The loan and accrued interest were paid back in full by Mr. Dryer on March 9, 1995 upon the sale of his home in California.

    The Company, in July 1993, made an unsecured $100,000 loan to Robert E. Byerley, Jr., former Senior Vice President and Treasurer of the Company. The loan was evidenced by a note payable to the Company due in two annual installments of $50,000 each, plus accrued interest, due, respectively, on July 15, 1995 and July 15, 1996. Interest on the note floated with the prime lending rate as published in THE WALL STREET JOURNAL. Proceeds of the loan were used by Mr. Byerley in connection with his purchase of a home. The loan and accrued interest was paid back in full by Mr. Byerley on March 29, 1995 pursuant to his consulting agreement with the Company which was subsequently terminated effective May 31, 1995.

AGREEMENT WITH THE INVESTOR GROUP

    On August 3, 1993 LFC entered into an agreement (the "Investor Group Agreement") with LFC's largest stockholder. Pursuant to the Investor Group Agreement, LFC agreed to (i) elect Mark M. Feldman to immediately fill a vacancy on the Board until the 1993 Annual Meeting, (ii) propose an amendment to its Restated Certificate of Incorporation for consideration by its stockholders to increase the maximum number of its directors to 17, (iii) nominate four persons to be designated by the Investor Group for election at the 1993 Annual Meeting to serve as directors of LFC, (iv) nominate three persons to be designated by the Investor Group for election at the 1994 Annual Meeting to serve as directors of LFC and (v) other matters as set forth in the Investor Group Agreement. In an amendment to the Investor Group Agreement dated September 23, 1994, LFC agreed (i) to fix the number of directors to be elected at the 1994 Annual Meeting at 10 and (ii) to nominate an additional person (for a total of 4 persons) to be designated by the Investor Group for election at the 1994 Annual Meeting to serve as a director of LFC. The Investor Group designated Mark M. Feldman, Robert LeBuhn, Reid Nagle and Paul
S. Wolansky as its designees for nomination for director at the 1993 Annual Meeting and designated Mark M. Feldman, Robert LeBuhn, Reid Nagle and Paul S. Wolansky for nomination at the 1994 Annual Meeting. Pursuant to the terms of the Investor Group Agreement, LFC's Board committees generally will have approximately the same ratio of the Investor Group's designees to the total committee membership as the total number of Investor Group's designees to the membership of the Board. Mr. Wolansky is a member of the Investor Group and an executive officer of CSA, and Mr. Feldman is a former member of the Investor Group and former executive officer of CSA and GPA. CSA and GPA beneficially own 5.8 percent and 12.6 percent, respectively, of LFC's Common Stock as of September 27, 1995. Pursuant to the terms of the Investor Group Agreement, the Investor Group voted all of its shares at the 1994 Annual Meeting of LFC's stockholders in favor of the election of all 10 nominees for director of LFC. The Investor Group Agreement provides that it will expire upon the earlier to occur of (i) the resignation of all the director designees of the Investor Group from LFC's Board or (ii) immediately after the 1995 Annual Meeting of LFC's stockholders.

    Effective June 30, 1995, Cold Spring Management and Green Pond Management redeemed Mr. Feldman's interests in these companies and he withdrew from the Investor Group. Upon becoming an executive officer of LFC effective July 1, 1995, Mr. Feldman remained a director of LFC but ceased to be a director of LFC pursuant to the Investor Group Agreement.

OTHER TRANSACTIONS

    Employment Agreement with Mark M. Feldman. In June 1995, LFC and Lomas Mortgage entered into an employment agreement with Mark M. Feldman, a director of LFC, with a term commencing on July 1, 1995 and ending on the later of July 1, 1996 and the financial restructuring of the Company. The employment agreement provides for ongoing employment as Executive Vice President and Chief Restructuring Officer of LFC and an annual base salary of $300,000. Mr. Feldman may also be eligible for bonus compensation at the discretion of the Company. The agreement also entitles Mr. Feldman to be provided employee benefits on the same basis as the other senior executives of the Company or, if he opts out of the Company health insurance plan, a cash payment equal to the amount of health insurance premium the Company would have paid on his behalf. In the event of termination of employment without cause or other breach of the agreement by the Company or upon Mr. Feldman's termination of his employment for good reason, Mr. Feldman shall be entitled to receive (i) payment of base salary through the balance of the employment term, (ii) any bonus payment to which he would otherwise have been entitled and (iii) continued provision of health and welfare benefits through the balance of the employment term.

     Consulting and Termination Agreement with Ramona Taylor. Due to the desire of Ramona Taylor, former Senior Vice President and Secretary of LFC, to retire under the Company's Voluntary Early Retirement Program, Ms. Taylor and LFC entered into a consulting agreement effective December 1, 1994 pursuant to which her employment with LFC was terminated. In connection with her retirement, Ms. Taylor received $684,768 representing her pension benefits due under the qualified plan and is to receive $43,000 during the first 12 months following retirement and $193,500 the next 108 months thereafter under the Management Security Plan. Ms. Taylor had an employment agreement with LFC expiring September 30, 1995 providing for ongoing employment as Senior Vice President and

Secretary of LFC and a base salary for fiscal 1995 of $130,000. The consulting agreement was to terminate on December 31, 1996 and provided for Ms. Taylor to continue to serve as Senior Vice President and Secretary of LFC until such termination. The consulting agreement provided for payment to Ms. Taylor of $141,700 for the first 13 months and $130,800 for the remaining 12 months of the consulting term. Ms. Taylor and LFC entered into a termination agreement effective April 30, 1995 pursuant to which Ms. Taylor's consulting agreement was terminated. In connection with the termination, Ms. Taylor received $207,998 representing her termination benefits provided for in the consulting agreement. The Company will continue, at the employee premium rate, all existing health care and life insurance coverages provided by the Company as of December 1, 1994 to Ms. Taylor until the earlier of December 31, 1996 or such time that Ms. Taylor receives comparable coverage as a result of future employment. Ms. Taylor's outstanding options are fully vested and will continue to be exercisable for the remainder of their original terms.

    Bert P. Headden Employment Termination. In connection with the termination of his employment as Executive Vice President of Lomas Mortgage effective January 20, 1995, Bert P. Headden received $277,200 of severance payment as provided for under the terms of Mr. Headden's employment agreement with Lomas Mortgage dated November 11, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of this report:

           (i) The following consolidated financial statements are included in
Item 8.

                                                                                                        Pages
                                                                                                        -----
               Consolidated Balance Sheet--June 30, 1995 and 1994   . . . . . . . . . . . . . . . . .    33
               Statement of Consolidated Operations--Years Ended June 30, 1995, 1994 and 1993   . . .    34
               Statement of Consolidated Stockholders' Equity (Deficit)--Years Ended
                 June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35
               Statement of Consolidated Cash Flows--Years Ended June 30, 1995, 1994 and 1993   . . .    36
               Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .    37

          (ii) The following financial statement schedule is included in Item 8:

               Schedule I--Condensed Financial Information of Registrant  . . . . . . . . . . . . . .    66

               All other schedules are omitted as the required information is inapplicabale or the information is presented in the Consolidated Financial Statements or related notes.

           Financial statements (and summarized financial information) of unconsolidated subsidiaries and 50-Percent-or- Less-Owned Persons accounted for by the equity method are not presented because they do not, individually or in aggregate, constitute a significant subsidiary.

     (b)   Exhibits:


     Exhibit
     Number
     -------

     (3.1)         Restated Certificate of Incorporation of Lomas Financial
                   Corporation.

*    (3.2)         Restated Bylaws of Lomas Financial Corporation (Exhibit 3.1
                   to LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (4.1)         Indenture dated as of November 1, 1991 between LFC and Texas
                   Commerce Bank National Association, as Trustee, relating to
                   $140,000,000 9% Senior Convertible Notes Due 2003 (Exhibit
                   T3C to LFC's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3 relating to Senior Notes Due 2003, filed on December 24, 1991, No.
                   22-21558).

*    (4.2)         Indenture dated as of October 1, 1992 between Lomas Mortgage and Bankers Trust Company, as Trustee, relating to $150,000,000 9-3/4% Senior Notes due October 1, 1997 and
                   $190,000,000 10-1/4% Senior Notes due October 1, 2002
                   (Exhibit T3C to Lomas Mortgage's Application for
                   Qualification of Indenture under the Trust Indenture Act of
                   1939 on Form T-3 related to Senior Notes due 1999, filed on December 24, 1991, No. 22-21559).

*    (4.3)         Warrant Agreement dated as of January 30, 1992 between LFC and Society National Bank (formerly Ameritrust Company
                   National Association), as Warrant Agent (Exhibit 4.4 to
                   LFC's Form 8 filed on April 22, 1993).

*    (10.1)        Lomas Financial Corporation and Subsidiaries Tax Sharing
                   Agreement dated as of June 30, 1992 (Exhibit 10.18 to Lomas
                   Mortgage's preliminary Registration Statement on Form S-1 filed on September 4, 1992, No. 33-48529).

*    (10.2)        Interest Rate and Currency Exchange Agreement (the "Interest
                   Rate and Currency Exchange Agreement") dated July 7, 1992 between Lomas Mortgage and Lehman Brothers Special Financing
                   Inc. ("LBSF") (Exhibit 10.14 to the Lomas Mortgage's Form
                   10-K for the fiscal year ended June 30, 1993).

*    (10.3)        Amendment No. 1 to Interest Rate and Currency Exchange
                   Agreement dated May 25, 1994 (Exhibit 10.2 to LFC's Form
                   10-K for the fiscal year ended June 30, 1994).

*    (10.4)        Amended and Restated Master Pledge Agreement dated April 8,
                   1994 between Lomas Mortgage, as Pledgor, and LBSF, as
                   Pledgee (the "Amended and Restated Master Pledge Agreement")
                   (Exhibit 10.4 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.5)        Amendment No. 1 to Amended and Restated Master Pledge
                   Agreement dated May 25, 1994 (Incorporated by reference to
                   Exhibit 10.1 to LFC's Form 10-K for the fiscal year ended
                   June 30, 1994).

*    (10.6)        Amendment No. 2 to Amended and Restated Master Pledge
                   Agreement dated as of July 15, 1994 (Exhibit 10.9 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.7)        Restated Loan and Security Agreement dated July 8, 1993
                   among Lomas Mortgage, the bank signatories thereto, Bank
                   One, Texas, N.A., as Administrative Agent, and Texas
                   Commerce Bank National Association, as Syndication Agent
                   (the "Restated Loan and Security Agreement") (Exhibit 10.1 to Lomas Mortgage's Form 10-K for the fiscal year ended June
                   30, 1993).

*    (10.8)        First Amendment to Restated Loan and Security Agreement
                   dated September 15, 1993 (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.9)        Second Amendment to Restated Loan and Security Agreement
                   dated September 30, 1993 (Exhibit 10.4 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.10)       Third Amendment to Restated Loan and Security Agreement
                   dated November 30, 1993 (Exhibit 10.5 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.11)       Fourth Amendment to Restated Loan and Security Agreement
                   dated February 28, 1994 (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.12)       Fifth Amendment to Restated Loan and Security Agreement
                   dated March 31, 1994 (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.13)       Sixth Amendment to Restated Loan and Security Agreement
                   dated September 15, 1994 (Exhibit 10.3 to LFC's Form 10-K for the fiscal year ended June 30, 1994).

*    (10.14)       Seventh Amendment to Restated Loan and Security Agreement
                   dated June 30, 1994 (Exhibit 10.4 to LFC's Form 10-K for the fiscal year ended June 30, 1994).

*    (10.15)       Eighth Amendment to Restated Loan and Security Agreement
                   dated November 29, 1994 (Exhibit 10.2 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.16)       Ninth Amendment to Restated Loan and Security Agreement
                   dated February 13, 1995 and effective as of December 31, 1994 (Exhibit 10.20 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

     (10.17) Tenth Amendment to Restated Loan and Security Agreement (and Waiver) dated as of June 30, 1995.

*    (10.18)       Agreement dated August 3, 1993 between LFC and entities and individuals listed therein as the Investor Group (the
                   "Investor Group Agreement") (Exhibit 1 to LFC's Form 8-K filed on August 5, 1993).

*    (10.19)       Amendment to the Investor Group Agreement dated as of
                   September 23, 1994 (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.20)       Agreement dated September 29, 1993 between LFC and IDS Bond
                   Fund, Inc. (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended September 30, 1993).

*    (10.21)       Agreement dated September 30, 1993 between LFC and General
                   Electric Capital Corporation (Exhibit 10.4 to LFC's Form
                   10-Q for the quarterly period ended September 30, 1993).

*    (10.22)       Agreement regarding Delaware Law dated November 9, 1993
                   between LFC and entities and individuals listed therein as the Investor Group (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.23)       Master Repurchase Agreement (the "Master Repurchase
                   Agreement") dated April 11, 1994 between Lomas Mortgage and
                   DLJ Mortgage Capital, Inc. ("DLJ")(Exhibit 10.5 to LFC's
                   Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.24)       First Amendment to Master Repurchase Agreement dated April
                   11, 1994 between Lomas Mortgage and DLJ (Exhibit 10.6 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1994).

*    (10.25)       Whole Loan Financing Facility dated May 16, 1994 (the "Whole
                   Loan Financing Facility") between Lomas Mortgage and DLJ
                   (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.26)       Promissory Note dated as of May 16, 1994 executed by Lomas
                   Mortgage for the benefit of DLJ in the principal amount of $600,000,000 (the "Promissory Note") (Exhibit 10.4 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.27)       Whole Loan Financing Program Tri-Party Custody Agreement
                   dated as of May 16, 1994 between Lomas Mortgage, as Customer, DLJ and Bank One, Texas, N.A., as Custodian (the
                   "Tri-Party Custody Agreement") (Exhibit 10.5 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.28)       Pledge Agreement dated as of May 16, 1994 by and between DLJ and Lomas Mortgage (the "Pledge Agreement") (Exhibit 10.6 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.29)       Commitment Letter dated May 18, 1994 between Lomas Mortgage and DLJ (the "1994 Commitment Letter") relating to the Whole
                   Loan Financing Facility, the Promissory Note, the Pledge
                   Agreement and the Tri- Party Custody Agreement
                   (collectively, the "Agreements") (Exhibit 10.7 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.30)       Amendment to the 1994 Commitment Letter dated February 8,
                   1995 and effective as of December 31, 1994 (Exhibit 10.8 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

     (10.31) Commitment Letter dated May 22, 1995 between Lomas Mortgage and DLJ (the "1995 Commitment Letter") relating to the Agreements.

     (10.32) Letter dated June 27, 1995 between Lomas Mortgage and DLJ modifying and amending the 1995 Commitment Letter and the Agreements.

*    (10.33)       Agreement dated September 30, 1994 among LFC, General
                   Electric Capital Corporation and ELLCO Leasing Corporation relating to the termination of the General Escrow and the General

                   Escrow Agreement (Exhibit 10.11 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.34)       Asset Purchase Agreement dated as of December 16, 1994 by
                   and between Lomas Information Systems, Inc., as Seller,
                   Residential Information Services Limited Partnership, as
                   Buyer, LFC, Lomas Mortgage and Residential Services
                   Corporation of America (Exhibit 10.12 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.35)       Commitment Agreement dated as of April 24, 1995 between
                   Lomas Mortgage, as Lender, and Federal National Mortgage
                   Association ("Fannie Mae") (Exhibit 10.8 of LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.36)       As Soon As Pooled Option II Letter Agreement dated April 24,
                   1995 between Lomas Mortgage, as Lender, and Fannie Mae
                   (Exhibit 10.9 of LFC's Form 10-Q for the quarterly period ended March 31, 1995).

     (10.37) Asset Purchase Agreement dated as of September 5, 1995 by and between First Nationwide Mortgage Corporation ("First Nationwide") and Lomas Mortgage.

     (10.38) First Amendment to Asset Purchase Agreement dated as of October 2, 1995 by and between First Nationwide and Lomas Mortgage.

     (10.39) Master Repurchase Agreement dated as of September 19, 1995 between First Nationwide and Lomas Mortgage.

     (10.40) Tri-Party Custody Agreement dated as of September 19, 1995 by and among Lomas Mortgage, as Seller, First Nationwide, as Buyer, and Bank One, Texas, National Association, as Custodian.

     (10.41) Subservicing and Transition Services Agreement dated as of October 2, 1995 between First Nationwide and Lomas Mortgage.

     (10.42) Affidavit of Eric D. Booth in Support of First Day Orders filed in connection with the Chapter 11 petitions of the Debtor Corporations.

*    (10.43)       Employment Agreement dated as of April 1, 1993 between Lomas
                   Management, Inc., LFC and Carey B. Wickland (Exhibit 10.18 to LFC's Form 10-K for the fiscal year ended June 30, 1993).

     (10.44) First Amendment to Employment Agreement dated as of May 23, 1995 by and among Carey B. Wickland, Lomas Management, Inc., LFC and Lomas Mortgage.

*    (10.45)       Employment Agreement dated as of August 1, 1993 between
                   Lomas Information Systems, Inc. and Thomas J.  Clooney
                   (Exhibit 10.7 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.46)       Employment Agreement dated March 1, 1994 between Lomas
                   Mortgage and Gary H. Kell (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.47)       Amendment to Employment Agreement dated March 31, 1995
                   between Lomas Mortgage and Gary H. Kell (Exhibit 10.5 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

     (10.48) Severance Agreement dated as of August 29, 1995 between Lomas Mortgage and Gary H. Kell.

*    (10.49)       Consulting Agreement dated as of August 2, 1994 by and
                   between LFC and Jess Hay (Exhibit 10.17 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.50)       Termination Agreement effective March 2, 1995 by and between
                   LFC and Jess Hay (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.51)       Consulting Agreement dated as of November 1, 1994 by and
                   between LFC and Gary White (Exhibit 10.18 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

     (10.52) First Amendment to Consulting Agreement dated as of May 23, 1995 by and between LFC, Lomas Mortgage and Gary White.

     (10.53) Second Amendment to Consulting Agreement dated as of September 21, 1995 by and between LFC, Lomas Mortgage, ST Lending, Inc. and Gary White.

*    (10.54)       Consulting Agreement dated as of November 1, 1994 by and
                   between LFC and Ramona Taylor (Exhibit 10.19 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.55)       Termination Agreement effective April 30, 1995 by and
                   between LFC and Ramona Taylor (Exhibit 10.6 to LFC's Form
                   10-Q for the quarterly period ended March 31, 1995).

*    (10.56)       Employment Agreement dated as of December 1, 1994 by and
                   between LFC and Eric D. Booth (Exhibit 10.13 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.57)       First Amendment to Employment Agreement dated as of May 11,
                   1995 by and between LFC and Eric D. Booth (Exhibit 10.12 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (10.58)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan Phantom Stock Agreement dated as of December
                   12, 1994 between LFC and Eric D. Booth (Exhibit 10.15 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.59)       Employment Agreement dated as of December 1, 1994 by and
                   between LFC and Robert R. Denton (Exhibit 10.14 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.60)       First Amendment to Employment Agreement dated as of May 11,
                   1995 by and between LFC and Robert R. Denton (Exhibit 10.13 to LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (10.61)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan Phantom Stock Agreement dated as of December
                   12, 1994 between LFC and Robert R. Denton (Exhibit 10.16 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.62)       Employment Agreement dated as of January 3, 1995 by and
                   between LFC and W. Joseph Dryer (Exhibit 10.1 to LFC's Form
                   10-Q for the quarterly period ended March 31, 1995).

     (10.63) First Amendment to Employment Agreement dated as of May 11, 1995 by and between W. Joseph Dryer, LFC and Lomas Mortgage.

*    (10.64)       Consulting Agreement dated as of March 29, 1995 by and
                   between LFC and Robert E. Byerley, Jr. (Exhibit 10.4 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

     (10.65) Termination Agreement dated as of May 25, 1995, by and between LFC and Robert E. Byerley, Jr.

     (10.66) Severance Agreement dated as of May 18, 1995 by and between LFC and James L. Crowson.

     (10.67) Employment Agreement dated as of June 28, 1995 by and between LFC, Lomas Mortgage and Mark M. Feldman.

*    (10.68)       Lomas Financial Group Pension Plan (Exhibit 10.10 to Lomas
                   Mortgage's preliminary Registration Statement on Form S-1 filed on June 26, 1992, No. 33-48529).

*    (10.69)       Amendment No. 1 to the Lomas Financial Group Pension Plan as
                   restated effective January 1, 1991 (Exhibit 10.4 to LFC's
                   Form 10-K for the fiscal year ended June 30, 1993).

     (10.70) Amendment No. 2 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

     (10.71) Amendment No. 3 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

     (10.72) Amendment No. 4 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

*    (10.73)       Lomas Financial Group Excess Benefit Plan (Exhibit 10.5 to
                   LFC's Form 10-K for the fiscal year ended June 30, 1993).

*    (10.74)       Trust under the Lomas Financial Group Excess Pension Plan
                   (Exhibit 10.5 to LFC's Form 8 filed on April 22, 1993).

*    (10.75)       Lomas Financial Corporation Management Security Plan
                   (Exhibit 10.12 to Lomas Mortgage's preliminary Registration
                   Statement on Form S-1 filed on June 26, 1992, No. 33-48529).

*    (10.76)       Trust Under the Lomas Financial Corporation Management
                   Security Plan (Exhibit 10.7 to LFC's Form 8 filed on April
                   22, 1993).

*    (10.77)       Lomas Financial Corporation 1991 Long Term Stock Incentive
                   Program (Exhibit 10.14 to Lomas Mortgage's preliminary
                   Registration Statement on Form S-1 filed on June 26, 1992,
                   No. 33-48529).

*    (10.78)       Lomas Financial Corporation 1991 Long Term Incentive Plan
                   for Non-Employee Directors (Exhibit 10.8 to LFC's Form 10-K for the fiscal year ended June 30, 1992).

*    (10.79)       Lomas Financial Corporation Non-Employee Director Retirement
                   Plan (Exhibit 10.11 to LFC's Form 8 filed on April 22,
                   1993).

*    (10.80)       Lomas 401(k) Savings Plan (Exhibit 10.1 to LFC's Form 10-Q
                   for the quarterly period ended March 31, 1993).

*    (10.81)       Lomas Financial Group 401(k) Savings Plan Trust Agreement
                   (Exhibit 10.2 to LFC's Form 10-Q for the quarterly period ended March 31, 1993).

*    (10.82)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended September 30, 1993).

*    (10.83)       Amendment No. 1 to the Lomas Financial Corporation 1993
                   Intermediate and Long Term Incentive Plan (Exhibit 10.2 to
                   LFC's Form 10-Q for the quarterly period ended September 30,
                   1993).

*    (10.84)       Amendment No. 2 to the Lomas Financial Corporation 1993
                   Intermediate and Long Term Incentive Plan (Exhibit 10.2 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1993).

*    (10.85)       Lomas Financial Corporation Success Bonus Arrangement
                   (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.86)       Lomas Financial Corporation Stock Based Incentive
                   Compensation Plan (Exhibit 10.11 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

     (10.87) Long-Term Incentive Compensation Plan for the Senior Officers of Lomas Management, Inc.

     (10.88)       Lomas Mortgage USA, Inc. Severance Pay Plan.

     (10.89)       Amendment No. 1 to the Lomas Mortgage USA, Inc. Severance
                   Pay Plan.

     (10.90)       Lomas Mortgage USA, Inc. Performance and Retention Incentive
                   Plan.

     (11)          Computation of Earnings (Loss) Per Share.

     (21)          Lomas Financial Corporation and Subsidiaries.

     (23.1)        Consent of independent auditors--KPMG Peat Marwick LLP.

     (23.2)        Consent of independent auditors--Ernst & Young LLP

     (27) Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).

     (99.1) Press Release regarding $17 Million in Scheduled Note Payments Not Made by Lomas; Expiration of Grace Period at End of Month; and Completion of Sale of Certain Mortgage Banking Business Assets.

     (99.2) Press Release regarding LFC and Lomas Mortgage Chapter 11 Filing and Agreement Reached for Sale of
                   Substantially All Remaining Assets of Lomas Mortgage to First Nationwide Subsidiary.
---------------
* Incorporated by reference.

(c)   Reports on Form 8-K:

      Form 8-K dated September 7, 1995 reporting the intended sale of the Company's GNMA servicing rights and its loan production business to a financial institution. There were no financial statements filed.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LOMAS FINANCIAL CORPORATION
                                                Registrant



Date:  October 11, 1995                         GARY WHITE
                                        ---------------------------
                                                Gary White
                                         Senior Vice President and
                                          Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 11, 1995                           ERIC D. BOOTH
                                        ----------------------------------
                                                   Eric D. Booth
                                        President, Chief Executive Officer
                                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date:  October 11, 1995                 By       WILLIAM ANDERSON
                                          -----------------------------
                                                (William Anderson)


Date:  October 11, 1995                 By       ERIC D. BOOTH
                                          -----------------------------
                                                (Eric D. Booth)


Date:  October 3, 1995                  By       MARK M. FELDMAN
                                          -----------------------------
                                                (Mark M. Feldman)


Date:  October 3, 1995                  By       ROBERT LEBUHN
                                          -----------------------------
                                                (Robert LeBuhn)


Date:  October 5, 1995                  By       ROBERT V. LINDSAY
                                          -----------------------------
                                                (Robert V. Lindsay)


Date:  October 3, 1995                  By       REID NAGLE
                                          -----------------------------
                                                (Reid Nagle)


Date:  October 4, 1995                  By       PAUL T. WALKER
                                          -----------------------------
                                                (Paul T. Walker)


Date:  October 5, 1995                  By       W. RAY WALLACE
                                          -----------------------------
                                                (W. Ray Wallace)


Date:  October 11, 1995                 By       PAUL WOLANSKY
                                          -----------------------------
                                                (Paul Wolansky)

                              INDEX TO EXHIBITS

     Exhibit
     Number
     -------

     (3.1)         Restated Certificate of Incorporation of Lomas Financial
                   Corporation.

*    (3.2)         Restated Bylaws of Lomas Financial Corporation (Exhibit 3.1
                   to LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (4.1)         Indenture dated as of November 1, 1991 between LFC and Texas
                   Commerce Bank National Association, as Trustee, relating to
                   $140,000,000 9% Senior Convertible Notes Due 2003 (Exhibit
                   T3C to LFC's Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3 relating to Senior Notes Due 2003, filed on December 24, 1991, No.
                   22-21558).

*    (4.2)         Indenture dated as of October 1, 1992 between Lomas Mortgage and Bankers Trust Company, as Trustee, relating to $150,000,000 9-3/4% Senior Notes due October 1, 1997 and
                   $190,000,000 10-1/4% Senior Notes due October 1, 2002
                   (Exhibit T3C to Lomas Mortgage's Application for
                   Qualification of Indenture under the Trust Indenture Act of
                   1939 on Form T-3 related to Senior Notes due 1999, filed on December 24, 1991, No. 22-21559).

*    (4.3)         Warrant Agreement dated as of January 30, 1992 between LFC and Society National Bank (formerly Ameritrust Company
                   National Association), as Warrant Agent (Exhibit 4.4 to
                   LFC's Form 8 filed on April 22, 1993).

*    (10.1)        Lomas Financial Corporation and Subsidiaries Tax Sharing
                   Agreement dated as of June 30, 1992 (Exhibit 10.18 to Lomas
                   Mortgage's preliminary Registration Statement on Form S-1 filed on September 4, 1992, No. 33-48529).

*    (10.2)        Interest Rate and Currency Exchange Agreement (the "Interest
                   Rate and Currency Exchange Agreement") dated July 7, 1992 between Lomas Mortgage and Lehman Brothers Special Financing
                   Inc. ("LBSF") (Exhibit 10.14 to the Lomas Mortgage's Form
                   10-K for the fiscal year ended June 30, 1993).

*    (10.3)        Amendment No. 1 to Interest Rate and Currency Exchange
                   Agreement dated May 25, 1994 (Exhibit 10.2 to LFC's Form
                   10-K for the fiscal year ended June 30, 1994).

*    (10.4)        Amended and Restated Master Pledge Agreement dated April 8,
                   1994 between Lomas Mortgage, as Pledgor, and LBSF, as
                   Pledgee (the "Amended and Restated Master Pledge Agreement")
                   (Exhibit 10.4 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.5)        Amendment No. 1 to Amended and Restated Master Pledge
                   Agreement dated May 25, 1994 (Incorporated by reference to
                   Exhibit 10.1 to LFC's Form 10-K for the fiscal year ended
                   June 30, 1994).

*    (10.6)        Amendment No. 2 to Amended and Restated Master Pledge
                   Agreement dated as of July 15, 1994 (Exhibit 10.9 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.7)        Restated Loan and Security Agreement dated July 8, 1993
                   among Lomas Mortgage, the bank signatories thereto, Bank
                   One, Texas, N.A., as Administrative Agent, and Texas
                   Commerce Bank National Association, as Syndication Agent
                   (the "Restated Loan and Security Agreement") (Exhibit 10.1 to Lomas Mortgage's Form 10-K for the fiscal year ended June
                   30, 1993).

*    (10.8)        First Amendment to Restated Loan and Security Agreement
                   dated September 15, 1993 (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.9)        Second Amendment to Restated Loan and Security Agreement
                   dated September 30, 1993 (Exhibit 10.4 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.10)       Third Amendment to Restated Loan and Security Agreement
                   dated November 30, 1993 (Exhibit 10.5 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.11)       Fourth Amendment to Restated Loan and Security Agreement
                   dated February 28, 1994 (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.12)       Fifth Amendment to Restated Loan and Security Agreement
                   dated March 31, 1994 (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.13)       Sixth Amendment to Restated Loan and Security Agreement
                   dated September 15, 1994 (Exhibit 10.3 to LFC's Form 10-K for the fiscal year ended June 30, 1994).

*    (10.14)       Seventh Amendment to Restated Loan and Security Agreement
                   dated June 30, 1994 (Exhibit 10.4 to LFC's Form 10-K for the fiscal year ended June 30, 1994).

*    (10.15)       Eighth Amendment to Restated Loan and Security Agreement
                   dated November 29, 1994 (Exhibit 10.2 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.16)       Ninth Amendment to Restated Loan and Security Agreement
                   dated February 13, 1995 and effective as of December 31, 1994 (Exhibit 10.20 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

     (10.17) Tenth Amendment to Restated Loan and Security Agreement (and Waiver) dated as of June 30, 1995.

*    (10.18)       Agreement dated August 3, 1993 between LFC and entities and individuals listed therein as the Investor Group (the
                   "Investor Group Agreement") (Exhibit 1 to LFC's Form 8-K filed on August 5, 1993).

*    (10.19)       Amendment to the Investor Group Agreement dated as of
                   September 23, 1994 (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.20)       Agreement dated September 29, 1993 between LFC and IDS Bond
                   Fund, Inc. (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended September 30, 1993).

*    (10.21)       Agreement dated September 30, 1993 between LFC and General
                   Electric Capital Corporation (Exhibit 10.4 to LFC's Form
                   10-Q for the quarterly period ended September 30, 1993).

*    (10.22)       Agreement regarding Delaware Law dated November 9, 1993
                   between LFC and entities and individuals listed therein as the Investor Group (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended December 31, 1993).

*    (10.23)       Master Repurchase Agreement (the "Master Repurchase
                   Agreement") dated April 11, 1994 between Lomas Mortgage and
                   DLJ Mortgage Capital, Inc. ("DLJ")(Exhibit 10.5 to LFC's
                   Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.24)       First Amendment to Master Repurchase Agreement dated April
                   11, 1994 between Lomas Mortgage and DLJ (Exhibit 10.6 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1994).

*    (10.25)       Whole Loan Financing Facility dated May 16, 1994 (the "Whole
                   Loan Financing Facility") between Lomas Mortgage and DLJ
                   (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.26)       Promissory Note dated as of May 16, 1994 executed by Lomas
                   Mortgage for the benefit of DLJ in the principal amount of $600,000,000 (the "Promissory Note") (Exhibit 10.4 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.27)       Whole Loan Financing Program Tri-Party Custody Agreement
                   dated as of May 16, 1994 between Lomas Mortgage, as Customer, DLJ and Bank One, Texas, N.A., as Custodian (the
                   "Tri-Party Custody Agreement") (Exhibit 10.5 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.28)       Pledge Agreement dated as of May 16, 1994 by and between DLJ and Lomas Mortgage (the "Pledge Agreement") (Exhibit 10.6 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.29)       Commitment Letter dated May 18, 1994 between Lomas Mortgage and DLJ (the "1994 Commitment Letter") relating to the Whole
                   Loan Financing Facility, the Promissory Note, the Pledge
                   Agreement and the Tri- Party Custody Agreement
                   (collectively, the "Agreements") (Exhibit 10.7 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.30)       Amendment to the 1994 Commitment Letter dated February 8,
                   1995 and effective as of December 31, 1994 (Exhibit 10.8 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

     (10.31) Commitment Letter dated May 22, 1995 between Lomas Mortgage and DLJ (the "1995 Commitment Letter") relating to the Agreements.

     (10.32) Letter dated June 27, 1995 between Lomas Mortgage and DLJ modifying and amending the 1995 Commitment Letter and the Agreements.

*    (10.33)       Agreement dated September 30, 1994 among LFC, General
                   Electric Capital Corporation and ELLCO Leasing Corporation relating to the termination of the General Escrow and the General

                   Escrow Agreement (Exhibit 10.11 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.34)       Asset Purchase Agreement dated as of December 16, 1994 by
                   and between Lomas Information Systems, Inc., as Seller,
                   Residential Information Services Limited Partnership, as
                   Buyer, LFC, Lomas Mortgage and Residential Services
                   Corporation of America (Exhibit 10.12 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.35)       Commitment Agreement dated as of April 24, 1995 between
                   Lomas Mortgage, as Lender, and Federal National Mortgage
                   Association ("Fannie Mae") (Exhibit 10.8 of LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.36)       As Soon As Pooled Option II Letter Agreement dated April 24,
                   1995 between Lomas Mortgage, as Lender, and Fannie Mae
                   (Exhibit 10.9 of LFC's Form 10-Q for the quarterly period ended March 31, 1995).

     (10.37) Asset Purchase Agreement dated as of September 5, 1995 by and between First Nationwide Mortgage Corporation ("First Nationwide") and Lomas Mortgage.

     (10.38) First Amendment to Asset Purchase Agreement dated as of October 2, 1995 by and between First Nationwide and Lomas Mortgage.

     (10.39) Master Repurchase Agreement dated as of September 19, 1995 between First Nationwide and Lomas Mortgage.

     (10.40) Tri-Party Custody Agreement dated as of September 19, 1995 by and among Lomas Mortgage, as Seller, First Nationwide, as Buyer, and Bank One, Texas, National Association, as Custodian.

     (10.41) Subservicing and Transition Services Agreement dated as of October 2, 1995 between First Nationwide and Lomas Mortgage.

     (10.42) Affidavit of Eric D. Booth in Support of First Day Orders filed in connection with the Chapter 11 petitions of the Debtor Corporations.

*    (10.43)       Employment Agreement dated as of April 1, 1993 between Lomas
                   Management, Inc., LFC and Carey B. Wickland (Exhibit 10.18 to LFC's Form 10-K for the fiscal year ended June 30, 1993).

     (10.44) First Amendment to Employment Agreement dated as of May 23, 1995 by and among Carey B. Wickland, Lomas Management, Inc., LFC and Lomas Mortgage.

*    (10.45)       Employment Agreement dated as of August 1, 1993 between
                   Lomas Information Systems, Inc. and Thomas J.  Clooney
                   (Exhibit 10.7 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.46)       Employment Agreement dated March 1, 1994 between Lomas
                   Mortgage and Gary H. Kell (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended March 31, 1994).

*    (10.47)       Amendment to Employment Agreement dated March 31, 1995
                   between Lomas Mortgage and Gary H. Kell (Exhibit 10.5 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

     (10.48) Severance Agreement dated as of August 29, 1995 between Lomas Mortgage and Gary H. Kell.

*    (10.49)       Consulting Agreement dated as of August 2, 1994 by and
                   between LFC and Jess Hay (Exhibit 10.17 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.50)       Termination Agreement effective March 2, 1995 by and between
                   LFC and Jess Hay (Exhibit 10.3 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.51)       Consulting Agreement dated as of November 1, 1994 by and
                   between LFC and Gary White (Exhibit 10.18 to LFC's Form 10-Q for the quarterly period ended December 31, 1994).

     (10.52) First Amendment to Consulting Agreement dated as of May 23, 1995 by and between LFC, Lomas Mortgage and Gary White.

     (10.53) Second Amendment to Consulting Agreement dated as of September 21, 1995 by and between LFC, Lomas Mortgage, ST Lending, Inc. and Gary White.

*    (10.54)       Consulting Agreement dated as of November 1, 1994 by and
                   between LFC and Ramona Taylor (Exhibit 10.19 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.55)       Termination Agreement effective April 30, 1995 by and
                   between LFC and Ramona Taylor (Exhibit 10.6 to LFC's Form
                   10-Q for the quarterly period ended March 31, 1995).

*    (10.56)       Employment Agreement dated as of December 1, 1994 by and
                   between LFC and Eric D. Booth (Exhibit 10.13 to LFC's Form
                   10-Q for the quarterly period ended December 31, 1994).

*    (10.57)       First Amendment to Employment Agreement dated as of May 11,
                   1995 by and between LFC and Eric D. Booth (Exhibit 10.12 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (10.58)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan Phantom Stock Agreement dated as of December
                   12, 1994 between LFC and Eric D. Booth (Exhibit 10.15 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.59)       Employment Agreement dated as of December 1, 1994 by and
                   between LFC and Robert R. Denton (Exhibit 10.14 to LFC's
                   Form 10-Q for the quarterly period ended December 31, 1994).

*    (10.60)       First Amendment to Employment Agreement dated as of May 11,
                   1995 by and between LFC and Robert R. Denton (Exhibit 10.13 to LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

*    (10.61)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan Phantom Stock Agreement dated as of December
                   12, 1994 between LFC and Robert R. Denton (Exhibit 10.16 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1994).

*    (10.62)       Employment Agreement dated as of January 3, 1995 by and
                   between LFC and W. Joseph Dryer (Exhibit 10.1 to LFC's Form
                   10-Q for the quarterly period ended March 31, 1995).

     (10.63) First Amendment to Employment Agreement dated as of May 11, 1995 by and between W. Joseph Dryer, LFC and Lomas Mortgage.

*    (10.64)       Consulting Agreement dated as of March 29, 1995 by and
                   between LFC and Robert E. Byerley, Jr. (Exhibit 10.4 to
                   LFC's Form 10-Q for the quarterly period ended March 31,
                   1995).

     (10.65) Termination Agreement dated as of May 25, 1995, by and between LFC and Robert E. Byerley, Jr.

     (10.66) Severance Agreement dated as of May 18, 1995 by and between LFC and James L. Crowson.

     (10.67) Employment Agreement dated as of June 28, 1995 by and between LFC, Lomas Mortgage and Mark M. Feldman.

*    (10.68)       Lomas Financial Group Pension Plan (Exhibit 10.10 to Lomas
                   Mortgage's preliminary Registration Statement on Form S-1 filed on June 26, 1992, No. 33-48529).

*    (10.69)       Amendment No. 1 to the Lomas Financial Group Pension Plan as
                   restated effective January 1, 1991 (Exhibit 10.4 to LFC's
                   Form 10-K for the fiscal year ended June 30, 1993).

     (10.70) Amendment No. 2 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

     (10.71) Amendment No. 3 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

     (10.72) Amendment No. 4 to the Lomas Financial Group Pension Plan as restated effective January 1, 1991.

*    (10.73)       Lomas Financial Group Excess Benefit Plan (Exhibit 10.5 to
                   LFC's Form 10-K for the fiscal year ended June 30, 1993).

*    (10.74)       Trust under the Lomas Financial Group Excess Pension Plan
                   (Exhibit 10.5 to LFC's Form 8 filed on April 22, 1993).

*    (10.75)       Lomas Financial Corporation Management Security Plan
                   (Exhibit 10.12 to Lomas Mortgage's preliminary Registration
                   Statement on Form S-1 filed on June 26, 1992, No. 33-48529).

*    (10.76)       Trust Under the Lomas Financial Corporation Management
                   Security Plan (Exhibit 10.7 to LFC's Form 8 filed on April
                   22, 1993).

*    (10.77)       Lomas Financial Corporation 1991 Long Term Stock Incentive
                   Program (Exhibit 10.14 to Lomas Mortgage's preliminary
                   Registration Statement on Form S-1 filed on June 26, 1992,
                   No. 33-48529).

*    (10.78)       Lomas Financial Corporation 1991 Long Term Incentive Plan
                   for Non-Employee Directors (Exhibit 10.8 to LFC's Form 10-K for the fiscal year ended June 30, 1992).

*    (10.79)       Lomas Financial Corporation Non-Employee Director Retirement
                   Plan (Exhibit 10.11 to LFC's Form 8 filed on April 22,
                   1993).

*    (10.80)       Lomas 401(k) Savings Plan (Exhibit 10.1 to LFC's Form 10-Q
                   for the quarterly period ended March 31, 1993).

*    (10.81)       Lomas Financial Group 401(k) Savings Plan Trust Agreement
                   (Exhibit 10.2 to LFC's Form 10-Q for the quarterly period ended March 31, 1993).

*    (10.82)       Lomas Financial Corporation 1993 Intermediate and Long Term
                   Incentive Plan (Exhibit 10.1 to LFC's Form 10-Q for the quarterly period ended September 30, 1993).

*    (10.83)       Amendment No. 1 to the Lomas Financial Corporation 1993
                   Intermediate and Long Term Incentive Plan (Exhibit 10.2 to
                   LFC's Form 10-Q for the quarterly period ended September 30,
                   1993).

*    (10.84)       Amendment No. 2 to the Lomas Financial Corporation 1993
                   Intermediate and Long Term Incentive Plan (Exhibit 10.2 to
                   LFC's Form 10-Q for the quarterly period ended December 31,
                   1993).

*    (10.85)       Lomas Financial Corporation Success Bonus Arrangement
                   (Exhibit 10.10 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

*    (10.86)       Lomas Financial Corporation Stock Based Incentive
                   Compensation Plan (Exhibit 10.11 to LFC's Form 10-Q for the quarterly period ended March 31, 1995).

     (10.87) Long-Term Incentive Compensation Plan for the Senior Officers of Lomas Management, Inc.

     (10.88)       Lomas Mortgage USA, Inc. Severance Pay Plan.

     (10.89)       Amendment No. 1 to the Lomas Mortgage USA, Inc. Severance
                   Pay Plan.

     (10.90)       Lomas Mortgage USA, Inc. Performance and Retention Incentive
                   Plan.

     (11)          Computation of Earnings (Loss) Per Share.

     (21)          Lomas Financial Corporation and Subsidiaries.

     (23.1)        Consent of independent auditors--KPMG Peat Marwick LLP.

     (23.2)        Consent of independent auditors--Ernst & Young LLP

     (27) Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).

     (99.1) Press Release regarding $17 Million in Scheduled Note Payments Not Made by Lomas; Expiration of Grace Period at End of Month; and Completion of Sale of Certain Mortgage Banking Business Assets.

     (99.2) Press Release regarding LFC and Lomas Mortgage Chapter 11 Filing and Agreement Reached for Sale of
                   Substantially All Remaining Assets of Lomas Mortgage to First Nationwide Subsidiary.
---------------
* Incorporated by reference.