Form 10-K/A
period 1995-06-30
LOMAS FINANCIAL CORP
filed 1995-10-18
CIK 60150

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------


                                  FORM 10-K/A



                        AMENDMENT NO. 1 TO ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED JUNE 30, 1995           COMMISSION FILE NUMBER 1-6868

                            --------------------

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

                            --------------------


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


================================================================================

    This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 to correct a typographical error in:


                                    PART II

    ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    Page 29 -- Third paragraph from the bottom of the page. The first sentence reads "STL was previously owned 51% by LFC and 19% by Lomas Mortgage."

    The first sentence is hereby amended to read "STL was previously owned 51% by LFC and 49% by Lomas Mortgage."

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LOMAS FINANCIAL CORPORATION
                                                        Registrant



Date:  October 18, 1995                               /s/ GARY WHITE
                                                 ------------------------------
                                                          Gary White
                                                   Senior Vice President and
                                                    Chief Financial Officer