Form 10-Q
period 1995-09-30
LOMAS FINANCIAL CORP
filed 1995-11-14
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission file number 1-6868

                          LOMAS FINANCIAL CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       75-1043392
   -----------------------------------                    ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

             1600 Viceroy Drive
               Dallas, Texas                                       75235
-----------------------------------------------                -------------
   (Address of principal executive offices)                      (Zip Code)

                                 (214) 879-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES    X      NO
                                  ---          ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            YES    X      NO
                                  ---          ---

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1995: Common Stock, $1 par value -- 20,149,231 shares.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                                                         PAGE
                                                                                                         ----
                                             PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheet -- September 30, 1995, and June 30, 1995  . . . . . . . . . . . . . . .  2
         Statement of Consolidated Operations -- Quarter Ended September 30, 1995 and 1994  . . . . . . . .  3
         Statement of Consolidated Cash Flows -- Quarter Ended September 30, 1995 and 1994  . . . . . . . .  4
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  5 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8 - 11
         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                               PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11-12



                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                           September 30, 1995     June 30, 1995
                                                                           ------------------     -------------
                                                                              (Unaudited)            (Note)
                                                          ASSETS
                                                          ------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .     $    28,266         $    19,966

First mortgage loans held for sale  . . . . . . . . . . . . . . . . . . .             608             345,039
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,786             282,318
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,478              77,248
Fixed assets--net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,117              52,579
Foreclosed real estate  . . . . . . . . . . . . . . . . . . . . . . . . .              --               6,348
                                                                              -----------         -----------
                                                                                   67,989             763,532
Less allowance for losses . . . . . . . . . . . . . . . . . . . . . . . .          (4,574)            (32,481)
                                                                              -----------         -----------
                                                                                   63,415             731,051

Purchased future mortgage servicing income rights--net  . . . . . . . . .              --             346,958
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .          16,768              23,545
Net assets of discontinued operations . . . . . . . . . . . . . . . . . .          33,800              33,550
Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .         502,570                  --
                                                                              -----------         -----------
                                                                              $   644,819         $ 1,155,070
                                                                              ===========         ===========

Escrow, agency and fiduciary funds--see contra  . . . . . . . . . . . . .     $   678,529         $   641,519
                                                                              ===========         ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                      ----------------------------------------------

Liabilities:
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . .     $    49,258         $    57,171
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             591,089
    Term notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .         378,436             378,770
    Senior convertible notes payable  . . . . . . . . . . . . . . . . . .         139,918             139,918
    Liabilities to be assumed in sale   . . . . . . . . . . . . . . . . .         283,310                  --
                                                                              -----------         -----------
                                                                                  850,922           1,166,948
                                                                              -----------         -----------

Stockholders' equity (deficit):
    Common stock--20,149 and 20,146 shares issued and
      outstanding, respectively   . . . . . . . . . . . . . . . . . . . .          20,149              20,146
    Other paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .         309,763             309,761
    Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . .        (536,015)           (341,785)
                                                                              -----------         -----------
                                                                                 (206,103)            (11,878)
                                                                              -----------         -----------
                                                                              $   644,819         $ 1,155,070
                                                                              ===========         ===========

Liability for escrow, agency and fiduciary funds--see contra  . . . . . .     $   678,529         $   641,519
                                                                              ===========         ===========

Note: The balance sheet at June 30, 1995, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Quarter Ended September 30
                                                                              -------------------------------
                                                                                  1995                1994
                                                                              -----------         -----------
Revenues:
    Mortgage servicing  . . . . . . . . . . . . . . . . . . . . . . . . .     $    30,236         $    32,914
    Commissions and fees  . . . . . . . . . . . . . . . . . . . . . . . .           6,741               8,131
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,170               5,768
    Investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,857               3,666
    Gain on sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .              60               3,179
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,262                 463
                                                                              -----------         -----------
                                                                                   55,326              54,121
                                                                              -----------         -----------
Expenses:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,495              18,366
    Personnel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,727              15,206
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .          15,165              16,202
    Other operating   . . . . . . . . . . . . . . . . . . . . . . . . . .          10,006               9,797
    Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . .          22,003               1,900
                                                                              -----------         -----------
                                                                                   87,396              61,471
                                                                              -----------         -----------

Loss from continuing operations before loss on assets held for sale   . .         (32,070)             (7,350)
Loss on assets held for sale net of liabilities to be assumed . . . . . .        (162,160)                 --
                                                                              -----------         -----------
    Loss from continuing operations   . . . . . . . . . . . . . . . . . .        (194,230)             (7,350)
Loss from discontinued operations . . . . . . . . . . . . . . . . . . . .              --              (5,500)
                                                                              -----------         -----------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (194,230)        $   (12,850)
                                                                              ===========         ===========

Loss per share:
    Loss from continuing operations   . . . . . . . . . . . . . . . . . .     $     (9.63)        $      (.37)
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (9.63)        $      (.64)
    Average number of shares  . . . . . . . . . . . . . . . . . . . . . .          20,167              20,135


See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                 Quarter Ended September 30
                                                                              -------------------------------
                                                                                  1995                1994
                                                                              -----------         -----------
Operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (194,230)        $   (12,850)
    Adjustments to reconcile net loss to net cash provided by operating activities before working capital changes:
         Loss from discontinued operations  . . . . . . . . . . . . . . .              --               5,500
         Loss on assets held for sale . . . . . . . . . . . . . . . . . .         162,160                  --
         Depreciation and amortization  . . . . . . . . . . . . . . . . .          15,165              16,202
         Provision for losses . . . . . . . . . . . . . . . . . . . . . .          22,003               1,900
         (Gain) loss on sale of mortgage servicing rights . . . . . . . .             207              (1,734)
                                                                              -----------         -----------
             Cash provided by operations before working capital changes .           5,305               9,018
    Net change in first mortgage loans held for sale  . . . . . . . . . .          58,435              88,735
    Net change in sundry receivables, payables, and other assets  . . . .          (2,010)            (19,114)
    Net cash used by discontinued operations  . . . . . . . . . . . . . .            (676)             (5,899)
                                                                              -----------         -----------
             Net cash provided by operating activities  . . . . . . . . .          61,054              72,740
                                                                              -----------         -----------

Investing activities:
    Purchases of investments  . . . . . . . . . . . . . . . . . . . . . .          (2,067)             (1,947)
    Maturities/sales of investments   . . . . . . . . . . . . . . . . . .         255,117              52,376
    Purchases of loans from pools   . . . . . . . . . . . . . . . . . . .          (1,048)             (3,734)
    Sales of foreclosed real estate   . . . . . . . . . . . . . . . . . .           1,400               3,095
    Net purchases of fixed assets   . . . . . . . . . . . . . . . . . . .             941                (619)
    Purchases of future mortgage servicing income rights  . . . . . . . .         (14,320)             (6,623)
    Sales of future mortgage servicing income rights  . . . . . . . . . .          12,167              15,636
    Sale of subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .           3,903                  --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  27
    Net cash provided by discontinued operations  . . . . . . . . . . . .           5,092              67,897
                                                                              -----------         -----------
             Net cash provided by investing activities  . . . . . . . . .         261,185             126,108
                                                                              -----------         -----------

Financing activities:
    Net repayments of notes payable   . . . . . . . . . . . . . . . . . .        (309,168)           (116,454)
    Term debt repayments  . . . . . . . . . . . . . . . . . . . . . . . .            (334)             (1,946)
    Net cash used by discontinued operations  . . . . . . . . . . . . . .              --             (43,239)
                                                                              -----------         -----------
             Net cash used by financing activities  . . . . . . . . . . .        (309,502)           (161,639)
                                                                              -----------         -----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .          12,737              37,209
Net change in cash of discontinued operations . . . . . . . . . . . . . .          (4,437)            (11,295)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .          19,966               7,206
                                                                              -----------         -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .     $    28,266         $    33,120
                                                                              ===========         ===========

Cash payments for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    11,114         $     6,826
    Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . . .              --                  --


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1995


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1995, have been included. Operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1995.

    The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Under Chapter 11 proceedings, the right of and the ultimate payments by the Company to prepetition creditors and to the Company's stockholders may be substantially altered. This is likely to result in claims being liquidated in the Chapter 11 proceedings at less than 100% of their face value. Certain claims in Chapter 11 may be asserted as having a priority in the plan of reorganization. The Company has not proposed a plan of reorganization at this time and it is not possible to predict the length of time the Company will operate under the protection of Chapter 11.

NOTE B -- CHAPTER 11 PROCEEDINGS

    On October 10, 1995, LFC, Lomas Mortgage USA, Inc. ("Lomas Mortgage") and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. and Lomas Administrative Services, Inc., both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered, with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

    On October 23, 1995, an official unsecured creditors committee was formed and is acting in the Chapter 11 proceedings. Official committees have the right to review and object to certain business transactions and are expected to participate in the formulation of any plan or plans of reorganization. Reference is made to "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995 for more information.


NOTE C -- ASSETS HELD FOR SALE AND LIABILITIES TO BE ASSUMED

    On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of Lomas Mortgage's GNMA servicing portfolio (approximately $7.9 billion), its investment in Lomas Mortgage Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "Phase I Sale"). The purchase price for the Phase I Sale was approximately $102 million (less $10 million which will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of Lomas Mortgage's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold in the proposed sale described in the following paragraph. Approximately $43 million is expected to be paid on February 1, 1996, with the final payment of the balance due on October 2, 1996.

    In October 1995, the Company also reached a second agreement with First Nationwide to sell substantially all of the remaining servicing portfolio (approximately $12 billion) and certain other assets of Lomas Mortgage (the "Phase II Sale"). The purchase price for the proposed sale will be approximately $137 million based on September 30, 1995 balances (of which up to $10 million will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments and the assumption of certain liabilities. The proposed transaction is subject to higher and better offers and approval by the Bankruptcy Court.

    The assets held for sale and liabilities to be assumed for the Phase I and Phase II Sales except for purchased mortgage servicing income rights ("PMSRs") are carried at their net book value which is assumed to be the market value. The PMSRs have been written down to market value (based on Phase I and Phase II Sales prices). The Company recognized a loss of approximately $162.2 million during the quarter ended September 30, 1995.

    At September 30, 1995, assets held for sale and liabilities to be assumed were as follows (in thousands):

                                                                     Phase I        Phase II
                                                                      Sale            Sale            Total
                                                                  ------------    ------------    -----------
         Assets held for sale:
             Cash . . . . . . . . . . . . . . . . . . . . . .     $         --    $     1,221     $     1,221
             First mortgage loans held for sale . . . . . . .          286,235              --        286,235
             Receivables  . . . . . . . . . . . . . . . . . .            7,706         45,980          53,686
             Investments  . . . . . . . . . . . . . . . . . .            4,302          9,121          13,423
             Fixed assets . . . . . . . . . . . . . . . . . .               --            190             190
             Foreclosed real estate . . . . . . . . . . . . .               --          5,728           5,728
             Purchased mortgage servicing income rights . . .           75,769         89,835         165,604
             Prepaids and other assets  . . . . . . . . . . .              120          2,981           3,101
             Allowance for losses . . . . . . . . . . . . . .           (6,107)        (20,511)       (26,618)
                                                                  ------------    ------------    -----------
                                                                  $    368,025    $    134,545    $   502,570
                                                                  ============    ============    ===========
         Liabilities to be assumed:
             Accounts payable and accrued expenses  . . . . .     $      1,828    $     7,407     $     9,235
             Notes payable  . . . . . . . . . . . . . . . . .          274,075              --        274,075
                                                                  ------------    ------------    -----------
                                                                  $    275,903    $     7,407     $   283,310
                                                                  ============    ===========     ===========

    In addition, land and buildings that are included in fixed assets in the consolidated balance sheet in the amount of $25.2 million are also held for sale.

NOTE D -- TERMINATION OF REMAINING REVERSE INTEREST RATE SWAPS

    During the September 1995 quarter, the Company terminated $155 million notional amount of its outstanding reverse interest rate swaps. The Company paid the counterparty $6.0 million in cash and incurred a loss of $4.4 million of which $1.6 million was recognized immediately and the remaining loss of $2.8 million was deferred.

    On October 2, 1995, the Company terminated $485 million notional amount of its remaining reverse interest swaps and paid the counterparty $18.8 million in cash which came from the sale of certain assets of Lomas Mortgage to First Nationwide as described in "NOTE C" to the consolidated financial statements. Loss from the termination was $14.3 million. The Company recognized $5.0 million of the expected loss during the quarter ended September 30, 1995. At September 30, 1995, the Company had an outstanding fixed rate debt of $518 million which was hedged by the reverse interest rate swaps; therefore, the remaining loss was deferred. As a result of the Chapter 11 filing on October 10, 1995, the Company wrote off the net deferred debits of $9.1 million in October 1995.

    Since the interest rate swap program's inception in July 1992 and through its termination in October 1995, the swap program generated net cash of approximately $4.5 million.

NOTE E -- DISCONTINUED OPERATIONS

    Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

    The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. At September 30, 1995, the Company had reserves of $2.2 million to cover future operating losses through the disposition of all properties. For the quarters ended September 30, 1995 and 1994, losses of $0.7 million and $1.5 million, respectively, were charged to the reserves.

    Net assets of discontinued short term lending operations at September 30, 1995, were as follows (in thousands):

         Assets:
             Mortgage notes receivable and foreclosed real estate, net of allowance for
               losses of $12,316  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  22,715
             Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,748
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            783
                                                                                                   ---------
                                                                                                      29,246
         Less:
             Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . .           (354)
             Future operating loss reserves . . . . . . . . . . . . . . . . . . . . . . . . .         (2,189)
                                                                                                   ---------
                                                                                                   $  26,703
                                                                                                   =========

    Net assets of the Company's discontinued LIS operations at September 30, 1995 were $7.1 million including an $8.0 million note, net of accrued legal expense and other taxes of $0.9 million.

NOTE F -- EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per share data for the quarters ended September 30, 1995 and 1994, are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarters ended September 30, 1995 and 1994, the fully diluted per share data is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The Company's continuing operations resulted in a net loss for the quarter ended September 30, 1995 of $194.2 million after recognizing expected losses of $162.2 million on assets held for sale. Operating loss from continuing operations for the quarter ended September 30, 1994 was $7.4 million. During the September 1994 quarter, discontinued operations incurred losses of $5.5 million.

    The operating results of the Company during the quarters ended September 30, 1995 and 1994, were as follows (in thousands):

                                                                                 Quarter Ended September 30
                                                                              -------------------------------
                                                                                  1995                1994
                                                                              -----------         -----------
         Operating income (loss):
             Mortgage banking . . . . . . . . . . . . . . . . . . . . . .     $   (30,986)        $      (862)
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,596                (754)
                                                                              -----------         -----------
                                                                                  (28,390)             (1,616)
         Corporate Expenses:
             General and administrative . . . . . . . . . . . . . . . . .            (532)             (2,151)
             Corporate interest . . . . . . . . . . . . . . . . . . . . .          (3,148)             (3,583)
                                                                              -----------         -----------
                 Loss before loss on assets held for sale . . . . . . . .         (32,070)             (7,350)
         Loss on assets held for sale . . . . . . . . . . . . . . . . . .        (162,160)                 --
                                                                              -----------         -----------
                 Loss from continued operations . . . . . . . . . . . . .        (194,230)             (7,350)
         Loss from discontinued operations  . . . . . . . . . . . . . . .              --              (5,500)
                                                                              -----------         -----------
                 Net loss . . . . . . . . . . . . . . . . . . . . . . . .     $  (194,230)        $   (12,850)
                                                                              ===========         ===========

Mortgage Banking

    The mortgage banking division's operations during the September 30, 1995, quarter, before the $162.2 million loss on assets held for sale, reported a loss of $31.0 million compared to a loss of $0.9 million in the same period of fiscal 1995. As a result of the proposed sale of the majority of the mortgage banking's remaining assets and the anticipated termination of employees, included in the loss for the September 1995 quarter was a $12.0 million writedown of a Company-owned building and a $7.0 million writedown of prepaid pension expense based on a preliminary actuarial valuation of the Company's pension account. Also included in the September 1995 quarter was a $6.6 million loss on termination of interest rate swaps.

    The mortgage banking division's revenues, expenses and contribution/loss from continuing operations for the quarters ended September 30, 1995 and 1994, were derived from the following sources (in millions):

                                                                               Quarter Ended September 30
                                                                         ------------------------------------
                                                                                1995               1994
                                                                         -----------------  -----------------
         Loan administration
             Revenues . . . . . . . . . . . . . . . . . . . . . . . .    $   29.2           $   30.5
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .       (11.8)             (11.4)
             Amortization . . . . . . . . . . . . . . . . . . . . . .       (14.0)  $  3.4     (14.0)  $  5.1
                                                                         --------           --------
         Master servicing
             Revenues . . . . . . . . . . . . . . . . . . . . . . . .         2.7                2.6
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .        (1.5)              (1.9)
             Amortization . . . . . . . . . . . . . . . . . . . . . .        (0.1)     1.1      (0.2)     0.5
                                                                         --------           --------
         Insurance
             Agency . . . . . . . . . . . . . . . . . . . . . . . . .         2.8                2.7
             Mortgage plans . . . . . . . . . . . . . . . . . . . . .         1.5                1.4
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .        (1.4)     2.9      (1.4)     2.7
                                                                         --------           --------
         Banking (including warehousing and investment income and
           interest expense)
             Revenues . . . . . . . . . . . . . . . . . . . . . . . .        11.9                7.8
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .       (26.6)   (14.7)    (14.9)    (7.1)
                                                                         --------           --------
         Portfolio production
             Revenues . . . . . . . . . . . . . . . . . . . . . . . .         4.4                6.7
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .        (3.4)     1.0      (5.2)     1.5
                                                                         --------           --------
         Field services
             Revenues . . . . . . . . . . . . . . . . . . . . . . . .         1.7                3.0
             Expenses . . . . . . . . . . . . . . . . . . . . . . . .        (1.9)    (0.2)     (3.0)      --
                                                                         --------           --------
         General and administrative expense . . . . . . . . . . . . .                 (5.5)              (3.6)
         Writedown of building  . . . . . . . . . . . . . . . . . . .                (12.0)                --
         Writedown of prepaid pension . . . . . . . . . . . . . . . .                 (7.0)                --
                                                                                   -------            -------
             Loss from operations . . . . . . . . . . . . . . . . . .                (31.0)              (0.9)
         Loss on assets held for sale . . . . . . . . . . . . . . . .               (162.2)                --
                                                                                   -------            -------
             Operating income (loss)  . . . . . . . . . . . . . . . .              $(193.2)           $  (0.9)
                                                                                   =======            =======

    The loan administration unit generated operating income of $3.4 million and $5.1 million during the quarters ended September 30, 1995 and 1994, respectively. Servicing related revenues decreased by $1.3 million to $29.2 million for the September 30, 1995 quarter. The decrease in revenues is principally due to servicing sales. During the quarter ended September 30, 1995, the Company sold mortgage servicing rights related to a $4.6 billion unpaid principal balance of mortgage loans for $22.6 million of cash. At September 30, 1995 and 1994, the Company's servicing portfolio including subservicing totaled $30.1 billion and $33.1 billion, respectively.

    Master servicing operations generated income of $1.1 million for the quarter ended September 30, 1995, compared to $0.5 million of income in the quarter ended September 30, 1994. The increase in income reflected the cost reduction programs implemented by the Company.

    The banking unit recorded net expenses of $14.7 million for the first quarter of fiscal 1996 compared to a $7.1 million net expense for the same period of fiscal 1995. Banking revenues increased by $4.1 million from $7.8 million in the September 1994 quarter to $11.9 million in the September 1995 quarter. The increase is attributable to the increase in the average amount of first mortgage loans held in warehouse pending delivery to permanent investors. The average warehoused first mortgage loans were $339.3 million during the September 1995 quarter compared to $271.5 million during the September 1994 quarter. The increase in revenues was partially offset by the increase in warehouse related interest expense of $3.0 million. Banking expenses during the quarter ended September 30, 1995 also included $6.6 million of loss recognized for the termination of interest rate swaps. In addition, the interest rate swaps reduced the Company's net interest expense by $0.8 million in the September 1994 quarter. For the September 1995 quarter, the Company incurred a net interest expense of $1.3 million on the interest rate swaps.

    Portfolio production operations recorded income of $1.0 million and $1.5 million for the quarters ended September 30, 1995 and 1994, respectively. Portfolio production revenues for the quarters ended September 30, 1995 and 1994 included $0.8 million and $3.2 million, respectively, of gains from sales of first mortgage loans and related servicing rights.

    In August 1995, the Company terminated its field services business and sold certain assets previously used by that operation. The transaction resulted in a gain of $142,000 which is being deferred until that subsidiary's remaining receivables are collected and payables are paid.

    General and administrative expense for the quarter ended September 1995 included a provision of $1.6 million. According to the Phase I Sale agreement with First Nationwide, the Company agreed to maintain the allowance for losses related to its loan administration and production operations at the same level as they were at July 31, 1995. Therefore, chargeoffs totaling $1.6 million during the two months ended September 30, 1995, were expensed and included in the general and administrative expense.

    As a result of the transactions described in "NOTE C" to the consolidated financial statements, management has abandoned its plan in the September 1995 quarter to consolidate its operations into one building and, therefore, will hold the building for sale. Accordingly, the Company recorded a loss of $12 million in the quarter ended September 30, 1995, to reflect the asset at fair value less estimated selling costs. The Company also recorded $7.0 million in personnel expense during the September 30, 1995 quarter to writedown its prepaid pension expense for staff reductions that occurred in connection with the sale of the Company's loan production business and the anticipated termination of the majority of the Company's employees.

Other

    The Company's other operations generated income of $2.6 million during the quarter ended September 30, 1995, compared to a loss of $754,000 in the quarter ended September 30, 1994. The September 1995 quarter results included a $1.1 million gain from the sale of the Company's image processing operations.
During the quarters ended September 30, 1995 and 1994, the image processing operations recorded losses of $153,000 and $1.3 million, respectively. Also included in other income for the September 1995 quarter was a $1.2 million cash received on the bankruptcy settlement from the Company's affiliate, Vista Properties, Inc. ("Vista"), representing the redemption of the Company's 19% common stock ownership which the Company carried at no book basis. In addition to the cash received on the settlement, the Company also received stock units consisting of 1,175 shares of Vista Series A preferred stock with par value of $0.01 per share and an initial coupon rate of 10% and 1,175 shares of Vista Class A common stock. The preferred stock has a liquidation preference of approximately $1.2 million and will be repriced in two years. Due to the restricted nature of the stock and uncertainty surrounding the market value, the Company recorded both issues at $1.

Discontinued Operations

    Discontinued operations during the quarters ended September 30, 1995 and 1994, reported losses of $-0- and $5.5 million, respectively. During the quarter ended September 30, 1994, the Company provided reserves of $4.0 million for STL operations and $1.5 million for LIS operations. During the quarters ended September 30, 1995 and 1994,

STL operating losses of $749,000 and $1.5 million, respectively, were charged to the loss reserves. Operating loss for LIS of $5.3 million was charged to reserves for the quarter ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, the Company had $274.1 million warehouse related debt outstanding. The debt was secured by single-family mortgage loans pending delivery to permanent investors. On October 2, 1995, the Phase I Sale closing date, the outstanding warehouse debt along with accrued interest was repaid by First Nationwide.

    Semiannual interest payments in the amount of $17.1 million on Lomas Mortgage's senior notes and $6.3 million of LFC's senior convertible notes were due in October 1995. Lomas Mortgage announced on October 2, 1995, that it did not make the approximately $17 million of scheduled interest payments on its 9 3/4% term notes payable due October 1, 1997, and its 10 1/4% term notes payable due October 1, 2001. LFC did not make the scheduled interest payments due on October 31, 1995 of approximately $6.3 million on its 9% senior convertible notes. In addition, a final payment in the amount of $37.9 million along with accrued interest related to a mortgage note on the Company's headquarters is due March 1996 and Lomas Mortgage's $150 million senior notes are due on October 1, 1997. LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC filed voluntary petitions for Chapter 11 proceedings on October 10, 1995. For further information, see "NOTE B -- CHAPTER 11 PROCEEDINGS" of this report and "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Reference is made to "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995, for a description of LFC's, Lomas Mortgage's and certain of its subsidiaries' Chapter 11 proceedings. There have been no material developments or changes to these proceedings except the formation of an official unsecured creditors committee on October 23, 1995.

    The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         Exhibit
         Number
         ------
         (10.1)  Section 363 Asset Sale Agreement dated as of October 9, 1995, by and between First Nationwide Mortgage
                 Corporation and Lomas Mortgage.

         (11)    Computation of Earnings (Loss) Per Share

         (27)    Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (b)  Reports on Form 8-K:

             Form 8-K dated October 30, 1995, reported the press release of the New York Stock Exchange ("NYSE") regarding the suspension of trading of LFC's common stock and convertible notes and application to delist the issue by the NYSE. No financial statements were filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                         LOMAS FINANCIAL CORPORATION
                                                         ----------------------------------------------------------------
                                                                                (Registrant)



Date:  November 14, 1995                             By:                       /S/ERIC D. BOOTH
                                                         ----------------------------------------------------------------
                                                                                  Eric D. Booth
                                                                   President, Chief Executive Officer and Director



Date   November 14, 1995                            By:                         /S/GARY WHITE
                                                         ----------------------------------------------------------------
                                                                                   Gary White
                                                                Senior Vice President and Chief Financial Officer



                               INDEX TO EXHIBITS

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                               Description                                                 Page
------                               -----------                                            -------------
(10.1)   Section 363 Asset Sale Agreement dated as of October 9, 1995, by and between First
         Nationwide Mortgage Corporation and Lomas Mortgage.

(11)     Computation of Earnings (Loss) Per Share

(27)     Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).
