Form 10-Q
period 1995-12-31
LOMAS FINANCIAL CORP
filed 1996-02-14
CIK 60150

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-6868


                          LOMAS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                     75-1043392
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

              1600 VICEROY DRIVE                                  75235
                DALLAS, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

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

                                YES /X/  NO / /

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES /X/  NO / /

     On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the issuer's classes of common stock as of February 10, 1996: Common Stock, $1 par value -- 20,149,231 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                       PAGE
                                                                                       -----
PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Consolidated Balance Sheet -- December 31, 1995, and June 30, 1995.................      2
  Statement of Consolidated Operations -- Quarter and Six Months Ended December 31,
     1995 and 1994...................................................................      3
  Statement of Consolidated Cash Flows -- Six Months Ended December 31, 1995 and
     1994............................................................................      4
  Notes to Consolidated Financial Statements.........................................   5-10
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS
  Results of Operations..............................................................  11-14
  Liquidity and Capital Resources....................................................     14
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS............................................................     15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................     15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS



                                                                       DECEMBER 31,    JUNE 30,
                                                                           1995          1995
                                                                       ------------   ----------
                                                                       (UNAUDITED)      (NOTE)
Cash and cash equivalents............................................    $  48,863    $   19,966
First mortgage loans held for sale...................................          292       345,039
Investments..........................................................       12,053       282,318
Receivables..........................................................       89,724        77,248
Fixed assets -- net..................................................       34,560        52,579
Foreclosed real estate...............................................           --         6,348
                                                                         ---------    ----------
                                                                           136,629       763,532
Less allowance for losses............................................       (4,819)      (32,481)
                                                                         ---------    ----------
                                                                           131,810       731,051
Purchased future mortgage servicing income rights -- net.............           --       346,958
Prepaid expenses and other assets....................................        2,494        23,545
Net assets of discontinued operations................................       33,782        33,550
Assets held for sale.................................................      131,484            --
                                                                         ---------    ----------
                                                                         $ 348,433    $1,155,070
                                                                         =========    ==========
Escrow, agency and fiduciary funds -- see contra.....................    $ 341,360    $  641,519
                                                                         =========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable and accrued expenses..............................    $  22,571    $   57,171
  Liabilities to be assumed in sale..................................           27            --
  Notes payable......................................................           --       591,089
  Term notes payable.................................................           --       378,770
  Senior convertible notes payable...................................           --       139,918
  Liabilities subject to Chapter 11 proceedings......................      559,404            --
  Prepetition liabilities to be assumed in sale......................        2,847            --
                                                                         ---------    ----------
                                                                           584,849     1,166,948
                                                                         ---------    ----------
Stockholders' equity (deficit):
  Common stock -- 20,149 and 20,146 shares issued and outstanding,
     respectively....................................................       20,149        20,146
  Other paid-in capital..............................................      309,763       309,761
  Retained earnings (deficit)........................................     (566,328)     (341,785)
                                                                         ---------    ----------
                                                                          (236,416)      (11,878)
                                                                         ---------    ----------
                                                                         $ 348,433    $1,155,070
                                                                         =========    ==========
Liability for escrow, agency and fiduciary funds -- see contra.......    $ 341,360    $  641,519
                                                                         =========    ==========

Note: The balance sheet at June 30, 1995, as presented is derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       QUARTER ENDED          SIX MONTHS ENDED
                                                        DECEMBER 31              DECEMBER 31
                                                    --------------------    ---------------------
                                                      1995        1994        1995         1994
                                                    --------    --------    ---------    --------
Revenues:
  Mortgage servicing..............................  $ 21,438    $ 34,371    $  51,674    $ 67,285
  Commissions and fees............................     4,290       8,280       11,031      16,411
  Interest........................................       261       4,957        7,431      10,725
  Investment......................................     2,357       5,277       11,214       8,943
  Gain on sales...................................      (248)        411         (188)      3,590
  Other...........................................       959       4,055        3,221       4,518
                                                    --------    --------    ---------    --------
                                                      29,057      57,351       84,383     111,472
                                                    --------    --------    ---------    --------
Expenses:
  Interest........................................     2,237      18,888       24,732      37,254
  Personnel.......................................     9,167      15,399       26,894      30,605
  Depreciation and amortization...................       775      15,662       15,940      31,864
  Other operating.................................    10,603      11,940       20,609      21,737
  Provision for losses............................     1,851      29,171       23,854      31,071
                                                    --------    --------    ---------    --------
                                                      24,633      91,060      112,029     152,531
                                                    --------    --------    ---------    --------
Income (loss) from continuing operations before
  loss on assets held for sale....................     4,424     (33,709)     (27,646)    (41,059)
Loss on assets held for sale net of liabilities to
  be assumed......................................   (18,364)         --     (180,524)         --
                                                    --------    --------    ---------    --------
Loss from continuing operations before
  reorganization items............................   (13,940)    (33,709)    (208,170)    (41,059)
                                                    --------    --------    ---------    --------
Reorganization items:
  Interest earned on cash accumulated.............     1,984          --        1,984          --
  Writeoff of unamortized debt expense............    (6,571)         --       (6,571)         --
  Writeoff of deferred interest swap debits.......    (9,115)         --       (9,115)         --
  Professional fees...............................    (2,519)         --       (2,519)         --
  Other...........................................      (152)         --         (152)         --
                                                    --------    --------    ---------    --------
                                                     (16,373)         --      (16,373)         --
                                                    --------    --------    ---------    --------
Loss from continuing operations...................   (30,313)    (33,709)    (224,543)    (41,059)
Loss from discontinued operations.................        --      (7,500)          --     (13,000)
                                                    --------    --------    ---------    --------
  Net loss........................................  $(30,313)   $(41,209)   $(224,543)   $(54,059)
                                                    ========    ========    =========    ========
Loss per share:
  Loss from continuing operations.................  $  (1.50)   $  (1.67)   $  (11.14)   $  (2.04)
  Net loss........................................  $  (1.50)   $  (2.04)   $  (11.14)   $  (2.68)
  Average number of shares........................    20,164      20,154       20,164      20,144

                See notes to consolidated financial statements.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                             DECEMBER 31
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
Operating activities:
  Net loss...........................................................  $(224,543)    $ (54,059)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Loss from discontinued operations...............................         --        13,000
     Loss on assets held for sale....................................    180,524            --
     Depreciation and amortization...................................     15,940        31,864
     Provision for losses............................................     23,854        31,071
     Writeoff of net deferred debits on reverse interest rate
      swaps..........................................................      9,115            --
     Writeoff of unamortized debt issuance cost......................      6,571            --
                                                                       ---------     ---------
       Cash provided by operations before working capital changes....     11,461        21,876
  Net change in first mortgage loans held for sale...................    345,278       (67,210)
  Net change in sundry receivables, payables and other assets........    (39,229)      (43,127)
  Net cash used by discontinued operations...........................     (1,572)      (11,648)
                                                                       ---------     ---------
       Net cash provided (used) by operating activities..............    315,938      (100,109)
                                                                       ---------     ---------
Investing activities:
  Purchases of investments...........................................     (5,242)     (136,438)
  Maturities/sales of investments....................................    271,021        14,470
  Purchases of loans from pools......................................     (2,015)       (6,081)
  Sales of foreclosed real estate....................................      3,174         5,824
  Net (purchases)/sales of fixed assets..............................      1,708          (869)
  Purchases of future mortgage servicing income rights...............    (14,434)      (28,427)
  Sales of future mortgage servicing income rights...................     12,170        17,020
  Sale of subsidiaries...............................................      3,903            --
  Net proceeds from assets sold to First Nationwide Mortgage
     Corporation.....................................................     32,756            --
  Net cash provided by discontinued operations.......................      8,153        93,269
                                                                       ---------     ---------
       Net cash provided (used) by investing activities..............    311,194       (41,232)
                                                                       ---------     ---------
Financing activities:
  Net borrowings (repayments) of notes payable.......................   (591,089)      216,830
  Term debt repayments...............................................       (334)       (3,896)
  Net cash used by discontinued operations...........................         --       (61,987)
                                                                       ---------     ---------
       Net cash provided (used) by financing activities..............   (591,423)      150,947
                                                                       ---------     ---------
Net increase in cash and cash equivalents............................     35,709         9,606
Net change in cash of discontinued operations........................     (6,812)       (3,225)
Cash and cash equivalents at beginning of period.....................     19,966         7,206
                                                                       ---------     ---------
Cash and cash equivalents at end of period...........................  $  48,863     $  13,587
                                                                       =========     =========
Cash payments for:
  Interest...........................................................  $  13,048     $  36,735
  Federal income tax.................................................         --            --


                See notes to consolidated financial statements.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1995

NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at December 31, 1995 have been included. Operating results for the quarter and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1995.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Under Chapter 11 proceedings, the right of and the ultimate payments by the Company to prepetition creditors and to the Company's stockholders may be substantially altered. This is likely to result in claims being liquidated in the Chapter 11 proceedings at less than 100% of their face value. Certain claims in Chapter 11 may be asserted as having a priority in the plan of reorganization. The Company has not proposed a plan of reorganization at this time and it is not possible to predict the length of time the Company will operate under the protection of Chapter 11. At December 31, 1995, the Company continues to record these liabilities at their outstanding principal amounts.

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

     For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor-in-possession has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. This exclusive right also allows 180 days from the date of filing of the Chapter 11 petition for solicitation of acceptances of any plan of reorganization. The Debtor Corporations sought a 60 day extension of such periods. Such extension was granted by the Bankruptcy Court on February 13, 1996. Consequently, the Debtor Corporations currently have the exclusive right to file a plan or plans of reorganization until April 8, 1996 and, if a plan is filed by such date, to solicit acceptances until June 7, 1996.

     Reference is made to "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995 for more information.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE C -- ASSETS HELD FOR SALE AND LIABILITIES TO BE ASSUMED

     On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of Lomas Mortgage's GNMA servicing portfolio (approximately $7.9 billion), its investment in Lomas Mortgage Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "Phase I Sale"). The adjusted purchase price for the Phase I Sale was approximately $102 million (less $10 million which will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of Lomas Mortgage's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold as described in the following paragraph. This escrowed fund plus interest was released and returned to the Company on February 1, 1996. The second installment (approximately $41.5 million) of the purchase price was paid on January 30, 1996, with the final payment of the balance due on October 2, 1996.

     In January 1996, the Bankruptcy Court approved the sale of substantially all of the remaining mortgage servicing portfolio (approximately $12 billion) and certain other assets of Lomas Mortgage to First Nationwide (the "Phase II Sale"). The gross purchase price approved by the Bankruptcy Court is approximately $178 million based on July 31, 1995 balances (of which up to $10 million will be used to pay the Company's expense for transferring the servicing), subject to certain adjustments and the assumption of certain liabilities. The gross purchase price based on December 31, 1995 balances is approximately $160 million. The gross purchase price will be reduced by the amount of any reserve which will be determined at the final payment date. The Phase II Sale has closed on January 31, 1996 and the Company received $49.75 million in cash at closing of which $6.0 million was escrowed with a financial institution for certain mortgage servicing related commitments. Approximately $63 million is expected to be paid on June 1, 1996 with the final payment of the balance due on February 1, 1997.

     The assets held for sale and liabilities to be assumed in the Phase II Sale, except for purchased mortgage servicing income rights ("PMSRs"), are carried at their net book value which is assumed to be the market value. The PMSRs have been written down to market based on the purchase price of the Phase II Sale. The expected loss on the Phase II Sale of approximately $78.5 million was recognized at September 30, 1995.

     As a result of the sale of substantially all of the remaining assets of Lomas Mortgage and the anticipated termination of substantially all of the employees, the Company recorded loss on sale of assets totaling $18.4 million and $180.5 million for the quarter and six months ended December 31, 1995, respectively. The loss is calculated as follows (in thousands):

                                                       PHASE I      PHASE II
                                                        SALE          SALE          TOTAL
                                                      ---------     ---------     ---------
    Purchase price based on September 30, 1995
      balances......................................  $ 102,122     $ 137,138     $ 239,260
    Cost of assets sold/to be sold..................   (449,414)     (212,352)     (661,766)
    Liabilities assumed/to be assumed...............    275,903         7,407       283,310
    Mortgage servicing transfer fees................    (10,000)      (10,000)      (20,000)
    Selling costs...................................     (2,244)         (720)       (2,964)
                                                      ---------     ---------     ---------
              Total loss recognized in September
                quarter.............................    (83,633)      (78,527)     (162,160)
                                                      ---------     ---------     ---------
    Increase in purchase price......................         --         7,750         7,750
    Adjustments based on December 31, 1995
      balances......................................     (1,574)       (7,870)       (9,444)
    Selling costs...................................         --        (1,400)       (1,400)
    Employee retention, severance and related
      costs.........................................     (6,108)       (9,162)      (15,270)
                                                      ---------     ---------     ---------
              Total loss recognized in December
                quarter.............................     (7,682)      (10,682)      (18,364)
                                                      ---------     ---------     ---------
                Total loss recognized...............  $ (91,315)    $ (89,209)    $(180,524)
                                                      =========     =========     =========

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     At December 31, 1995, assets held for sale and liabilities to be assumed in the Phase II Sale were as follows (in thousands):

    Assets held for sale:
      First mortgage loans held for sale......................................  $    176
      Receivables.............................................................    50,916
      Investments.............................................................     6,535
      Foreclosed real estate..................................................     4,646
      Purchased mortgage servicing income rights..............................    89,902
      Prepaids and other assets...............................................       270
      Allowance for losses....................................................   (20,961)
                                                                                --------
                                                                                $131,484
                                                                                ========
    Liabilities to be assumed:
      Accounts payable and accrued expenses...................................  $  2,874
                                                                                ========

     In addition, land and buildings that are included in fixed assets in the consolidated balance sheet in the amount of $24.4 million are also held for sale.

NOTE D -- TERMINATION OF REMAINING REVERSE INTEREST RATE SWAPS

     On October 2, 1995, the Company terminated $485 million notional amount of its remaining reverse interest swaps and paid the counterparty $18.8 million in cash which came from the Phase I Sale as described in "NOTE C -- ASSETS HELD AND LIABILITIES TO BE ASSUMED" to the consolidated financial statements. Loss from the termination was $14.3 million. The Company recognized $5.2 million of the expected loss at September 30, 1995. As a result of the Chapter 11 filing on October 10, 1995, the net deferred debits of $9.1 million were written off in October 1995 and were included in the reorganization expenses in the statement of operations.

     Since the interest rate swap program's inception in July 1992 and through its termination in October 1995, the swap program generated net cash of approximately $4.5 million.

NOTE E -- DISCONTINUED OPERATIONS

     Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

     The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. At December 31, 1995, the Company had reserves of $1.2 million to cover future operating losses through the disposition of all properties. For the quarters and six months ended December 31, 1995 and 1994, losses of $1.0 million, $7.8 million, $1.7 million and $9.3 million, respectively, were charged to the reserves.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Net assets of discontinued short term lending operations at December 31, 1995, were as follows (in thousands):

    Assets:
      Mortgage notes receivable and foreclosed real estate, net of allowance for losses of $9,965..................................................  $19,951
      Cash and cash equivalents................................................    8,292
      Other assets.............................................................      238
                                                                                 -------
                                                                                  28,481
    Less:
      Accounts payable and accrued expenses....................................     (604)
      Future operating loss reserves...........................................   (1,193)
                                                                                 -------
                                                                                 $26,684
                                                                                 =======

     Net assets of the Company's discontinued LIS operations at December 31, 1995 were $7.1 million including an $8.0 million note, net of accrued legal expense and other taxes of $0.9 million.

NOTE F -- EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share data for the quarters and six months ended December 31, 1995 and 1994 are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarters and six months ended December 31, 1995 and 1994, the fully diluted per share data is antidilutive.

NOTE G -- PRO FORMA FINANCIAL INFORMATION

     Pro forma financial information is required under Regulation S-X of the rules of the Securities and Exchange Commission when there is a disposition of a significant portion of a business by sale. Since the Phase I and Phase II Sales to First Nationwide constitute a significant portion of the assets of the Company, a pro forma balance sheet and pro forma statement of operations are reflected in this footnote.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     The historical data includes the Phase I Sale and the pro forma adjustment reflects the Phase II Sale as if it had occurred at December 31, 1995 (in thousands):

                                     ASSETS

                                                                                        PRO FORMA
                                                            HISTORICAL    PRO FORMA      BALANCE
                                                               DATA       ADJUSTMENTS     SHEET
                                                            ----------    ----------    ---------
                                                                           (NOTE)
Cash and cash equivalents.................................  $   48,863    $       --    $  48,863
First mortgage loans held for sale........................         292            --          292
Investments...............................................      12,053            --       12,053
Receivables...............................................      89,724       159,943      249,667
Fixed assets -- net.......................................      34,560          (372)      34,188
                                                             ---------     ---------    ---------
                                                               136,629       159,571      296,200
Allowance for losses......................................      (4,819)      (20,961)     (25,780)
                                                             ---------     ---------    ---------
                                                               131,810       138,610      270,420
Prepaid expenses and other assets.........................       2,494            --        2,494
Net assets of discontinued operations.....................      33,782            --       33,782
Assets held for sale......................................     131,484      (131,484)          --
                                                             ---------     ---------    ---------
                                                            $  348,433    $    7,126    $ 355,559
                                                             =========     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses.....................  $   22,571    $   10,000    $  32,571
Liabilities to be assumed.................................          27           (27)          --
                                                             ---------     ---------    ---------
                                                                22,598         9,973       32,571
                                                             ---------     ---------    ---------
Liabilities subject to Chapter 11 proceedings:
  Accounts payable and accrued expenses...................      41,050            --       41,050
  Liabilities to be assumed...............................       2,847        (2,847)          --
  Term notes payable......................................     378,436            --      378,436
  Senior convertible notes................................     139,918            --      139,918
                                                             ---------     ---------    ---------
                                                               562,251        (2,847)     559,404
                                                             ---------     ---------    ---------
Stockholders' equity (deficit)............................    (236,416)           --     (236,416)
                                                             ---------     ---------    ---------
                                                            $  348,433    $    7,126    $ 355,559
                                                             =========     =========    =========

---------------

Note: The pro forma adjustments are to record the adjusted purchase price of $159,943 for the Phase II Sale using the balances as of December 31, 1995.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1995

     The following pro forma statement of consolidated operations adjusts the historical data as of December 31, 1995 and assumes the Phase I and Phase II Sales occurred on July 1, 1995 (in thousands):



                                                           HISTORICAL     PRO FORMA     ADJUSTED
                                                              DATA       ADJUSTMENTS    BALANCE
                                                           ----------    -----------    --------
                                                                           (NOTES)
    Revenues:
      Mortgage servicing................................   $   51,674     $ (51,674)    $     --
      Commissions and fees..............................       11,031        (4,922)       6,109
      Interest..........................................        7,431        (7,431)          --
      Investments.......................................       11,214        (5,940)       5,274
      Gain on sales.....................................         (188)         (243)        (431)
      Other.............................................        3,221          (848)       2,373
                                                           ----------     ---------     --------
                                                               84,383       (71,058)      13,325
                                                           ----------     ---------     --------
    Expenses:
      Interest..........................................       24,732       (10,625)      14,107
      Personnel.........................................       26,894       (22,776)       4,118
      Depreciation and amortization.....................       15,940       (14,596)       1,344
      Other operating...................................       20,609       (15,247)       5,362
      Provision for losses..............................       23,854       (11,854)      12,000
                                                           ----------     ---------     --------
                                                              112,029       (75,098)      36,931
                                                           ----------     ---------     --------
    Loss from continuing operations before loss on
      assets held for sale..............................      (27,646)        4,040      (23,606)
    Loss on assets held for sale........................     (180,524)      180,524           --
                                                           ----------     ---------     --------
    Loss from continuing operations before
      reorganization
      items.............................................     (208,170)      184,564      (23,606)
    Reorganization items -- net.........................      (16,373)           --      (16,373)
                                                           ----------     ---------     --------
    Loss from continuing operations.....................   $ (224,543)    $ 184,564     $(39,979)
                                                           ==========     =========     ========
    Loss per share:
      Loss from continuing operations...................   $   (11.14)                  $  (1.98)
    Average number of shares............................       20,164                     20,164

---------------

Notes:

Pro forma adjustments:

     - Mortgage servicing fees are eliminated.

     - Commissions and fees remaining primarily relate to the insurance unit not sold.

     - Interest income of warehouse loans eliminated.

     - Investment income related to warehouse loans eliminated and interest income is recorded on receivables from First Nationwide.

     - Interest expense eliminated on warehouse debt but remains for the term notes payable through October 9, 1995.

     - Mortgage banking related personnel costs and other operating expenses eliminated as of July 1, 1995.

     - Depreciation and amortization on mortgage banking assets eliminated including amortization of PMSRs.

     - Provision for losses remaining is the writedown of one of the Company buildings which occurred in the first quarter of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's continuing operations recorded a loss of $13.9 million before net reorganization expenses of $16.4 million for the quarter ended December 31, 1995. Operating loss for the same quarter of fiscal 1995 was $33.7 million. For the six months periods ended December 31, 1995 and 1994, losses from continuing operations were $208.2 million (before net reorganization expenses of $16.4 million) and $41.1 million, respectively. Discontinued operations incurred losses of $7.5 million and $13.0 million during the quarter and six months ended December 31, 1994, respectively.

     The operating results of the Company during the quarters and six months ended December 31, 1995 and 1994, were as follows (in thousands):

                                                     QUARTER ENDED          SIX MONTHS ENDED
                                                      DECEMBER 31              DECEMBER 31
                                                  --------------------    ---------------------
                                                    1995        1994        1995         1994
                                                  --------    --------    ---------    --------
    Continuing operations:
      Mortgage banking.........................   $  5,261    $(28,711)   $ (25,725)   $(29,573)
      Other....................................         55       2,670        2,651       1,916
                                                  --------    --------    ---------    --------
         Operating income......................      5,316     (26,041)     (23,074)    (27,657)
                                                  --------    --------    ---------    --------
    Operating expenses:
      General and administrative...............       (577)     (4,037)      (1,109)     (6,188)
      Corporate interest.......................       (315)     (3,631)      (3,463)     (7,214)
                                                  --------    --------    ---------    --------
         Income (loss) before sale of assets...      4,424     (33,709)     (27,646)    (41,059)
    Loss on assets held for sale...............    (18,364)         --     (180,524)         --
                                                  --------    --------    ---------    --------
         Loss from continuing operations before
           reorganization items................    (13,940)    (33,709)    (208,170)    (41,059)
    Reorganization items -- net................    (16,373)         --      (16,373)         --
                                                  --------    --------    ---------    --------
      Loss from continuing operations..........    (30,313)    (33,709)    (224,543)    (41,059)
    Loss from discontinued operations..........         --      (7,500)          --     (13,000)
                                                  --------    --------    ---------    --------
      Net loss.................................   $(30,313)   $(41,209)   $(224,543)   $(54,059)
                                                  ========    ========    =========    ========

  Mortgage Banking

     The mortgage banking division's operations during the December 31, 1995 quarter reported an income of $5.3 million before loss on assets held for sale of $18.4 million and net reorganization expenses of $16.9 million compared to a loss of $28.7 million for the December 1994 quarter. Included in the December 1994 quarter were special provisions of $27.7 million to cover certain mortgage servicing-related receivables, commitments and other contingencies, pro rata interest rate swap loss and reduction in the carrying values of Company-owned buildings and land. For the six months ended December 31, 1995 and 1994, mortgage banking operations incurred losses of $25.7 million (before the $180.5 million loss recorded on assets held for sale and $16.9 million net reorganization expenses) and $29.6 million, respectively.

     Revenues, expenses and contribution/loss from the mortgage banking division's continuing operations for the quarters and six months ended December 31, 1995 and 1994 were as follows (in millions):

                                           QUARTER ENDED                      SIX MONTHS ENDED
                                            DECEMBER 31                         DECEMBER 31
                                 ---------------------------------   ----------------------------------
                                      1995              1994               1995              1994
                                 ---------------   ---------------   ----------------   ---------------
Loan administration
  Revenues.....................  $ 20.1            $ 31.7            $ 49.3             $ 62.2
  Expenses.....................   (12.5)            (12.4)            (24.3)             (23.8)
  Amortization.................    (0.3)  $  7.3    (12.7)  $  6.6    (14.3)  $  10.7    (26.7)  $ 11.7
                                 ------            ------            -------            ------
Master servicing
  Revenues.....................     2.1               3.1               4.8                5.7
  Expenses.....................    (2.1)             (1.3)             (3.6)              (3.2)
  Amortization.................    (0.1)    (0.1)    (0.8)     1.0     (0.2)      1.0     (1.0)     1.5
                                 ------            ------            -------            ------
Insurance
  Agency.......................     2.5               2.2               5.3                4.9
  Mortgage plans...............     1.2               1.5               2.7                2.9
  Expenses.....................    (1.3)     2.4     (1.5)     2.2     (2.7)      5.3     (2.9)     4.9
                                 ------            ------            -------            ------
Banking (including warehousing
  and investment income and
  interest expense)
  Revenues.....................     2.5               8.9              14.4               16.7
  Expenses.....................    (2.2)     0.3    (15.6)    (6.7)   (28.8)    (14.4)   (30.5)   (13.8)
                                 ------            ------            -------            ------
Portfolio production
  Revenues.....................     0.1               3.9               4.5               10.6
  Expenses.....................    (1.0)    (0.9)    (4.5)    (0.6)    (4.4)      0.1     (9.7)     0.9
                                 ------            ------            -------            ------
Field services
  Revenues.....................      --               3.0               1.7                5.9
  Expenses.....................    (0.1)    (0.1)    (3.1)    (0.1)    (2.0)     (0.3)    (6.1)    (0.2)
                                 ------            ------            -------            ------
General and administrative
  expense......................             (2.6)             (3.4)              (8.1)             (6.9)
Special provision for losses...               --             (27.7)                --             (27.7)
Writedown of building..........               --                --              (12.0)               --
Writedown of prepaid pension...             (1.0)               --               (8.0)               --
                                          ------            ------             ------
  Loss from operations.........              5.3             (28.7)             (25.7)            (29.6)
Loss on assets held for sale...            (18.4)               --             (180.5)               --
                                          ------            ------             ------
  Loss from continuing
     operations before
     reorganization items......            (13.1)            (28.7)            (206.2)            (29.6)
Reorganization items...........            (16.9)               --              (16.9)               --
                                          ------            ------             ------
  Net loss.....................           $(30.0)           $(28.7)           $(223.1)           $(29.6)
                                          ======            ======             ======

     On October 2, 1995, the Company closed the sale of its GNMA mortgage servicing totaling approximately $7.9 billion in unpaid principal balances of mortgage loans to First Nationwide. During the six months ended December 31, 1995, the Company sold mortgage servicing rights related to $12.6 billion unpaid principal balance of mortgage loans. The remaining mortgage servicing portfolio owned by the Company at December 31, 1995 totaling approximately $12 billion along with certain other assets and liabilities were sold to First Nationwide on January 31, 1996. See "NOTE C -- ASSETS HELD AND LIABILITIES TO BE ASSUMED" to the consolidated financial statements. The Company will continue to service these mortgage loans under subservicing contract until they are transferred in March 1996.

     The banking unit recorded income of $300,000 for the quarter ended December 31, 1995 compared to a loss of $6.7 million in the same period of 1994. For the six months ended December 31, 1995 and 1994, losses from the banking unit were $14.4 million and $13.8 million, respectively. On October 2, 1995, the Phase I Sale closing date, all warehouse debt and repurchase agreements secured by first mortgage loans totaling $274.1 million were repaid. The Company also terminated its outstanding reverse interest rate swaps on that date and paid the counterparty $18.8 million in cash. No interest was accrued on Lomas Mortgage's $340 million notes since October 10, 1995, the Chapter 11 filing date.

     General and administrative expense for the quarter and six months ended December 1995 included provisions of $500,000 and $2.1 million, respectively. The Company maintained the allowance for losses related to its loan administration and production at the same level as they were at July 31, 1995. As a result, chargeoffs during this period were expensed and included in the general and administrative expense. According to the Bankruptcy Court approved amended Phase II Sale contract, First Nationwide will deduct from the purchase price the uncollectible amounts related to the servicing receivables, therefore, the Company has discontinued the replenishment of those reserves beginning January 1, 1996.

     The Company's prepaid pension expense at July 1, 1995 was approximately $14 million. The Company wrote down its prepaid pension by $7.0 million in September 1995 and an additional $1.0 million in November 1995, leaving a balance of $6.4 million. Because of the sale of substantially all of the remaining assets of Lomas Mortgage and the anticipated termination of substantially all of its employees, the remaining balance of the prepaid pension was written off at December 31, 1995 and is included as a part of the costs related to the Phase I and Phase II Sales.

  Other

     The Company's other operations generated income of $55,000 and $2.7 million during the quarter and six months ended December 31, 1995, respectively, compared to income of $2.7 million and $1.9 million for the same periods in 1994. For the six months period of fiscal 1996, other income included a $1.2 million cash received on the bankruptcy settlement from the Company's affiliate, Vista Properties, Inc. ("Vista"), which represented the redemption of the Company's 19% common stock ownership that the Company carried at no book basis. The quarter and six months of December 1994 results included a $2.8 million gain from settlement of certain contractual provisions related to the Company's sale of ELLCO Leasing Corporation in fiscal 1991. Also included in the quarter and six months of fiscal 1995 results were losses of $700,000 and $2.1 million, respectively, from its image processing subsidiary. The image processing unit was sold in the first quarter of fiscal 1996 and the Company recorded a gain of $1.1 million.

  Special Provision for Losses

     The Company provided reserves at December 31, 1994 totaling $37.1 million, of which $27.7 was for the mortgage banking operations. The reserves were established to cover (i) certain mortgage servicing related receivables and other assets; (ii) reduction in the carrying values of Company-owned buildings and land; (iii) mortgage banking commitments and other contingencies; (iv) pro rata mark-to-market loss on interest rate swaps; and (v) additional loss related to the Company's discontinued operations including its commercial lending operations and information systems operations.

  Discontinued Operations

     During the quarter and six months ended December 31, 1994, the Company provided reserves totaling $7.0 million and $11.0 million, respectively, for its discontinued short-term lending operations. Losses incurred in the amount of $1.0 million, $7.8 million, $1.7 million and $9.3 million for the quarter and six months ended December 31, 1995 and 1994, respectively, were charged to these reserves. At December 31, 1995, the Company had a reserve balance of $1.2 million to cover the operating loss through the liquidation of all the remaining real estate assets.

     The Company also recorded losses of $500,000 and $2.0 million for the quarter and six months ended December 31, 1994, respectively, to cover operating loss of its information systems business through December 16, 1994, the date that subsidiary was sold.

LIQUIDITY AND CAPITAL RESOURCES

     On October 2, 1995, in connection with the Phase I Sale, First Nationwide repaid the outstanding warehouse related debt of approximately $274.1 million along with accrued interest. The Company also terminated its outstanding reverse interest rate swaps and paid the counterparty $18.8 million. On February 6, 1996, the Company had cash totaling approximately $150 million.

     On October 10, 1995 LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC filed voluntary petitions for Chapter 11 proceedings. Liabilities subject to Chapter 11 proceedings at December 31, 1995, were as follows (in millions):

    Term debt of Lomas Mortgage:
      -- Notes due in 1997......................................................  $150.0
      -- Notes due in 2002......................................................   190.0
      -- Mortgage note due in 1996..............................................    38.4
                                                                                  ------
                                                                                   378.4
    Convertible notes of LFC due in 2003........................................   139.9
    Accrued interest on term notes..............................................    23.8
    Other payables..............................................................    20.2
                                                                                  ------
                                                                                  $562.3
                                                                                  ======

     For more information regarding the Chapter 11 filing, see "NOTE
B -- CHAPTER 11 PROCEEDINGS" of this report and "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Reference is made to "Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995 for a description of LFC's, Lomas Mortgage's and certain of its subsidiaries' Chapter 11 proceedings. There have been no material developments or changes to these proceedings except the formation of an official unsecured creditors committee on October 23, 1995 and the grant by the Bankruptcy Court on February 13, 1996 of an extension of the periods within which the Debtor Corporations have the exclusive right to file their respective plans or joint plan of reorganization and solicit acceptances thereto for an additional 60 days, through and including April 8, 1996 and June 7, 1996, respectively.

     The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

       EXHIBIT
       NUMBER
---------------------
        (10.1)       -- Section 363 Asset Sale Agreement amended and restated as of January
                        4, 1996 by and between First Nationwide Mortgage Corporation and
                        Lomas Mortgage.
        (10.2)       -- Subservicing and Transition Services Agreement dated as of January
                        31, 1996 by and between First Nationwide Mortgage Corporation and
                        Lomas Mortgage.
        (10.3)       -- Letter Employment Agreement dated December 22, 1995 between Lomas
                        Mortgage and Carey B. Wickland.
        (11)         -- Computation of Earnings (Loss) Per Share.
        (27)         -- Financial Data Schedule (submitted to the Securities and Exchange
                        Commission for its information).

     (b) Reports on Form 8-K:

          Form 8-K dated January 12, 1996 reported two press releases issued by LFC on January 5, 1996 and January 12, 1996, respectively, announcing the seeking of approval from the Unites States Bankruptcy Court of an amended asset sale agreement between Lomas Mortgage and First Nationwide, and the approval of the amended asset sale agreement by the Bankruptcy Court judge. No financial statements were filed.

          Form 8-K dated February 1, 1996 reported a press release issued by LFC on January 31, 1996 announcing the closing of the sale of virtually all of its mortgage servicing assets to First Nationwide. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LOMAS FINANCIAL CORPORATION
                                            ------------------------------------
                                                        (Registrant)


Date: February 14, 1996                     By:   /s/  ERIC D. BOOTH
                                               ---------------------------------
                                                       Eric D. Booth
                                             President, Chief Executive Officer
                                                        and Director

Date: February 14, 1996                     By:     /s/  GARY WHITE
                                               ---------------------------------
                                                         Gary White
                                              Senior Vice President and Chief
                                                     Financial Officer

                        INDEX TO EXHIBITS Sequentially

 Exhibit                                                                                           Numbered
  Number                                       Description                                           Page
  ------                                       -----------                                           ----
(10.1)      Section 363 Asset Sale Agreement amended and restated as of January
            4, 1996 by and between First Nationwide Mortgage Corporation and
            Lomas Mortgage.

(10.2)      Subservicing and Transition Services Agreement dated as of January
            31, 1996 by and between First Nationwide Mortgage Corporation and
            Lomas Mortgage.
(10.3)      Letter Employment Agreement dated December 22, 1995 between Lomas
            Mortgage and Carey B. Wickland.

(11)        Computation of Earnings (Loss) Per Share.

(27)        Financial Data Schedule (submitted to the Securities and Exchange
            Commission for its information).