Form 10-Q
period 1996-03-31
LOMAS FINANCIAL CORP
filed 1996-05-15
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 1-6868

                          LOMAS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  75-1043392
    ---------------------------------                  ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)

             1600 Viceroy Drive
               Dallas, Texas                                  75235
  ----------------------------------------                -------------
  (Address of principal executive offices)                 (Zip Code)


                                 (214) 879-5540
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

On October 10, 1995, the registrant and certain of its subsidiaries (the "Debtor Corporations") filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed two separate proposed plans of reorganization with the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On May 13, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed first amended plans of reorganization and related proposed forms of disclosure statements pursuant to Section 1125 of the Bankruptcy Code.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996: Common Stock, $1 par value -- 20,149,231 shares.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheet -- March 31, 1996, and June 30, 1995  . . . . . . . . . . . . . . . . .  2
         Statement of Consolidated Operations -- Quarter and Nine Months Ended March  31, 1996 and 1995 . .  3
         Statement of Consolidated Cash Flows -- Nine Months Ended March  31, 1996 and 1995 . . . . . . . .  4
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  5 - 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                             March 31, 1996       June 30, 1995
                                                                             --------------       -------------
                                                                              (Unaudited)            (Note)
                                                          ASSETS
                                                          ------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .     $   131,915         $    19,966

First mortgage loans held for sale  . . . . . . . . . . . . . . . . . . .             270             345,039
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,143             282,318
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         147,469              77,248
Fixed assets--net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,758              52,579
Foreclosed real estate  . . . . . . . . . . . . . . . . . . . . . . . . .              --               6,348
                                                                              -----------         -----------
                                                                                  204,640             763,532
Less allowance for losses . . . . . . . . . . . . . . . . . . . . . . . .         (24,411)            (32,481)
                                                                              -----------         -----------
                                                                                  180,229             731,051

Purchased future mortgage servicing income rights--net  . . . . . . . . .              --             346,958
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .           1,101              23,545
Net assets of discontinued operations . . . . . . . . . . . . . . . . . .          33,762              33,550
                                                                              -----------         -----------
                                                                              $   347,007         $ 1,155,070
                                                                              ===========         ===========

Escrow, agency and fiduciary funds--see contra  . . . . . . . . . . . . .     $        --         $   641,519
                                                                              ===========         ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                      ----------------------------------------------

Liabilities:
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . .     $    35,589         $    57,171
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             591,089
    Term notes payable  . . . . . . . . . . . . . . . . . . . . . . . . .              --             378,770
    Senior convertible notes payable  . . . . . . . . . . . . . . . . . .              --             139,918
    Liabilities subject to Chapter 11 proceedings   . . . . . . . . . . .         551,662                  --
                                                                              -----------         -----------
                                                                                  587,251           1,166,948
                                                                              -----------         -----------
Stockholders' equity (deficit):
    Common stock--20,149 and 20,146 shares issued and
      outstanding, respectively   . . . . . . . . . . . . . . . . . . . .          20,149              20,146
    Other paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .         309,763             309,761
    Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . .        (570,156)           (341,785)
                                                                              -----------         -----------
                                                                                 (240,244)            (11,878)
                                                                              -----------         -----------
                                                                              $   347,007         $ 1,155,070
                                                                              ===========         ===========

Liability for escrow, agency and fiduciary funds--see contra  . . . . . .     $        --         $   641,519
                                                                              ===========         ===========

Note: The balance sheet at June 30, 1995, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Quarter Ended            Nine  Months Ended
                                                                  March 31                    March 31
                                                          ------------------------    -----------------------
                                                              1996          1995         1996          1995
                                                          ----------    ----------    ----------    ---------
Revenues:
    Mortgage servicing  . . . . . . . . . . . . . . . .   $    8,292    $   33,357    $   59,966    $ 100,642
    Commissions and fees  . . . . . . . . . . . . . . .        2,613         7,485        13,644       23,896
    Interest  . . . . . . . . . . . . . . . . . . . . .          294         7,225         7,725       17,950
    Investment  . . . . . . . . . . . . . . . . . . . .        1,273         5,404        12,487       14,347
    Gain on sales   . . . . . . . . . . . . . . . . . .          136        (2,080)          (52)       1,510
    Other   . . . . . . . . . . . . . . . . . . . . . .        1,284           925         4,505        5,443
                                                          ----------    ----------    ----------    ---------
                                                              13,892        52,316        98,275      163,788
                                                          ----------    ----------    ----------    ---------
Expenses:
    Interest  . . . . . . . . . . . . . . . . . . . . .         (169)       21,561        24,563       58,815
    Personnel   . . . . . . . . . . . . . . . . . . . .        6,431        14,076        33,325       44,681
    Depreciation and amortization   . . . . . . . . . .          648        14,575        16,588       46,439
    Other operating   . . . . . . . . . . . . . . . . .        6,493        10,517        27,102       32,254
    Provision for losses  . . . . . . . . . . . . . . .          334         2,136        24,188       33,207
    Provision for restructuring   . . . . . . . . . . .           --         9,000            --        9,000
                                                          ----------    ----------    ----------    ---------
                                                              13,737        71,865       125,766      224,396
                                                          ----------    ----------    ----------    ---------

Income (loss) from continuing operations before
    loss on assets held for sale    . . . . . . . . . .          155       (19,549)      (27,491)     (60,608)
Loss on assets held for sale net of liabilities to
    be assumed  . . . . . . . . . . . . . . . . . . . .       (2,308)           --      (182,832)          --
                                                          ----------    ----------    ----------    ---------
Loss from continuing operations before
    reorganization items  . . . . . . . . . . . . . . .       (2,153)      (19,549)     (210,323)     (60,608)
                                                          ----------    ----------    ----------    ---------
Reorganization items:
    Interest earned on cash accumulated   . . . . . . .        3,004            --         4,988           --
    Writeoff of unamortized debt expense  . . . . . . .           --            --        (6,571)          --
    Writeoff of deferred interest swap debits   . . . .           --            --        (9,115)          --
    Professional fees   . . . . . . . . . . . . . . . .       (4,572)           --        (7,091)          --
    Other   . . . . . . . . . . . . . . . . . . . . . .         (107)           --          (259)          --
                                                          ----------    ----------    ----------    ---------
                                                              (1,675)           --       (18,048)          --
                                                          ----------    ----------    ----------    ---------
Loss from continuing operations . . . . . . . . . . . .       (3,828)      (19,549)     (228,371)     (60,608)
Loss from discontinued operations . . . . . . . . . . .           --        (5,600)           --      (18,600)
                                                          ----------    ----------    ----------    ---------
    Net loss  . . . . . . . . . . . . . . . . . . . . .   $   (3,828)   $  (25,149)   $ (228,371)   $ (79,208)
                                                          ==========    ==========    ==========    =========

Loss per share:
    Loss from continuing operations   . . . . . . . . .   $     (.19)   $     (.97)   $   (11.33)   $   (3.01)
    Net loss  . . . . . . . . . . . . . . . . . . . . .   $     (.19)   $    (1.25)   $   (11.33)   $   (3.93)
    Average number of shares  . . . . . . . . . . . . .       20,164        20,164        20,164       20,151

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                                         March 31
                                                                              -------------------------------
                                                                                  1996                1995
                                                                              -----------         -----------
Operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (228,371)        $   (79,208)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Loss from discontinued operations  . . . . . . . . . . . . . . .              --              18,600
         Loss on assets held for sale . . . . . . . . . . . . . . . . . .         182,832                  --
         Depreciation and amortization  . . . . . . . . . . . . . . . . .          16,588              46,439
         Provision for losses . . . . . . . . . . . . . . . . . . . . . .          24,188              33,207
         Provision for restructuring  . . . . . . . . . . . . . . . . . .              --               9,000
         Writeoff of net deferred debits on reverse interest rate swaps .           9,115                  --
         Writeoff of unamortized debt issuance cost . . . . . . . . . . .           6,571                  --
                                                                              -----------         -----------
             Cash provided by operations before working capital changes .          10,923              28,038
    Net change in first mortgage loans held for sale  . . . . . . . . . .         345,278             (62,804)
    Net change in sundry receivables, payables and other assets   . . . .         (24,703)            (21,847)
    Net cash used by discontinued operations  . . . . . . . . . . . . . .          (3,221)             (9,433)
                                                                              -----------         -----------
             Net cash provided (used) by operating activities . . . . . .         328,277             (66,046)
                                                                              -----------         -----------

Investing activities:
    Purchases of investments  . . . . . . . . . . . . . . . . . . . . . .         (31,417)           (188,268)
    Maturities/sales of investments   . . . . . . . . . . . . . . . . . .         278,453              19,507
    Purchases of loans from pools   . . . . . . . . . . . . . . . . . . .          (4,283)             (4,957)
    Sales of foreclosed real estate   . . . . . . . . . . . . . . . . . .           3,854               6,139
    Net (purchases)/sales of fixed assets   . . . . . . . . . . . . . . .           1,708                (272)
    Purchases of future mortgage servicing income rights  . . . . . . . .         (14,434)            (47,632)
    Sales of future mortgage servicing income rights  . . . . . . . . . .          12,170              39,156
    Sale of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . .           3,903                  --
    Net proceeds from assets sold to First Nationwide
       Mortgage Corporation   . . . . . . . . . . . . . . . . . . . . . .         123,506                  --
    Net cash provided by discontinued operations  . . . . . . . . . . . .          12,150             101,153
                                                                              -----------         -----------
             Net cash provided (used) by investing activities . . . . . .         385,610             (75,174)
                                                                              -----------         -----------

Financing activities:
    Net borrowings (repayments) of notes payable  . . . . . . . . . . . .        (591,089)            241,943
    Term debt repayments  . . . . . . . . . . . . . . . . . . . . . . . .            (334)             (4,215)
    Net cash used by discontinued operations  . . . . . . . . . . . . . .              --             (61,987)
                                                                              -----------         -----------
             Net cash provided (used) by financing activities . . . . . .        (591,423)            175,741
                                                                              -----------         -----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .         122,464              34,521
Net change in cash of discontinued operations . . . . . . . . . . . . . .         (10,515)             (5,391)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .          19,966               7,206
                                                                              -----------         -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .     $   131,915         $    36,336
                                                                              ===========         ===========

Cash payments for:
    Interest      . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    12,879         $    48,969
    Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . . .              --                  --

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1996


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at March 31, 1996 have been included. Operating results for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1995.

    The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Under Chapter 11 proceedings, the right of and the ultimate payments by the Company to prepetition creditors and to the Company's stockholders may be substantially altered. This is likely to result in claims being liquidated in the Chapter 11 proceedings at less than 100% of their face value. Certain claims in Chapter 11 may be asserted as having a priority in the plans of reorganization. The Company has proposed plans of reorganization at this time and it is not possible to predict the length of time the Company will operate under the protection of Chapter 11. At March 31, 1996, the Company continues to record these liabilities at their outstanding principal amounts.

NOTE B -- CHAPTER 11 PROCEEDINGS

    On October 10, 1995, LFC, Lomas Mortgage USA, Inc. ("Lomas Mortgage") and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS"), both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

    On October 23, 1995, a single creditors' committee (the "Joint Creditors' Committee") was appointed by the United States Trustee for the District of Delaware (the "U.S. Trustee") to represent creditors of all the Debtor Corporations. On March 15, 1996, the U.S. Trustee revoked the appointment of the Joint Creditors' Committee and appointed statutory committees of unsecured creditors of LFC (the "LFC Creditors' Committee") and of Lomas Mortgage (the "Lomas Mortgage Creditors' Committee").

    The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996 and subsequently filed their proposed first amended joint plan of reorganization on May 13, 1996 (the "Joint Plan"). Lomas Mortgage filed its own proposed plan of reorganization on April 8, 1996 and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996 (the "Lomas Mortgage Plan" and together with the Joint Plan, the "Plans"). The Lomas Mortgage Creditors' Committee is a co-proponent of the Lomas Mortgage Plan.

    In addition, on May 13, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and Lomas Mortgage filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the Lomas Mortgage Plan (the "Lomas Mortgage Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

     The solicitation of acceptances of each Plan from creditors cannot begin until the Bankruptcy Court approves the related Disclosure Statement as containing "adequate information." A hearing for this purpose has been scheduled for June 26, 1996.

    It is not possible to predict whether the required acceptances of the Plans will be obtained. In addition, each Plan contains additional conditions precedent to confirmation. There can be no assurance that these conditions to confirmation will be met. Certain conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the Lomas Mortgage Creditors' Committee, as the case may be. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the Lomas Mortgage Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed. See "Part II -- Item 1. Legal Proceedings."

    Distributions to general unsecured creditors are subject to the additional conditions precedent set forth in each Plan (See "Section 6.3, Conditions to First Distribution" in each of the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement), which relate to certain intercompany claims. There can be no assurance as to when such conditions will be satisfied.

    For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor-in-possession has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. This exclusive right also allows 180 days from the date of filing of the Chapter 11 petition for solicitation of acceptances of any plan of reorganization. The Debtor Corporations sought a 60 day extension of such periods. Such extension was granted by the Bankruptcy Court on February 13, 1996. Consequently, the Debtor Corporations maintained the exclusive right to file a plan or plans of reorganization through the date on which the Plans were filed, and the Debtor Corporations now have the exclusive right to solicit acceptances for their respective Plans until June 7, 1996 (unless the Bankruptcy Court shortens or extends this time period by subsequent order).

     Reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to this report, and "Part I -- Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995 for more information.

    The principal provisions of the Plans are summarized in the Joint Disclosure Statement. That summary is qualified in its entirety by reference to the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement.

NOTE C -- ASSETS SOLD AND LIABILITIES ASSUMED

    On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of Lomas Mortgage's GNMA servicing portfolio (approximately $7.9 billion), its investment in Lomas Mortgage Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). The adjusted purchase price for the GNMA Sale was approximately
$102 million (less $10 million which is being used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of Lomas Mortgage's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold as described in the following paragraph. This escrowed fund plus interest was released and returned to the Company on February 1, 1996. The second installment (approximately $41.5 million) of the purchase price was paid on January 30, 1996, with the final payment of the balance due on October 2, 1996.

     On January 31, 1996, Lomas Mortgage closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to
Section 363 of the Bankruptcy Code (the "Section 363 Sale"). The adjusted gross purchase price based on the closing balance at January 31, 1996 was approximately $159.8 million (of which up to $10 million is being used to pay the Company's expense for transferring the servicing). The adjusted gross purchase price will be reduced by the amount of any reserve which will be determined at the final payment date. The Company received $49.75 million in cash at closing of which $6.0 million was escrowed with a financial institution for certain mortgage servicing related commitments. This $6.0 million is expected to be returned to the Company in May 1996. Approximately $63 million is expected to be paid on June 1, 1996 with the final payment of the balance due on February 1, 1997.

    Net book value of assets sold to and liabilities assumed by First Nationwide at cost were as follows (in thousands):


                                                                          GNMA      Section 363
                                                                          Sale         Sale         Total
                                                                       -----------   -----------   ----------
         Assets sold:
             First mortgage loans . . . . . . . . . . . . . . . .      $   286,750   $     2,608   $  289,358
             Accounts receivables . . . . . . . . . . . . . . . .            7,742        46,766       54,508
             Foreclosed real estate . . . . . . . . . . . . . . .               --         5,888        5,888
             Investments and other assets . . . . . . . . . . . .            4,380         6,208       10,588
             Fixed  assets  . . . . . . . . . . . . . . . . . . .              251           120          371
             Purchased mortgage servicing income rights . . . . .          157,158       167,701      324,859
             Less:  Allowance for losses  . . . . . . . . . . . .           (6,107)           --       (6,107)
                                                                       -----------   -----------   ----------
                                                                           450,174       229,291      679,465
                                                                       -----------   -----------   ----------
         Liabilities assumed:
             Notes payable  . . . . . . . . . . . . . . . . . . .          274,075            --      274,075
             Accounts payable and accrued expenses  . . . . . . .            1,613         1,466        3,079
                                                                       -----------   -----------   ----------
                                                                           275,688         1,466      277,154
                                                                       -----------   -----------   ----------
             Net Assets sold  . . . . . . . . . . . . . . . . . .      $   174,486   $   227,825   $  402,311
                                                                       ===========   ===========   ==========

    Loss recorded on the GNMA Sale and the Section 363 Sale was calculated as follows (in thousands):

                                                                          GNMA       Section 363
                                                                          Sale          Sale         Total
                                                                       -----------   -----------   ----------
         Adjusted purchase price as of March 31, 1996 . . . . . .      $   101,577   $   159,836   $  261,413
         Transfer costs . . . . . . . . . . . . . . . . . . . . .          (10,000)      (10,000)     (20,000)
         Net book value of assets sold  . . . . . . . . . . . . .         (450,174)     (229,291)    (679,465)
         Book value of liabilities assumed  . . . . . . . . . . .          275,688         1,466      277,154
                                                                       -----------   -----------   ----------
             Loss on Sale of assets and  liabilities  . . . . . .          (82,909)      (77,989)    (160,898)
         Other costs:
             Selling cost . . . . . . . . . . . . . . . . . . . .           (2,244)       (2,120)      (4,364)
             Employee retention, severance and related costs  . .           (6,108)      (11,462)     (17,570)
                                                                       -----------   -----------   ----------
             Total loss recognized  . . . . . . . . . . . . . . .      $   (91,261)  $   (91,571)  $ (182,832)
                                                                       ===========   ===========   ==========

    In addition to the assets and liabilities sold as described above, land and buildings that are included in fixed assets in the consolidated balance sheet in the amount of $24.4 million are also held for sale.

NOTE D -- DISCONTINUED OPERATIONS

    Discontinued operations include the Company's short term lending operations and information systems operations ("LIS").

    The Company's discontinued short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. At March 31, 1996, the Company had reserves of $1.1 million to cover future operating losses through the disposition of all properties. For the quarters and nine months ended March 31, 1996 and 1995, losses of $.1 million, $2.2 million, $1.8 million and $11.5 million, respectively, were charged to the reserves.

    Net assets of discontinued short term lending operations at March 31, 1996, were as follows (in thousands):

         Assets:
             Mortgage notes receivable and foreclosed real estate, net of allowance for
               losses of $8,873 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  15,934
             Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           281
                                                                                                    ---------
                                                                                                       28,215
         Less:
             Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . .          (424)
             Future operating loss reserves . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,126)
                                                                                                    ---------
                                                                                                    $  26,665
                                                                                                    =========

     Net assets of the Company's discontinued LIS operations at March 31, 1996 were $7.1 million including an $8.0 million note that the Company received at the sale of LIS' mortgage loan servicing system to Residential Information Services Limited Partnership ("RIS"), net of accrued legal expense and other taxes of $0.9 million. During the quarter ended March 31, 1996, Lomas Mortgage established a $11.2 million escrow account pursuant to a Bankruptcy Court order for the dispute between Lomas Mortgage and RIS regarding a penalty for the deconversion of Lomas Mortgage's servicing portfolio. Lomas Mortgage's position is that RIS was paid in full on an administrative claim basis for all of its deconversion services when and as performed according to the schedule of fees and charges appended to the RIS agreement and the deconversion penalties are unenforceable penalties or, at most, give rise to a pre-petition claim for liquidated damages that are not entitled to administrative priority. The $11.2 million escrowed fund is included in Investments in the Company's consolidated balance sheet.

NOTE E -- EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per share data for the quarters and nine months ended March 31, 1996 and 1995 are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarters and nine months ended March 31, 1996 and 1995, the fully diluted per share data is antidilutive.

NOTE F -- PRO FORMA FINANCIAL INFORMATION

     On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On May 13, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. LFC, LIS and LAS filed the Joint Plan, and Lomas Mortgage filed the Lomas Mortgage Plan. The Lomas Mortgage Creditors' Committee is a co-proponent of the Lomas Mortgage Plan. The Plans assume the consummation date is June 30, 1996. See "Projected Financial Statements for Reorganized LFC and Reorganized Lomas Mortgage for the fiscal years 1997, 1998 and 1999", which are attached as Exhibit IV to the Joint Disclosure Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The operating results of the Company during the quarters and nine months ended March 31, 1996 and 1995, were as follows (in thousands):

                                                                  Quarter Ended          Nine Months Ended
                                                                     March 31                 March 31
                                                              -----------------------  ------------------------
                                                                 1996         1995        1996         1995
                                                              ----------  -----------  -----------  -----------
         Continuing operations:
             Mortgage banking . . . . . . . . . . . . . .     $     346   $  (12,386)  $  (25,379)  $ (41,959)
             Other . .  . . . . . . . . . . . . . . . . .           209          100        2,860       2,016
                                                              ---------   ----------   ----------   ---------
                 Operating income . . . . . . . . . . . .           555      (12,286)     (22,519)    (39,943)

         Operating expenses:
             General and administrative . . . . . . . . .          (400)      (1,138)      (1,509)     (7,326)
             Corporate interest . . . . . . . . . . . . .            --       (3,325)      (3,463)    (10,539)
             Provision for restructuring  . . . . . . . .            --       (2,800)          --      (2,800)
                                                              ---------   -----------  ----------   ----------
                 Income (loss) before sale of assets  . .           155      (19,549)     (27,491)    (60,608)
         Loss on assets held for sale . . . . . . . . . .        (2,308)          --     (182,832)         --
                                                              ----------  ----------   ----------   ---------
                 Loss from continuing operations
                    before reorganization items . . . . .        (2,153)     (19,549)    (210,323)    (60,608)
         Reorganization items--net  . . . . . . . . . . .        (1,675)          --      (18,048)         --
                                                              ---------   ----------   ----------   ---------
                 Loss from continuing operations  . . . .        (3,828)     (19,549)    (228,371)    (60,608)
         Loss from discontinued operations  . . . . . . .            --       (5,600)          --     (18,600)
                                                              ---------   -----------  ----------   ---------
                        Net loss  . . . . . . . . . . . .     $  (3,828)  $  (25,149)  $ (228,371)  $ (79,208)
                                                              =========   ==========   ==========   =========

Mortgage Banking

    The operating results presented above for the quarters and nine months ended March 31, 1996 are not comparable to those for the same periods in fiscal 1995 due to the fact that during the quarter and nine months ended March 31, 1996 the Company completed the sale of substantially all of the assets of Lomas Mortgage. The Company recorded an additional loss on the sale of assets of $2.3 million during the March 1996 quarter and the loss was a result of the prepayment of the mortgage servicing portfolio during the 60-day period after the closing of the Section 363 Sale. See "Note C -- Assets Sold and Liabilities Assumed."

Other

     The Company's other operations generated income of $209,000 and $2.9 million during the quarter and nine months ended March 31, 1996, respectively, compared to income of $100,000 and $2.0 million for the same periods in 1995. For the nine months period of fiscal 1996, other income included $1.2 million of cash received in connection with the bankruptcy settlement from the Company's affiliate, Vista Properties, Inc., which represented the redemption of the Company's 19% common stock ownership that the Company carried at no book basis. The quarter and nine months of fiscal 1995 results included a $2.8 million gain from settlement of certain contractual provisions related to the Company's sale of ELLCO Leasing Corporation in fiscal 1991. Also included in the quarter and nine months of fiscal 1995 results were losses of $591,000 and $2.6 million from the Company's image processing subsidiary. The image processing unit was sold in the first quarter of fiscal 1996 and the Company recorded a gain of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         October 10, 1995, LFC, Lomas Mortgage and two other insignificant subsidiaries of LFC filed voluntary petitions for Chapter 11 proceedings. Liabilities subject to Chapter 11 proceedings at March 31, 1996 were as follows (in millions):

         Term debt of Lomas Mortgage:
          o  notes due in 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   150.0
          o  notes due in 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         190.0
          o  mortgage note due in 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38.0
                                                                                                    ---------
                                                                                                        378.0
         Convertible notes of LFC due in 2003 . . . . . . . . . . . . . . . . . . . . . . . . .         139.9
         Accrued interest on term notes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23.8
         Other payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10.0
                                                                                                    ---------
                                                                                                    $   551.7
                                                                                                    =========

         For information relating to the Company's proposed plans of reorganization and related proposed forms of disclosure statements, see "Note B
- -- Chapter 11 Proceedings", "Note F -- Pro Forma Financial Information" and "Part II -- Item 1. Legal Proceedings."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On May 13, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and Lomas Mortgage filed the Lomas Mortgage Plan. The Lomas Mortgage Creditors' Committee is a co-proponent of the Lomas Mortgage Plan.

    In addition, on May 13, 1996, the Joint Debtors filed with the Bankruptcy Court the Joint Disclosure Statement in connection with the solicitation of votes on the Joint Plan from holders of claims against the Joint Debtors, and Lomas Mortgage filed with the Bankruptcy Court the Lomas Mortgage Disclosure Statement in connection with the solicitation of votes on the Lomas Mortgage Plan from holders of claims against Lomas Mortgage.

    The solicitation of acceptances of each Plan from creditors cannot begin until the Bankruptcy Court approves the related Disclosure Statement as containing "adequate information." A hearing for this purpose has been scheduled for June 26, 1996.

    It is not possible to predict whether the required acceptances of the Plans will be obtained. In addition, each Plan contains the following additional conditions precedent to confirmation: (a) Bankruptcy Court approval of all relevant agreements, trustees, agents and mediators and authorization of the Debtor Corporations, the intercompany claims agent, if any, and the LFC or Lomas Mortgage litigation trustee, as the case may be, to make any contemplated transfers of property; (b) the LFC Creditors' Committee or the Lomas Mortgage Creditors' Committee, as the case may be, shall have provided the new names of the relevant reorganized Debtor Corporation and the names of the members of the Board of Directors and officers of each; and (c) receipt of any necessary no-action letters from the Securities and Exchange Commission, rulings from the Internal Revenue Service or other government approvals. In addition, under the Joint Plan, the trustee of the "rabbi trust" in which the assets of the Lomas Management Security Plan are held will have turned over or been ordered to turn over to LFC the assets held in the "rabbi trust". There can be no assurance that these conditions to confirmation will be met. Any and all conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the Lomas Mortgage Creditors' Committee, as the case may be, other than the conditions set forth in clauses (a) and (b) above. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the Lomas Mortgage Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed.

    Distributions to general unsecured creditors are subject to the additional conditions precedent set forth in each Plan (See "Section 6.3, Conditions to First Distribution" in each of the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement), which relate to certain intercompany claims. There can be no assurance as to when such conditions will be satisfied.

    For a more detailed description of the Debtor Corporations' Chapter 11 proceedings and material developments in connection with such proceedings, reference is made to "III. Background and General Information -- E. The
Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to this report, "Part I -- Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for the year ended June 30, 1995 and "Part II -- Item 1. Legal Proceedings" in the Company's quarterly reports on Form 10-Q for the quarterly periods ended September 30, 1995 and December 31, 1995.

     The principal provisions of the Plans are summarized in the Joint Disclosure Statement. That summary is qualified in its entirely by reference to the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement.

    The Company is also involved in a number of other lawsuits considered to be in the normal course of business. In management's opinion, the resolution of these other disputes will not have a material adverse effect on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         (10.1) Form of Disclosure Statement of LFC, LIS and LAS to be dated June __, 1996 (the "Joint Disclosure Statement") with Schedule I (Index of Defined Terms), Exhibit I (First Amended Joint Chapter 11 Plan of LFC, LIS and LAS dated May 13, 1996),
                 Exhibit II (First Amended Lomas Mortgage Chapter 11 Plan dated May 13, 1996), Exhibit III (Liquidation Analysis of Debtors),
                 Exhibit IV (Projected Financial Statements for Reorganized LFC and Reorganized Lomas Mortgage for the Fiscal Years 1997, 1998 and 1999), Exhibit V (Names and Addresses of the Creditors' Committees and their Professionals) and Exhibit VI (Price Waterhouse LLP's Draft Preliminary Report dated February 27,
                 1996) attached thereto.

                 Exhibit VI, Price Waterhouse LLP's Draft Preliminary Report dated February 27, 1996, to the Joint Disclosure Statement has been electronically filed herewith. The registrant hereby agrees to furnish supplementally a copy (in paper format rather than electronic format) of such Exhibit VI to persons submitting a written request to Gary White, Senior Vice President and Chief Financial Officer, Lomas Financial Corporation, 1600 Viceroy Drive, Dallas, Texas 75235.

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


                                         LOMAS FINANCIAL CORPORATION
                              -------------------------------------------------
                                                 (Registrant)



Date:  May 13, 1996       By:                  /S/ERIC D. BOOTH
                              -------------------------------------------------
                                                Eric D. Booth
                               President, Chief Executive Officer and Director



Date:  May 13, 1996       By:                   /S/GARY WHITE
                              -------------------------------------------------
                                                  Gary White
                              Senior Vice President and Chief Financial Officer