Form 10-K
period 1996-06-30
LOMAS FINANCIAL CORP
filed 1996-09-27
CIK 60150

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

COMMISSION FILE NUMBER 1-6868

                          LOMAS FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                    75-1043392
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

    717 NORTH HARWOOD, DALLAS, TEXAS                           75201
 (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:  (214) 665-6300

Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of Each Exchange
           Title of Each Class                           on Which Registered
           -------------------                           -------------------
  COMMON STOCK, PAR VALUE $1 PER SHARE                      NOT APPLICABLE


Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X      NO
                                              ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                     [ ]


     At September 20, 1996 the aggregate market value of the registrant's common stock held by non-affiliates: not applicable.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the registrant's Common Stock, par value $1 per share, as of September 20, 1996: Common Stock--20,149,000 shares.

================================================================================

                          LOMAS FINANCIAL CORPORATION

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                                          PART I

Item 1.     BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.     PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Item 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . 8

                                                         PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS .  . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA  . . . . . . . . . . . . . . . . . . . 9
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . .  11
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . .  17
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . .  55

                                                         PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . .  56
Item 11.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  56
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . .  56
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . .  56

                                                         PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . .  57


                          LOMAS FINANCIAL CORPORATION

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                     PART I

ITEM 1.   BUSINESS

     Lomas Financial Corporation was incorporated in Delaware in 1960, and its principal executive offices are located at 717 North Harwood in Dallas, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to Lomas Financial Corporation ("LFC") and its subsidiaries. LFC's wholly-owned, principal subsidiary is Lomas Mortgage USA, Inc. ("LMUSA").

CHAPTER 11 PROCEEDINGS

     On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS") both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered, with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     On October 23, 1995, a single creditors' committee (the "Joint Creditors' Committee") was appointed by the U.S. Trustee for the District of Delaware (the "U.S. Trustee") to represent creditors of all the Debtor Corporations. On March 15, 1996, the U.S. Trustee revoked the appointment of the Joint Creditors' Committee and appointed statutory committees of unsecured creditors of LFC (the "LFC Creditors' Committee") and of LMUSA (the "LMUSA Creditors' Committee").

     The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996 and subsequently filed their first amended joint plan of reorganization on May 13, 1996 and their second amended joint plan of reorganization on July 3, 1996 (the "Joint Plan"). LMUSA filed its own proposed plan of reorganization on April 8, 1996 and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996 and its second amended joint plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans").

     In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

     The period for solicitation of acceptances of each Plan from creditors began once the Bankruptcy Court approved the related Disclosure Statement as containing "adequate information" on July 3, 1996 and concluded on August 23, 1996.

     According to the certificates of the balloting agent filed with the Bankruptcy Court on September 23, 1996, the required acceptances for each Plan have been obtained.

     A hearing at which the Bankruptcy Court will consider whether to confirm the Plans had been scheduled for September 20, 1996 but has been rescheduled for October 1, 1996.

          Each Plan contains the following additional conditions precedent to confirmation: (a) Bankruptcy Court approval of all relevant agreements, trustees, agents and mediators and authorization of the Debtor Corporations, the intercompany claims agent, if any, and the LFC or LMUSA litigation trustee, as the case may be, to make any contemplated transfers of property; (b) the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, shall have provided the new names of the relevant reorganized Debtor Corporation and the names of the members of the Board of Directors and officers of each; and (c) receipt of any necessary no-action letters from the Securities and Exchange Commission, rulings from the Internal Revenue Service or other government approvals. In addition, under the Joint Plan, the trustee of the "rabbi trust" in which the assets of the Lomas Management Security Plan are held will have turned over or been ordered to turn over to LFC the assets held in the "rabbi trust". While certain of these conditions to confirmation have been met, there can be no assurance that all of these conditions will be met. Any and all conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, other than the conditions set forth in clauses (a) and (b) above. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the LMUSA Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed.

     Distributions to general unsecured creditors are subject to conditions precedent set forth in each Plan which relate to certain intercompany claims. There can be no assurance as to when such conditions will be satisfied. On June 26, 1996, the LFC Creditors' Committee filed a motion seeking orders (i) authorizing it to commence an adversary proceeding on behalf of LFC against LMUSA to assert certain Intercompany Claims, (ii) either classifying LFC's Intercompany claims against LMUSA as priority claims, or classifying such Claims as LMUSA Class 3 general unsecured claims allowed for voting purposes in the amount of $217 million, and (iii) appointing an examiner to mediate the disputes between the LFC Creditors' Committee and the LMUSA Creditors' Committee with respect to Intercompany Claims. On August 5, 1996, the Bankruptcy Court appointed an arbitrator to meet with the LFC and LMUSA Creditors' Committee to review and issue a non-binding judgement related to the dispute over the intercompany claims. There are several meetings scheduled through November 1, 1996.

     Reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to this report, and "Part I -- Item 3. Legal Proceedings". The principal provisions of the Plans are summarized in the Joint Disclosure Statement. That summary is qualified in its entirety by reference to the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement.

FINANCIAL INFORMATION AND NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

     Financial information regarding revenues, operating profit and total assets of the Company are included in "Item 8. Financial Statements and Supplementary Data" within this report.

MORTGAGE BANKING

     During fiscal 1996, the Company entered into various agreements to sell all of its servicing portfolio and certain other assets. See "Item 8. Financial Statements and Supplementary Data - Chapter 11 Proceedings."

     On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of LMUSA's GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in Lomas Mortgage Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). The adjusted purchase price for the GNMA Sale was approximately $102 million (less $10 million which is being used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of LMUSA's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold as described in the following paragraph. This escrowed fund plus interest was released and returned to the Company on February 1, 1996. The second installment (approximately $41.5 million) was received on January 30, 1996, with the final payment (net of indemnification claims made by First Nationwide and accepted by LMUSA greater than $6.1 million) due on October 2, 1996.

     On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to
Section 363 of the Bankruptcy Code (the "Section 363 Sale"). The adjusted gross purchase was approximately $161 million (less $10 million which is being used to pay the Company's expense for transferring the servicing). The adjusted gross purchase price will be reduced by the amount of any reserve which will be determined at the final payment date. The Company received $49.75 million in cash at closing of which $6.0 million was escrowed with a financial institution for certain mortgage servicing related commitments. This $6.0 million was returned to the Company in May 1996. The second installment was received in two payments of approximately $59.5 million and $5.1 million on May 31, 1996 and July 1, 1996, respectively. The final payment (net of indemnification claims made by First Nationwide and accepted by LMUSA) is due on February 1, 1997.

     At June 30, 1996 the Company has established a reserve in the amount of $20.5 million as their best estimate of indemnification claims related to the sales discussed above. Management believes this amount is adequate.

     On August 16, 1996, the Company's former headquarters and adjacent land and buildings were sold for $23.5 million pursuant to an order of the Bankruptcy Court. Additionally, substantially all of its furniture and equipment was sold by a liquidator during the period of July and August 1996.

OTHER OPERATIONS OF THE COMPANY

     Insurance Agency Services. The Company provides brokerage services for a variety of insurance products related to the Company's business. The products include temporary hazard insurance, permanent fire, casualty and extended homeowner coverages and mortgage life insurance, accidental death, disability and hospital indemnity coverages. The Company sells insurance products as an agent and does not retain any underwriting risk. The insurance agency service's subsidiaries are wholly-owned subsidiaries of LMUSA. The Company is negotiating a pending asset purchase agreement to sell substantially all of the assets of the insurance agency services subsidiaries. The purchaser would also assume certain liabilities of the insurance agency services subsidiaries. As of this report date, the agreement has not been finalized. It will be subject to Bankruptcy Court approval and to higher and better offers.

     Field Services. The field services operations were provided by a wholly-owned subsidiary of LMUSA. The Company monitored the condition of properties, assured property preservation and interviewed delinquent mortgagors through its field services subsidiary. In August 1995, the Company sold certain fixed assets of the field services operations at approximate net book value to First American Real Estate Services and discontinued the business.

     Image Processing. Intellifile, Inc., ("Intellifile") a wholly-owned subsidiary of LFC, provided image processing services to the Company and other external parties. In August 1995, the Company sold Intellifile to a third party and recorded a net gain on the sale of $1.1 million.

     Short Term Lending. The Company's short term lending operations were conducted through its wholly-owned subsidiaries ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate subsidiaries. Short term lending operations included activities of short term construction, acquisition and development lending. Substantially no new commercial loans have been originated since September, 1989.

     Information Systems. In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to Residential Information Services, Limited Partnership. ("RIS").

     For more information, see "Item 8. Financial Statements and Supplementary Data."

EMPLOYEES

     At June 30, 1996 the Company had 90 full-time employees. None of the Company's employees were represented by any union. During fiscal 1996, approximately 1,000 employees were terminated. As of July 1, 1996, approximately 20 of the terminated employees remain as consultants in altered capacities.

ITEM 2.   PROPERTIES

      Effective July 1, 1996, the Company's principal executive offices are located in leased facilities at 717 North Harwood, Dallas, Texas. Prior to that, the Company's principal offices were located in buildings owned by the Company that are subject to a first mortgage note executed in favor of an insurance company. These buildings were sold on August 16, 1996, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3.   LEGAL PROCEEDINGS

     On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Creditors' Committee is a co- proponent of the LMUSA Plan.

     In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court the Joint Disclosure Statement in connection with the solicitation of votes on the Joint Plan from holders of claims against the Joint Debtors, and LMUSA filed with the Bankruptcy Court the LMUSA Disclosure Statement in connection with the solicitation of votes on the LMUSA Plan from holders of claims against LMUSA.

     The period for solicitation of acceptances of each Plan from creditors began once the Bankruptcy Court approved the related Disclosure Statement as containing "adequate information" on July 3, 1996 and concluded on August 23, 1996.

     According to the certificates of the balloting agent filed with the Bankruptcy Court on September 23, 1996, the required acceptances for each Plan have been obtained.

     A hearing at which the Bankruptcy Court will consider whether to confirm the Plans had been scheduled for September 20, 1996 but has been rescheduled for October 1, 1996.

     Each Plan contains the following additional conditions precedent to confirmation: (a) Bankruptcy Court approval of all relevant agreements, trustees, agents and mediators and authorization of the Debtor Corporations, the intercompany claims agent, if any, and the LFC or LMUSA litigation trustee, as the case may be, to make any contemplated transfers of property; (b) the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, shall have provided the new names of the relevant reorganized Debtor Corporation and the names of the members of the Board of Directors and officers of each; and (c) receipt of any necessary no-action letters from the Securities and Exchange Commission, rulings from the Internal Revenue Service or other government approvals. In addition, under the Joint Plan, the trustee of the "rabbi trust" in which the assets of the Lomas Management Security Plan are held will have turned over or been ordered to turn over to LFC the assets held in the "rabbi trust".

While certain of these conditions to confirmation have been met, there can be no assurance that all of these conditions will be met. Any and all conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, other than the conditions set forth in clauses (a) and (b) above. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the LMUSA Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed.

     Distributions to general unsecured creditors are subject to the additional conditions precedent set forth in each Plan (See "Section 6.3, Conditions to First Distribution" in each of the Plans, which are attached as exhibits), which relate to certain intercompany claims. There can be no assurance as to when such conditions will be satisfied.

     For a more detailed description of the Debtor Corporations' Chapter 11 proceedings and material developments in connection with such proceedings, reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to this report, and "Part I -- Item 1. Chapter 11 Proceedings" of this report. The principal provisions of the Plans are summarized in the Joint Disclosure Statement. That summary is qualified in its entirely by reference to the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement.

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

     Under Chapter 11, substantially all litigation and claims against the Debtor Corporations at the date of the filings have been stayed while the Debtor Corporations continue business operations as debtors-in-possession. The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from suing the Debtor Corporations, either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy Court terminates or modifies the automatic stay of litigation or otherwise authorizes payments by the Debtor Corporations. Accordingly, virtually all of the actions which were pending against the Debtor Corporations were automatically stayed upon the filing of the petitions.

     The U.S. Trustee, a federal official with certain administrative responsibilities in respect of bankruptcy proceedings, appointed two unsecured creditors' committee, the LFC Creditors' Committee and the LMUSA Creditor's Committee. The official committees have the right to review and object to certain business transactions and are expected to participate in the formulation of any plan or plans of reorganization. The committees are entitled to retain counsel and other professionals, in each case at the expense of the Debtor Corporations, if they are retained pursuant to an order of the Bankruptcy Court.

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

OTHER

     In connection with its mortgage servicing and related insurance agency business, LMUSA and its insurance company subsidiaries are frequently the subject of lawsuits brought by individual homeowners on behalf of themselves or on behalf of purported classes of homeowners. Although there are currently four active cases relating to the mortgage servicing business in which plaintiffs are seeking class certification, at present no active case against LMUSA has been certified as a class action and in each such case LMUSA believes a basis exists to contest class certification. In management's opinion and on the advice of counsel, the resolution of these disputes will not have a material adverse effect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During fiscal 1996 the Company's common stock was delisted by the New York Stock Exchange.

                                         1996                1995          Dividends Declared
                                     -------------      ---------------    ------------------
                                     High     Low       High        Low     1996        1995
                                     ----     ----      ----        ---    -----        -----
         First quarter                N/A     N/A        6 1/4    4 3/8      --          --
         Second quarter               N/A     N/A        4 5/8        3      --          --
         Third quarter                N/A     N/A            3    1 3/4      --          --
         Fourth quarter               N/A     N/A        1 3/8      1/2      --          --

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

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

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA



                                                           Year Ended June 30                   Six Months          Six Months
                                          ---------------------------------------------------      Ended              Ended
                                             1996         1995         1994          1993       June 30, 1992    December 31, 1991
                                          ----------   ----------   ---------     -----------   -------------    -----------------
                                                            (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
  Revenues from operations  . . . .       $  103,347    $  222,222    $ 281,618     $ 293,354     $ 132,613      $   129,699
  Income (loss) from operations before
    reorganization items  . . . . .       $ (229,410)*  $ (127,282)   $(126,002)    $  29,557     $  11,558      $    (2,652)
  Reorganization items--net   . . .       $  (21,181)           --           --            --            --               --
  Income (loss) before loss from
    discontinued operations   . . .       $ (250,591)   $ (127,282)   $(126,002)    $  29,557     $  11,558      $    (2,652)
  Loss from discontinued operations:
    Loss from disposal  . . . . . .       $       --    $  (24,409)   $ (25,000)           --            --               --
    Loss from operations  . . . . .               --    $   (2,000)   $ (31,664)    $ (17,263)    $ (29,280)     $   (20,211)
  Extraordinary item  . . . . . . .               --            --           --            --            --      $   932,238
  Net income (loss)   . . . . . . .       $ (250,591)   $ (153,691)   $(182,666)    $  12,294     $ (17,722)     $   909,375

  Earnings (loss) per share:
    Income (loss) before loss from
      discontinued operations   . .       $   (12.43)   $    (6.32)   $   (6.26)    $    1.47     $     .57               **
    Net income (loss)   . . . . . .       $   (12.43)   $    (7.63)   $   (9.07)    $     .61     $    (.88)              **
  Average number of shares  . . . .           20,160        20,154       20,132        20,117        20,108               **

*Includes loss on sale of assets of $188,691.
**Not meaningful due to different capital structure.



                                                                             As of June 30
                                               -------------------------------------------------------------------------
                                                  1996         1995            1994             1993           1992
                                               -----------  ------------    -----------     ------------     -----------
                                                                     (in thousands of dollars)
BALANCE SHEET DATA:
  Assets  . . . . . . . . . . . . .            $   329,932  $ 1,157,001     $ 1,148,257     $ 1,454,511      $ 1,557,515
  Cash  . . . . . . . . . . . . . .            $   197,800  $    21,510     $    10,178     $    34,945      $    23,426
  Purchased future mortgage servicing
    income rights   . . . . . . . .                     --  $   346,958     $   382,009     $   436,487      $   418,617
  First mortgage loans held for sale                    --  $   345,039     $   257,534     $   368,266      $   387,726
  Term and senior convertible notes                     --  $   518,688         523,229         532,198      $   515,020
  Liabilities subject to Chapter 11
    proceedings   . . . . . . . . .            $   552,863           --              --              --               --
Stockholders' equity (deficit)  . .            $  (262,464) $   (11,878)    $   141,435     $   324,079      $   309,310
  Escrow, agency and fiduciary funds                    --  $   641,519     $   603,163     $ 1,082,591      $   709,048


Note: Certain amounts in fiscal 1995, 1994, 1993 and 1992 have been reclassified to comply with the 1996 presentation format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On October 10, 1995, LFC, LMUSA and two other subsidiaries filed petitions for reorganization under Chapter 11. In the previous year, the Company's short term lending subsidiary and other real estate operations segment were classified as discontinued operations. However, due to the Chapter 11 filings, management decided to retain the operations during fiscal 1996. Consistent with Emerging Issues Task Force No. 90-16 "Accounting for Discontinued Operations Subsequently Retained" the results of operations of the segment in the prior periods were reclassified from discontinued operations to continuing operations. The Company recorded losses of $250.6 million, $153.7 million and $182.7 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     The operating results of the Company during the three years ended June 30, 1996, 1995 and 1994 were as follows (in thousands):

                                                                          Year Ended June 30
                                                                 ----------------------------------
                                                                    1996         1995        1994
                                                                 ----------   ----------   --------
     Operating loss:
        Mortgage banking . . . . . . . . . . . . . . . . . . .   $  (34,430)  $  (82,821)  $(82,195)
        Other  . . . . . . . . . . . . . . . . . . . . . . . .          122      (21,129)   (17,697)
                                                                 ----------   ----------  ---------
         . . . . . . . . . . . . . . . . . . . . . . . . . . .      (34,308)    (103,950)   (99,892)
        Expenses:
        General and administrative . . . . . . . . . . . . . .       (2,675)      (6,587)    (9,327)
        Provision for losses . . . . . . . . . . . . . . . . .         (273)        (162)        --
        Provision for restructuring  . . . . . . . . . . . . .           --       (2,800)    (3,630)
        Corporate interest . . . . . . . . . . . . . . . . . .       (3,463)     (13,783)   (13,153)
        Loss on sale or disposal of assets . . . . . . . . . .     (188,691)          --         --
                                                                 ----------   ----------  ---------
            Loss from operations before reorganization items       (229,410)    (127,282)  (126,002)
     Reorganization items--net . . . . . . . . . . . . . . . .      (21,181)          --         --
                                                                 ----------   ----------  ---------
            Loss before loss from discontinued operations  . .     (250,591)    (127,282)  (126,002)
     Loss from discontinued operations:
        Loss from disposal . . . . . . . . . . . . . . . . . .           --      (24,409)   (25,000)
        Loss from operations . . . . . . . . . . . . . . . . .           --       (2,000)   (31,664)
                                                                 ----------   ----------  ---------
                   Net loss  . . . . . . . . . . . . . . . . .   $ (250,591)  $ (153,691) $(182,666)
                                                                 ==========   ==========  =========


RESTRUCTURING AND REDUCTION IN FORCE

     On October 10, 1995, the Bankruptcy Court authorized a compensation plan which included two components. First, a retention and performance bonus to be paid to all remaining LMUSA employees based on a percentage of base salary.
The retention plan provided for lump sum payments ranging from one-half to one full month of annual base salary for most participants and 50% to 75% annual base salary for certain employees identified as "key" to the sale of the assets to First Nationwide and the restructuring process. Second, severance payments were paid to all remaining LMUSA employees. The severance plan provided for lump sum cash payments ranging from two months to eighteen months of annual base pay depending upon job classification. Approximately 1,000 employees were terminated during fiscal 1996. The Company recorded an approximate $16.5 million expense during fiscal 1996 for the severance and retention plans which has been recognized in loss from disposal or sale on the consolidated statement of operations.

     In January 1995 the Company announced a restructuring and reduction-in-force plan (the "1995 Plan"). Under the plan, the Company reduced its staff by approximately 200 employees. The plan was completed by June 30, 1995. In connection with the 1995 Plan, the Company vacated one of its office buildings which was disposed of subsequent to fiscal year 1996. The Company recorded charges of $6.0 million for the staff reduction and $3.0 million for the reduction in the carrying value of the vacated building. Of the total $6.0 million of staff reduction provision, $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. The Company paid termination benefits of $3.7 million in cash generated from its operations.

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

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

     Mortgage Banking. The Mortgage Banking division during fiscal 1996 recorded a loss of $34.4 million as compared to a loss of $82.8 million in fiscal 1995. The results of fiscal 1996 as compared to fiscal 1995 are not comparable in that the Company sold substantially all of its assets and recorded a loss on disposal of $188.7 million, which is outlined in detail separately in this document. See "Item 1. Business--Mortgage Banking."

     Other. The other operations during fiscal 1996 recorded a gain of $122,000 as compared to a loss of $21.1 million in fiscal 1995, as reclassified. Losses during fiscal 1996 included the short term lending operations, consisting of STL and LMI, totaled $2.2 million and LIS with $3.1 million. The short term lending operations recorded losses of $15.6 million in fiscal 1995 and Intellifile recorded a loss of $3.6 million. LIS and the short term lending operations were carried as discontinued operations in previous filings and the losses of short term lending operations were charged to previously established reserves in both years.

     See "Item 8.  Financial Statements and Supplementary Data".

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1995 COMPARED WITH YEAR ENDED JUNE 30, 1994

     Mortgage Banking. During the years ended June 30, 1995 and 1994 the operating results of mortgage banking were as follows (in millions):

                                                                               Year Ended June 30
                                                              -----------------------------------------------
                                                                       1995                   1994
                                                              ----------------------   -----------------------
Loan Administration
         Revenues . . . . . . . . . . . . . . . . . . . .     $   123.7                $    135.7
         Expenses . . . . . . . . . . . . . . . . . . . .         (51.4)                    (58.3)
         Impairment provisions  . . . . . . . . . . . . .          (5.4)                    (80.0)
         Amortization . . . . . . . . . . . . . . . . . .         (52.5)  $     14.4        (67.7)  $   (70.3)
                                                              ---------                ----------

     Master servicing
         Revenues . . . . . . . . . . . . . . . . . . . .          11.8                      12.1
         Expenses . . . . . . . . . . . . . . . . . . . .          (7.4)                     (8.0)
         Amortization . . . . . . . . . . . . . . . . . .          (1.3)         3.1         (0.6)        3.5
                                                              ---------                ----------

     Insurance
         Agency . . . . . . . . . . . . . . . . . . . . .           9.8                       8.9
         Mortgage plans . . . . . . . . . . . . . . . . .           5.9                       4.7
         Expenses . . . . . . . . . . . . . . . . . . . .          (5.6)        10.1         (4.9)        8.7
                                                              ---------                ----------

     Banking (including warehousing and
         investment income and interest expense)
         Revenues . . . . . . . . . . . . . . . . . . . .          38.7                      44.8
         Expenses . . . . . . . . . . . . . . . . . . . .         (68.4)       (29.7)       (66.7)      (21.9)
                                                              ---------                ----------

     Portfolio production
         Revenues . . . . . . . . . . . . . . . . . . . .          16.1                      49.5
         Expenses . . . . . . . . . . . . . . . . . . . .         (18.0)        (1.9)       (32.1)       17.4
                                                              ---------                ----------

     Field services
         Revenues . . . . . . . . . . . . . . . . . . . .          11.2                      13.6
         Expenses . . . . . . . . . . . . . . . . . . . .         (11.7)        (0.5)       (13.1)        0.5
                                                              ---------                ----------

     Fund and asset management
         Revenues . . . . . . . . . . . . . . . . . . . .            --                       8.3
         Expenses . . . . . . . . . . . . . . . . . . . .            --           --         (2.2)        6.1
                                                              ---------                ----------

     General and administrative expense   . . . . . . . .                      (14.7)                   (17.1)
                                                                          ----------                ---------

            Income (loss) before special provisions . . .                      (19.2)                   (73.1)

     Special provisions for losses  . . . . . . . . . . .                      (57.4)                      --

     Provision for restructuring  . . . . . . . . . . . .                       (6.2)                    (9.1)
                                                                          ----------                ---------

            Income (loss) from continuing operations  . .                 $    (82.8)               $   (82.2)
                                                                          ==========                =========

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

     The fund and asset management unit was discontinued and transferred to Capstead Mortgage Corporation ("Capstead") during fiscal 1994 when Capstead became self-administered at September 30, 1994. Accordingly, the unit, which contributed $6.1 million of income in fiscal 1994, contributed nothing in fiscal 1995.

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

     Of the $57.7 million total special provisions for losses taken in fiscal 1995 for continuing operations as discussed previously, $57.4 million was recorded by the mortgage banking operations as follows:

         o provisions of $13.1 million to cover certain mortgage servicing related receivables and other assets ($7.1 million cash charge and $6.0 million noncash charge);
         o provision of $6.6 million (cash charge) for mortgage banking commitments and other contingencies;
         o     provision of $26.9 million (noncash charges) for reduction in the carrying values of Company-owned land and buildings;
         o     provision of $3.4 million (noncash charges) for reduction in the carrying values of other fixed assets (furniture and equipment);
         o     a $7.4 million pro rata interest rate swap loss recognition.
               The loss represented the mark-to-market exposure of the unhedged swaps at the beginning of the second quarter of fiscal 1995 when the amount of hedged fixed rate debt dropped below the notional amount of the swaps.

     Mortgage banking operations recorded a provision for restructuring of $6.2 million under the 1995 Plan of which $3.0 million was related to the vacated office building previously discussed and $1.6 million represented noncash pension curtailment loss. The mortgage banking division paid termination benefits of $1.8 million in cash. In fiscal 1994 the Company adopted two restructuring and reduction in force plans and the mortgage banking division recorded charges totaling $9.1 million.

     Other. During fiscal 1995 as reclassified, other produced a loss of $21.1 million as compared to a loss in fiscal 1994 of $17.7 million. Losses in fiscal 1995 of the short term lending operations were $15.6 million and $17.2 million for fiscal 1994, both of which were charged to reserves. Intellifile lost $3.6 million in fiscal 1995 as compared to $4.9 million loss in fiscal 1994. In fiscal 1995, in connection with the settlement of an ELLCO indemnity, the Company recorded income of $2.8 million and $3.9 million in fiscal 1994. Also, in fiscal 1994 there was a gain on the sale of the Conseco Tranche A note of $1.4 million.

     See "Item 8. Financial Statements and Supplementary Data" for more information.

OTHER OPERATIONS OF THE COMPANY

     Outlined below are other operations of the Company which in previous filings were carried as discontinued operations.

     Short Term Lending. The Company's short term lending operations include ST Lending ("STL") and Lomas Management ("LMI") which manages the assets of STL and certain other real estate operations. The Company is liquidating its portfolio of construction, acquisition and development loans, and foreclosed real estate. Substantially no new commercial loans and only a limited number of residential single family construction loans have been originated since June of 1989. The Company provided reserves totaling $0 million, $22.7 million and $17.5 million for fiscal years ending June 30, 1996, 1995 and 1994, respectively, to cover the expected loss on the liquidation of properties and the future operating losses of these companies. Losses from STL and other real estate operations charged to reserves were $2.2 million, $19.7 million and $17.2 million, for the year ended June 30, 1996, 1995 and 1994, respectively. The net assets of the short term lending operations as of June 30, 1996 were as follows (in thousands):

          Assets:
             Foreclosed real estate, net of allowance for losses of $8,207  . . . . . . . .     $   14,580
             Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .         12,045
             Mortgage notes receivable, net of allowance for losses of $429 . . . . . . . .          1,185
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            447
                                                                                                ----------
                                                                                                    28,257
          Liabilities:
             Accounts payable and accrued expenses-net of intercompany eliminations . . . .            (35)
                                                                                                ----------
             Net assets                                                                         $   28,222
                                                                                                ==========

     Information Systems. In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to RIS. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (adjusted based on the future financial performance of RIS); and a contingent interest equal to 35 percent of RIS's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. However, in March 1995, the parent of RIS announced its intention to sell its mortgage banking business which included RIS. In June 1995 RIS decided not to convert its mortgage servicing portfolio to the LIS servicing system. And as a result, the Company recorded a provision of $24.4 million in June 1995 to write off the Company's carrying value of the contingent interest. During fiscal 1995 and 1994, the Company recorded loss from disposal of $24.4 million and $25.0 million, respectively. The Company also had loss from discontinued operations of $2.0 million and $8.5 million for the years ending June 30, 1995 and 1994,
respectively.   In June 1996, the Company provided reserves of $3.1 million which reduced the net basis in the note to $4.0 million.

     See "Item 8. Financial Statements and Supplementary Data" for more information.

LIQUIDITY AND CAPITAL RESOURCES

     October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC filed voluntary petitions for Chapter 11 proceedings. Liabilities subject to Chapter 11 proceedings at June 30, 1996 were as follows (in millions):

         Term debt of LMUSA:
          o  Notes due in 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  150.0
          o  Notes due in 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        190.0
          o  Mortgage note due in 1996  . . . . . . . . . . . . . . . . . . . . . . . . .         37.8
                                                                                              --------
                                                                                                 377.8
         Convertible notes of LFC due in 2003 . . . . . . . . . . . . . . . . . . . . . .        139.9
         Accrued interest on term notes . . . . . . . . . . . . . . . . . . . . . . . . .         23.8
         Other payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.3
                                                                                              --------
                                                                                              $  552.8
                                                                                              ========

    For a more detailed description of the Debtors Corporations' Chapter 11 proceeding and related distributions to creditors, reference is made to "III. Background and General Information--E. The Chapter 11 Filings" in the Joint Disclosure Statement a copy of which is filed as an exhibit to this report and to "Part I--Item 1. Business--Chapter 11 Proceedings" and "Part I--Item 3. Legal Proceedings" of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Lomas Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Lomas Financial Corporation and subsidiaries (Debtors-in-Possession as of October 10,
1995) (the "Company") as of June 30, 1996 and 1995, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audits of the 1996 and 1995 consolidated financial statements, we have also audited the financial statement schedule, Schedule I--Condensed Financial Information of Registrant as of and for the years ended June 30, 1996 and 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

     The accompanying 1996 and 1995 consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company and its wholly owned subsidiary, Lomas Mortgage USA, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 10, 1995. The reorganization plans have been filed with the Bankruptcy Court, however, the Plans have not been confirmed. Claims which were contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including, those which arise in connection with rejection of unfavorable executory contracts and leases are not determinable. As a result of the reorganization proceedings, the Company may sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The 1996 and 1995 consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

     Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1996 and 1995 consolidated financial statements and financial statement schedule.





                                                           KPMG Peat Marwick LLP


Dallas, Texas
September 20, 1996

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Lomas Financial Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Lomas Financial Corporation and subsidiaries ("the Company") for the year ended June 30, 1994. Our audit also included the financial schedule as of and for the year ended June 30, 1994 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Lomas Financial Corporation and subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP





Dallas, Texas
September 22, 1994

                           CONSOLIDATED BALANCE SHEET

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                 (IN THOUSANDS)


                                                                                              June 30
                                                                                   --------------------------
                                                                                      1996           1995
                                                                                   -----------    -----------
                                     ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   197,800    $    21,510

First mortgage loans held for sale  . . . . . . . . . . . . . . . . . . . . . .             --        345,039
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,394        282,338
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,467         88,947
Fixed assets--net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,833         52,612
Foreclosed real estate--net . . . . . . . . . . . . . . . . . . . . . . . . . .         14,580         27,802
                                                                                   -----------    -----------
                                                                                       154,274        796,738
Less allowance for losses . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24,821)       (32,394)
                                                                                   -----------    -----------
                                                                                       129,453        764,344

Purchased future mortgage servicing income rights--net  . . . . . . . . . . . .             --        346,958
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .          2,679         24,189
                                                                                   -----------    -----------
                                                                                   $   329,932    $ 1,157,001
                                                                                   ===========    ===========

Escrow, agency and fiduciary funds--see contra  . . . . . . . . . . . . . . . .    $        --    $   641,519
                                                                                   ===========    ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . .    $    39,533    $    59,102
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        591,089
  Term notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        378,770
  Senior convertible notes payable  . . . . . . . . . . . . . . . . . . . . . .             --        139,918
  Liabilities subject to Chapter 11 proceedings   . . . . . . . . . . . . . . .        552,863             --
                                                                                   -----------    -----------
                                                                                       592,396      1,168,879
                                                                                   -----------    -----------
Stockholders' equity (deficit):
  Common stock--($1 par value, 20,149 and 20,146 shares issued
    and outstanding, respectively)  . . . . . . . . . . . . . . . . . . . . . .         20,149         20,146
  Other paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .        309,763        309,761
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . . . . . .       (592,376)      (341,785)
                                                                                   -----------    -----------
                                                                                      (262,464)       (11,878)
                                                                                   -----------    -----------
                                                                                   $   329,932    $ 1,157,001
                                                                                   ===========    ===========

Liability for escrow, agency and fiduciary funds--see contra  . . . . . . . . .    $        --    $   641,519
                                                                                   ===========    ===========


See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED OPERATIONS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Year Ended June 30
                                                                      ---------------------------------------
                                                                          1996          1995          1994
                                                                      -----------   -----------   -----------
Revenues:
  Mortgage servicing  . . . . . . . . . . . . . . . . . . . . . .     $    59,938   $   134,349   $   146,312
  Commissions and fees  . . . . . . . . . . . . . . . . . . . . .          16,040        32,246        28,288
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,933        27,439        40,877
  Investment  . . . . . . . . . . . . . . . . . . . . . . . . . .          13,191        19,870        21,763
  Gain on sales   . . . . . . . . . . . . . . . . . . . . . . . .             214         1,512        24,474
  Management fees--affiliates   . . . . . . . . . . . . . . . . .              --            --         2,952
  Other--affiliates   . . . . . . . . . . . . . . . . . . . . . .              --            --         5,028
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,031         6,806        11,924
                                                                      -----------   -----------   -----------
                                                                          103,347       222,222       281,618
                                                                      -----------   -----------   -----------
Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,563        80,951        88,851
  Personnel   . . . . . . . . . . . . . . . . . . . . . . . . . .          38,555        60,630        74,949
  Depreciation and amortization   . . . . . . . . . . . . . . .            17,358        66,998       155,466
  Other operating   . . . . . . . . . . . . . . . . . . . . . .            32,476        46,252        50,276
  Provision for losses  . . . . . . . . . . . . . . . . . . . .            31,114        85,673        22,508
  Provision for restructuring   . . . . . . . . . . . . . . . .                --         9,000        15,570
  Loss on sale or disposal of assets  . . . . . . . . . . . . .           188,691            --            --
                                                                      -----------   -----------   -----------
                                                                          332,757       349,504       407,620
                                                                      -----------   -----------   -----------

Loss from operations before reorganization items  . . . . . . . .        (229,410)     (127,282)     (126,002)
  Reorganization items--net   . . . . . . . . . . . . . . . . . .         (21,181)           --            --
                                                                      -----------   -----------   -----------
Loss before loss from discontinued operations . . . . . . . . . .        (250,591)     (127,282)     (126,002)
Loss from discontinued operations:
  Loss from disposal  . . . . . . . . . . . . . . . . . . . . . .              --       (24,409)      (25,000)
  Loss from operations  . . . . . . . . . . . . . . . . . . . . .              --        (2,000)      (31,664)
                                                                      -----------   -----------   ------------

      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .     $  (250,591)  $  (153,691)  $  (182,666)
                                                                      ===========   ===========   ===========


Loss per share:
  Loss before loss from discontinued operations   . . . . . . . .     $    (12.43)  $     (6.32)  $     (6.26)
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (12.43)  $     (7.63)  $     (9.07)
Average number of shares  . . . . . . . . . . . . . . . . . . . .          20,160        20,154        20,132


See notes to consolidated financial statements.

            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                     Common                  Other       Retained
                                                     Shares      Common     Paid-in      Earnings
                                                   Outstanding   Stock      Capital      (Deficit)     Total
                                                   -----------  --------   ----------  -----------  -----------
Balance at June 30, 1993  . . . . . . . . . . .        20,097  $  20,097   $  309,410  $    (5,428) $  324,079
Net loss  . . . . . . . . . . . . . . . . . . .            --         --           --     (182,666)   (182,666)
Issuance of stock under stock plans . . . . . .             3          3           19           --          22
                                                   ----------  ---------   ----------  -----------  -----------
   Balance at June 30, 1994 . . . . . . . . . .        20,100     20,100      309,429     (188,094)    141,435
Net loss  . . . . . . . . . . . . . . . . . . .            --         --           --     (153,691)   (153,691)
Issuance of stock under stock plans . . . . . .            46         46          148           --         194
Unfiled claims under Chapter 11 proceedings . .            --         --          184           --         184
                                                   ----------  ---------   ----------  -----------  ----------
   Balance at June 30, 1995 . . . . . . . . . .        20,146     20,146      309,761     (341,785)    (11,878)
Net loss  . . . . . . . . . . . . . . . . . . .            --         --           --     (250,591)   (250,591)
Issuance of stock under stock plans . . . . . .             3          3            2           --           5
                                                   ----------  ---------   ----------  -----------  ----------
      Balance at June 30, 1996  . . . . . . . .        20,149  $  20,149   $  309,763  $  (592,376) $ (262,464)
                                                   ==========  =========   ==========  ===========  ==========

See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                (IN THOUSANDS)

                                                                               Year Ended June 30
                                                                    ----------------------------------------
                                                                       1996          1995           1994
                                                                    -----------    -----------    ----------
Operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (250,591)   $ (153,691)   $  (182,666)
  Adjustments to reconcile loss from operations to cash provided by operating activities before working capital changes:
      Loss from disposal or sale of assets  . . . . . . . . . .         188,691            --            --
      Loss from disposal of discontinued operations   . . . . .              --        24,409         25,000
      Loss from operations of discontinued operations   . . . .              --         2,000         31,664
      Depreciation and amortization   . . . . . . . . . . . . .          17,358        66,998        155,466
      Provision for losses  . . . . . . . . . . . . . . . . . .          31,114        85,673         22,508
      Provisions for restructuring  . . . . . . . . . . . . . .              --         9,000         15,570
      Loss/(gain) on sales of mortgage servicing rights   . . .              --           775         (4,841)
      Reorganization items:
         Write off of unamortized debt issuance cost  . . . . .           6,571            --             --
         Write off of net deferred debits on interest rate swap           9,115            --             --
                                                                    -----------    ----------     ----------
         Cash provided by operations before working capital changes       2,258        35,164         62,701
  Net change in first mortgage loans held for sale  . . . . . .         345,278       (84,677)       128,812
  Net change in sundry receivables, payables and other assets .         (29,859)      (41,731)       (48,543)
  Net cash used by discontinued operations  . . . . . . . . . .              --        (7,445)       (12,835)
                                                                    -----------    ----------     ----------
         Net cash provided (used) by operating activities . . .         317,677       (98,689)       130,135
                                                                    -----------    ----------     ----------

Investing activities:
  Purchases of investments  . . . . . . . . . . . . . . . . . .         (31,417)     (186,847)       (15,929)
  Maturities/sales of investments . . . . . . . . . . . . . . .         283,012        24,885        147,411
  Net collections of mortgage notes receivable  . . . . . . . .           2,214        35,015         46,264
  Purchases of loans from pools . . . . . . . . . . . . . . . .          (4,283)       (6,941)       (18,026)
  Net sales of foreclosed real estate . . . . . . . . . . . . .          13,993        80,812         48,512
  Net sales of/(additions to) fixed assets  . . . . . . . . . .           3,708           899        (24,900)
  Purchases of future mortgage servicing income rights  . . . .         (14,434)      (60,640)      (108,071)
  Sales of future mortgage servicing income rights  . . . . . .          12,170        39,115         17,073
  Proceeds from assets sold to First Nationwide Mortgage Corp.          185,750            --             --
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           210            172
  Net cash provided by discontinued operations  . . . . . . . .              --            --         (4,162)
                                                                    -----------    ----------     ----------
         Net cash provided (used) by investing activities . . .         450,713       (73,492)        88,344
                                                                    -----------    ----------     ----------

Financing activities:
  Net borrowings (repayments) of notes payable  . . . . . . . .        (591,089)      250,041       (174,273)
  Term debt repayments  . . . . . . . . . . . . . . . . . . . .          (1,011)      (66,528)       (68,973)
                                                                    -----------    ----------     ----------
         Net cash provided (used) by financing activities . . .        (592,100)      183,513       (243,246)
                                                                    -----------    ----------     ----------

Net increase (decrease) in cash and cash equivalents  . . . . .         176,290        11,332        (24,767)
Cash and cash equivalents at beginning of year  . . . . . . . .          21,510        10,178         34,945
                                                                    -----------    ----------     ----------
Cash and cash equivalents at end of year  . . . . . . . . . . .     $   197,800    $   21,510     $   10,178
                                                                    ===========    ==========     ==========
Cash payments for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    12,727    $   83,317     $   90,597
  Federal income tax  . . . . . . . . . . . . . . . . . . . . .              --            --             --

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company"). LFC's wholly owned, principal subsidiary is Lomas Mortgage USA, Inc. ("LMUSA"). Significant intercompany balances and transactions have been eliminated.

     In fiscal 1990, LFC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11. In December 1991, the Bankruptcy Court confirmed the Company's plan of reorganization and the Company adopted fresh start reporting as of December 31, 1991. In connection therewith, the Company's assets and liabilities were restated to reflect their fair values and retained earnings (deficit) was reclassified to other paid-in capital.

     On October 10, 1995, LFC, LMUSA and two other subsidiaries filed petition for reorganization under Chapter 11 (see "Chapter 11 Proceedings" footnote). In the previous year, the Company's short term lending segment was classified as discontinued operations. However, due to the Chapter 11 filings, management decided to retain the operations during fiscal 1996. Consistent with Emerging Issues Task Force No. 90-16 "Accounting for Discontinued Operations Subsequently Retained" the results of operations of the segment in the prior years were reclassified from discontinued operations to continuing operations.

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

     Investments. Investments are comprised primarily of commercial paper and bank certificates of deposit with maturities of less than 31 days and restricted escrow deposits, marketable securities, treasury notes, and certificates of deposit that are held to maturity. The impact of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on July 1, 1994 did not have a material impact on the Company's consolidated financial statements.

     Foreclosed Real Estate. Foreclosed real estate is carried at the lower of cost or fair value minus estimated selling costs.

     Allowance for Losses. Possible losses are provided for based on management's evaluation of each situation, including the determination of collectibility and net realizable value of the asset or underlying collateral.

     Fixed Assets. Fixed assets include land, buildings, furniture and fixtures and other equipment and are carried at amortized cost. Fixed assets that are anticipated to be disposed of are carried at estimated market value net of estimated selling costs. Depreciation is computed on the straight line method over the estimated useful lives of the related assets.

     Purchased Future Mortgage Servicing Income Rights. Purchased future mortgage servicing income rights ("PMSRs") represent the portion of the purchase price of mortgage servicing portfolios acquired from others allocated to future net servicing income to be derived from servicing such mortgages.

     The Company periodically monitors its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSRs due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses are performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis and adjusted as required.
The Company amortizes the capitalized PMSRs in proportion to, and over the period of, the estimated net servicing income. The expected life of the estimated net servicing income is based on the expected prepayment rates of the underlying mortgages within the tranches.

     Since April 1993 the Company had been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed its estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material effect on the consolidated financial statements of the Company.

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

     Reverse Repurchase Agreements. The Company, through LMUSA, entered into reverse repurchase agreements with financially responsible parties. Mortgage assets purchased under agreements to resell are carried at the amounts of the original purchase price which is calculated at a percentage of the market price. The reverse repurchase agreements generally mature within 60 days and are covered 100 percent by binding purchase commitments. The counterparty is obligated to repurchase the underlying mortgage assets at the Company's costs plus interest differential. The Company finances the reverse repurchase agreements through a third party based on a percentage of the repurchase commitments.

     Reverse Interest Rate Swap Agreements. The Company, through LMUSA, entered into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduce the exposure of the Company, as a whole, to changes in interest rates are designated as hedges of the Company's fixed rate debt and treated as hedges of the debt. Swap agreements that do not reduce the Company's exposure to changes in interest rates are not considered to be hedges. The interest differential to be paid or received on swap agreements that are treated as hedges is accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges are recognized over the remaining term of the swap agreement. Interest rate swaps that are not considered hedges, and losses where the fixed rate debt associated with the swap is reduced below the notional amount of the swap, are marked to market with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss and included in the accompanying statement of consolidated operations. As a result of the Chapter 11 filing, the swap agreements were terminated and the deferred debits were written off during fiscal 1996.

     Federal Income Taxes. Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forward and enacted tax rates that will be in effect for the years in which the differences are expected to reverse.

     Escrow, Agency and Fiduciary Funds. The Company maintains certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds are held in trust in segregated, generally noninterest bearing, bank accounts and are excluded from the corporate assets and liabilities of the Company.

     Earnings (Loss) Per Share. Primary earnings (loss) per share data for the years ended June 30, 1996, 1995 and 1994 is computed using the weighted average number of shares of common and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors (the "Directors Plan") and the 1993 Intermediate and Long Term Incentive Plan (the "1993 Program"). Common stock equivalents also include the assumed exercise of dilutive stock options. For the years ended June 30, 1996, 1995 and 1994, assumed exercise of stock options is antidilutive and is, therefore, excluded from the computation. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with related adjustments for interest and federal income tax expense. For the years ended June 30, 1996, 1995 and 1994, the fully diluted per share data is antidilutive.

     Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications. Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

PENDING ADOPTION OF AUTHORITATIVE STATEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to be Disposed of" is required to be adopted for fiscal years beginning after December 15, 1995. The statement requires companies to determine whether recognition of an impairment loss is required on assets held and assets to be disposed of and, if so, to measure that impairment. Management plans to adopt SFAS No. 121 during the year ending June 30, 1997.

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

     The impact, if any, of the implementations of SFAS No. 121 and 122 on the Company's consolidated financial statements is expected to be immaterial.

CHAPTER 11 PROCEEDINGS

     On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS") both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered, with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     On October 23, 1995, a single creditors' committee (the "Joint Creditors' Committee") was appointed by the U.S. Trustee for the District of Delaware (the "U.S. Trustee") to represent creditors of all the Debtor Corporations. On March 15, 1996, the U.S. Trustee revoked the appointment of the Joint Creditors' Committee and appointed statutory committees of unsecured creditors of LFC (the "LFC Creditors' Committee") and of LMUSA (the "LMUSA Creditors' Committee").

     The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996 and subsequently filed their first amended joint plan of reorganization on May 13, 1996 and their second amended joint plan of reorganization on July 3, 1996 (the "Joint Plan"). LMUSA filed its own proposed plan of reorganization on April 8, 1996 and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996 and its second amended joint plan of reorganization of July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans").
     In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

     The period for solicitation of acceptances of each Plan from creditors began once the Bankruptcy Court approved the related Disclosure Statement as containing "adequate information" on July 3, 1996 and concluded on August 23, 1996.

     According to the certificates of the balloting agent filed with the Bankruptcy Court on September 23, 1996, the required acceptances for each Plan have been obtained.

     A hearing at which the Bankruptcy Court will consider whether to confirm the Plans had been scheduled for September 20, 1996 but has been rescheduled for October 1, 1996.

     Each Plan contains the following additional conditions precedent to confirmation: (a) Bankruptcy Court approval of all relevant agreements, trustees, agents and mediators and authorization of the Debtor Corporations, the intercompany claims agent, if any, and the LFC or LMUSA litigation trustee, as the case may be, to make any contemplated transfers of property; (b) the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, shall have provided the new names of the relevant reorganized Debtor Corporation and the names of the members of the Board of Directors and officers of each; and (c) receipt of any necessary no-action letters from the Securities and Exchange Commission, rulings from the Internal Revenue Service or other government approvals. In addition, under the Joint Plan, the trustee of the "rabbi trust" in which the assets of the Lomas Management Security Plan are held will have turned over or been ordered to turn over to LFC the assets held in the "rabbi trust". While certain of these conditions to confirmation have been met, there can be no assurance that all of these conditions will be met. Any and all conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, other than the conditions set forth in clauses (a) and (b) above. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the LMUSA Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed.

     Distributions to general unsecured creditors are subject to conditions precedent set forth in each Plan which relate to certain intercompany claims. There can be no assurance as to when such conditions will be satisfied. On June 26, 1996, the LFC Creditors' Committee filed a motion seeking orders (i) authorizing it to commence an adversary proceeding on behalf of LFC against LMUSA to assert certain Intercompany Claims, (ii) either classifying LFC's Intercompany claims against LMUSA as priority claims, or classifying such Claims as LMUSA Class 3 general unsecured claims allowed for voting purposes in the amount of $217 million, and (iii) appointing an examiner to mediate the disputes between the LFC Creditors' Committee and the LMUSA Creditors' Committee with respect to Intercompany Claims. On August 5, 1996 the Bankruptcy Court appointed an arbitrator to meet with the LFC and LMUSA Creditors' Committee to review and issue a non-binding judgement related to the dispute over the Intercompany Claims. There are several meetings scheduled through November 1, 1996.

     As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The Debtor Corporations are studying executory contracts and unexpired leases to determine whether assumption or rejection is appropriate. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is very uncertain, therefore, no accrual has been made as of June 30, 1996.

     As a result of the reorganization proceedings, the Company may sell additional assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern, see "Legal Proceedings" footnote.

REDUCTION IN FORCE AND RESTRUCTURING

     Due to the cessation of the mortgage refinancing boom and decline in mortgage servicing portfolio runoff rates experienced since early 1994, the Company's mortgage production activity and revenues had precipitously declined. To offset declines in production-related revenues, to reduce its servicing-related cost and to streamline its operations, the Company adopted three reduction-in-force and restructuring plans: the December 1993 plan and the June 1994 plan (collectively the "1994 Plans") and, the January 1995 plan (the "1995 Plan").

     The 1994 Plans reduced the staff by approximately 400 employees through involuntary terminations and voluntary early retirements. The Company recorded provisions in fiscal 1994 totaling $15.6 million of which $9.5 million represented termination benefits paid and $1.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced benefits for voluntary early retirees.

     The 1995 Plan reduced the staff by approximately 200 additional employees. The Company recorded a charge of $6.0 million, of which approximately $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. In addition, the Company recorded a $3.0 million provision for the reduction in the carrying value of one of its office buildings which was vacated in connection with the 1995 Plan and was sold subsequent to fiscal year 1996.

     On October 10, 1995, the Bankruptcy Court authorized a compensation plan which included two essential components. First, a retention and performance bonus to be paid to all remaining LMUSA employees based on a percentage of base salary. The retention plan provided for lump sum payments ranging from one-half to one full month of annual base salary for most participants and 50 to 75% of annual base salary for certain employees identified as "key" to the sale of assets to First Nationwide and the restructuring process. Second, severance payments were paid to all LMUSA employees. The severance plan provided for lump sum cash payments ranging from two months to eighteen months of annual base salary depending upon job classification. The Company recorded an approximate $16.5 million provision during fiscal year 1996 for severance related expenses which is recognized through the loss from disposal or sale on the statement of consolidated operations. During fiscal year 1996, approximately 1,000 employees were terminated. As of July 1, 1996, the Company had 90 full time employees. Of those terminated, 20 remain as consultants to the Company in altered capacities.

     In the course of reviewing the funding status of The Lomas Financial Group Pension Plan ("the Plan") it was determined the Plan was over funded. Under current law, upon termination of the Plan, the excess assets would revert to LMUSA, subject to taxes of approximately 50%. Management determined that it would be possible to utilize the excess assets in a more tax efficient manner by providing an additional benefit (enhancement) to employees. Accordingly, on October 6, 1995, LMUSA amended the Pension Plan to provide additional retirement benefits for eligible employees. See "Pension Plans" footnote.

INVESTMENTS

     Investments consisted of the following (in thousands):

                                                                                          June 30
                                                                                  ------------------------
                                                                                    1996           1995
                                                                                  ----------    ----------
         Restricted investments . . . . . . . . . . . . . . . . . . . . . . .     $  21,184     $   18,890
         Other investments  . . . . . . . . . . . . . . . . . . . . . . . . .         3,837          4,958
         Fixed maturity securities  . . . . . . . . . . . . . . . . . . . . .         3,373          3,373
         Commercial paper and bank certificates of deposit  . . . . . . . . .            --        251,025
         Mortgage servicing partnership . . . . . . . . . . . . . . . . . . .            --          4,069
         Marketable equity securities . . . . . . . . . . . . . . . . . . . .            --             23
                                                                                  ---------     ----------
                                                                                  $  28,394     $  282,338
                                                                                  =========     ==========

     Restricted investments at June 30, 1996 and 1995 included $8.2 million and $7.6 million, respectively, of cash and marketable securities, respectively, purchased to fund certain benefit plans ($7.6 million and $6.9 million, respectively relates to the Management Security Plan--see "Management Security Plan" footnote). Treasury notes and certificates of deposit of $0 and $5.0 million at June 30, 1996 and 1995, respectively, were pledged to secure contingent repurchase obligations. Also at June 30, 1996 and 1995, cash and certificates of deposit of $13.0 million and $5.2 million, respectively, were either held on behalf of others or pledged to provide surety for various performance and indemnifications. Included in the $13 million is an $11.2 million escrow account established pursuant to a Bankruptcy Court order for the dispute between LMUSA and Residential Information Services, Inc. ("RIS"), a data processing services provider, regarding a penalty for the deconversion of LMUSA's servicing portfolio. As of June 30, 1996, LMUSA recorded a liability of $6.5 million for the potential settlement of the deconversion penalty. See pending resolution of dispute discussed at "Subsequent Events" footnote.

     Commercial paper and bank certificates of deposit are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. Revenue from the net interest spread on these transactions totaled approximately $9.2 million, $15.8 million and $14.2 million for the years ended June 30, 1996, 1995 and 1994, respectively. Investment income for the year ended June 30, 1994 included $2.3 million, of gains, fees and interest income received on reverse interest rate swaps which were not accounted for as hedges.

RECEIVABLES

     Receivables consisted of the following (in thousands):

                                                                                            June 30
                                                                                   -------------------------
                                                                                      1996          1995
                                                                                   -----------    ----------
         Receivable from First Nationwide Mortgage Corporation
            ("First Nationwide")  . . . . . . . . . . . . . . . . . . . . . .      $   74,849     $       --
         Receivable from RIS for sale of information system assets (net of
            allowance for losses of $4,000 and $0)  . . . . . . . . . . . . .           4,000          8,000
         Other mortgage notes receivable  . . . . . . . . . . . . . . . . . .           2,011          2,027
         Insurance agency commissions and premiums  . . . . . . . . . . . . .           1,416            308
         Mortgage notes receivable of STL (net of allowance for losses of $429
            and $2,175) . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,185          3,281
         Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . .             927          4,534
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .             551          4,424
         Receivables for servicing related advances and settlements . . . . .             528          3,855
         Escrow deficiencies  . . . . . . . . . . . . . . . . . . . . . . . .              --         40,726
         Advances on mortgage-backed securities . . . . . . . . . . . . . . .              --         12,612
         Foreclosure claims . . . . . . . . . . . . . . . . . . . . . . . . .              --          9,008
         Amounts due from officers  . . . . . . . . . . . . . . . . . . . . .              --            172
                                                                                   ----------     ----------
                                                                                   $   85,467     $   88,947
                                                                                   ==========     ==========

     As discussed in the "Disposal or Sale of Assets" footnote, the Company sold substantially all of its mortgage servicing portfolio and other related assets to First Nationwide during the year. The balance due consists of holdback funds of $60.7 million and transfer fees of $14.2 million. The holdback funds are due to be collected, in the amounts of $15 million and $36.5, plus accrued interest, on October 2, 1996 and February 2, 1997, respectively. However, the receipt of the holdback funds is subject to indemnification claims filed by First Nationwide on or before the due date of the funds. The transfer fees due represent an original $20 million which was withheld by First Nationwide from the sale proceeds to be paid to Lomas, based upon monthly milestones, to cover expenses for transferring the servicing. Amounts are billed to First Nationwide monthly based upon a stated rate per objective completed. Upon completion of the transferring procedures, any remaining amount of the original $20 million which has not been previously collected from First Nationwide is due.

     As partial consideration from RIS for the sale of substantially all of the assets of the Company's information systems subsidiary, a note in the amount of $8 million was received. The Company provided additional reserves in fiscal 1996 and reduced the net basis in the note to $4.0 million.

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

FIXED ASSETS

     During fiscal 1996 the Company recorded provisions totaling $17.5 million for the writedown of the carrying value of its office buildings and fixed assets, including $12.6 million for the writedown of the land and office buildings which were held for sale at June 30, 1996.

     During fiscal 1995 the Company recorded provisions totaling $34.6 million for the writedown of the carrying value of certain of its office buildings and fixed assets. Included in the $34.6 million provision, $3.0 million was related to an office building which was vacated and sold in connection with the Company's restructuring plan, and therefore, was included in provisions for restructuring.

     Fixed assets consisted of the following (in thousands):
<EJuneU30
__1996        1995

         Land and buildings held for sale . . . . . . . . . . . . . . . . . . .    $  29,822   $  22,474
         Land and buildings in use  . . . . . . . . . . . . . . . . . . . . . .           --      21,195
         Furniture, equipment and leasehold improvements  . . . . . . . . . . .       13,622      25,227
         Capitalized computer software  . . . . . . . . . . . . . . . . . . . .           --       1,838
                                                                                   ---------   ---------
                                                                                      43,444      70,734
         Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .      (17,611)    (18,122)
                                                                                   ---------   ---------
                                                                                   $  25,833   $  52,612
                                                                                   =========   =========

     On August 16, 1996, the Company's former headquarters and adjacent land and buildings were sold for $23.5 million pursuant to an order of the Bankruptcy Court. Additionally, substantially all of its furniture and equipment was sold by a liquidator during the months of July and August 1996. Based upon the subsequent sale of the land, buildings, furniture and equipment, the carrying value of these assets was written down at June 30, 1996 to the estimated sales price less selling costs. See "Subsequent Events" footnote.

ALLOWANCE FOR LOSSES

     Activity in the allowance account was as follows (in thousands):

                                                                               Year Ended June 30
                                                                        --------------------------------
                                                                           1996       1995        1994
                                                                        ---------   --------    --------
         Beginning balance  . . . . . . . . . . . . . . . . . . . . .   $  32,394   $ 10,225    $  6,520
         Provisions for losses  . . . . . . . . . . . . . . . . . . .      31,114     85,673      22,508
         Charge-offs or write downs . . . . . . . . . . . . . . . . .     (48,884)   (70,213)    (21,694)
         Recoveries . . . . . . . . . . . . . . . . . . . . . . . . .       9,290      9,103          --
         Other changes--net . . . . . . . . . . . . . . . . . . . . .         907     (2,394)      2,891
                                                                        ---------   --------    --------
              Ending balance  . . . . . . . . . . . . . . . . . . . .   $  24,821   $ 32,394    $ 10,225
                                                                        =========   ========    ========

     The allowance for losses was allocated as follows (in thousands):

                                                                                           June 30
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
         Indemnification claims for the sale of servicing
            portfolio and other assets to First Nationwide  . . . . . . . . . .     $ 20,510    $     --
         Foreclosure claims . . . . . . . . . . . . . . . . . . . . . . . . . .           --       8,447
         Servicing related receivables and other assets . . . . . . . . . . . .           --       8,651
         Mortgage banking commitments and other contingencies . . . . . . . . .           --       6,788
         Fixed assets (buildings, furniture and equipment)  . . . . . . . . . .           --       2,602
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,311       5,906
                                                                                    --------    --------
                                                                                    $ 24,821    $ 32,394
                                                                                    ========    ========

PROVISIONS FOR LOSSES

         Provisions for losses, excluding restructuring charges and provisions for discontinued operations, consisted of the following (in millions):

                                                                               Year Ended June 30
                                                                        --------------------------------
                                                                          1996       1995        1994
                                                                        ---------   --------    --------
         Reduction in the carrying value of Company-owned
            land and buildings  . . . . . . . . . . . . . . . . . .     $    12.6   $   27.1    $     --
         Provision for loss on swaps  . . . . . . . . . . . . . . .           6.6        7.4          --
         Provision for mortgage servicing related receivables,
            foreclosed real estate and other assets . . . . . . . .           5.2       22.0        11.4
         Reduction in the carrying values of furniture and
            equipment . . . . . . . . . . . . . . . . . . . . . . .           4.9        4.5          --
         Provision for the RIS note receivable  . . . . . . . . . .           3.1         --          --
         Mortgage banking commitments and other
            contingencies . . . . . . . . . . . . . . . . . . . . .            --        6.6          --
         Provision for STL foreclosed real estate and mortgage
            notes receivable  . . . . . . . . . . . . . . . . . . .            --       12.0        10.1
         Provision for other real estate operations . . . . . . . .            --        4.1          --
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          (1.3)       2.0         1.0
                                                                        ---------   --------    --------
                                                                        $    31.1   $   85.7    $   22.5
                                                                        =========   ========    ========

PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS

     The purchased future mortgage servicing rights recorded by the Company were written off during fiscal year 1996 due to the sale of the underlying servicing rights primarily to First Nationwide. The write off is primarily reflected through the loss on disposal or sale on the statement of consolidated operations.

     During the years ended June 30, 1996, 1995, and 1994 the Company established provisions of $0 million, $5.4 million, and $80 million, respectively, related to impairment in the carrying value of PMSRs.

     PMSRs consisted of the following (in thousands):

                                                                                           June 30
                                                                                  ----------------------
                                                                                    1996        1995
                                                                                  ---------    ---------
         Cost of PMSRs  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      --    $ 553,614
         Capitalized excess servicing fees  . . . . . . . . . . . . . . . . .            --        3,043
                                                                                  ---------    ---------
                                                                                         --      556,657
         Less:  Accumulated amortization  . . . . . . . . . . . . . . . . . .            --     (209,699)
                                                                                  ---------    ---------
                                                                                  $      --    $ 346,958
                                                                                  =========    =========

     Changes in PMSRs were as follows (in thousands):

                                                                                 <EUYear>Ended June 30
                                                                       ----------------------------------------
                                                                          1996       1995        1994
                                                                       ----------  ---------   ---------
         Beginning balance  . . . . . . . . . . . . . . . . . . . .    $  346,958  $ 382,009   $ 436,487
         Additions  . . . . . . . . . . . . . . . . . . . . . . . .        13,711     60,405     110,665
         Sales and writeoffs  . . . . . . . . . . . . . . . . . . .      (346,543)   (36,554)    (16,896)
         Amortization . . . . . . . . . . . . . . . . . . . . . . .       (14,126)   (53,502)    (68,247)
         Impairment writeoff  . . . . . . . . . . . . . . . . . . .            --     (5,400)    (80,000)
                                                                       ----------  ----------  ---------
         Ending balance . . . . . . . . . . . . . . . . . . . . . .    $       --  $ 346,958   $ 382,009
                                                                       ==========  =========   =========

     At June 30, 1996, 1995 and 1994 the Company serviced 0, 540,325, and 565,531 loans, respectively. The aggregate unpaid principal balance of the Company's servicing portfolio was $0 billion, $33.1 billion and $34 billion at June 30, 1996, 1995 and 1994, respectively.

PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consisted of the following (in thousands):

                                                                                            June 30
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
         Prepaid pension expense  . . . . . . . . . . . . . . . . . . . . . . .     $     --    $ 14,803
         Unamortized debt issuance cost . . . . . . . . . . . . . . . . . . . .           --       6,988
         Other prepaid expenses, primarily insurance  . . . . . . . . . . . . .        2,257       1,834
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          422         564
                                                                                    --------    --------
                                                                                    $  2,679    $ 24,189
                                                                                    ========    ========

     As discussed in the "Reduction in Force and Restructuring" footnote, the pension plan was overfunded at the end of the prior fiscal year. In order to effectively utilize the excess assets, LFC provided an additional benefit to the employees by utilizing the prepaid pension amount as an "enhancement" to the pension plan which the employees received at termination in proportion to their original pension benefits. The expense is reflected through the loss on disposal or sale on the statement of consolidated operations.

     Upon filing bankruptcy, the Company's unamortized debt issuance costs of $6.6 million were written off. The expense is reflected in the reorganization items--net on the statement of consolidated operations.

DEBT

     Outstanding balances and average interest rates were as follows (dollars in thousands):

                                                             Average Annual                    Average Annual
                                                            Interest Rate for                 Interest Rate for
                                                               Year Ended                        Year Ended
                                                              June 30, 1996                     June 30, 1995
                                               June 30, 1996      (%)          June 30, 1995        (%)
                                               -------------  -------------    -------------    ------------
         Notes Payable:
             Warehouse lines of credit  . .      $        --        --           $ 164,694           4.0
             Investment lines of credit . .               --        --             251,025           1.1
             Repurchase agreements  . . . .               --        --             123,379           6.4
             Reverse repurchase agreement .               --        --              44,145           6.6
             Other  . . . . . . . . . . . .               --        --               7,846           2.1
                                                 -----------     -----           ---------         -----
                                                 $        --        --           $ 591,089           4.3
                                                 ===========     =====           =========         =====

             Term Notes Payable:
             Notes payable due 1997 . . . .      $        --        --           $ 150,000           9.8
             Notes payable due 2002 . . . .               --        --             190,000          10.3
             Mortgage note payable due 1996               --        --              38,770          10.0
                                                 -----------     -----           ---------         -----
                                                 $        --        --           $ 378,770          10.1
                                                 ===========     =====           =========         =====

             Senior convertible notes due
                 2003 . . . . . . . . . . .      $        --        --           $ 139,918           9.0

             Liabilities subject to Chapter 11
                proceedings . . . . . . . .      $   552,863        --           $      --            --


     All prepetition liabilities have been segregated on the consolidated balance sheet as liabilities subject to Chapter 11 Proceedings. The balance at June 30, 1996 consists of the following (in thousands):

                 Term debt of LMUSA:
                   o  Notes due in 1997   . . . . . . . . . . . . . . . . . . . . . . . . . .     $  150,000
                   o  Notes due in 2002   . . . . . . . . . . . . . . . . . . . . . . . . . .        190,000
                   o  Mortgage note due in 1996   . . . . . . . . . . . . . . . . . . . . . .         37,759
                                                                                                  ----------
                                                                                                     377,759
                 Convertible notes of LFC due in 2003 . . . . . . . . . . . . . . . . . . . .        139,918
                 Accrued interest on term notes . . . . . . . . . . . . . . . . . . . . . . .         23,785
                 Other payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,401
                                                                                                  ----------
                                                                                                  $  552,863
                                                                                                  ==========

     Upon filing bankruptcy, the Company ceased accruing interest on the notes. The above accrued amount represents the unpaid interest on the notes through October 9, 1995.

     Warehouse lines of credit are used to support warehouse fundings and are principally fee-based arrangements that are calculated as a percentage of the total commitments and/or a percentage of the outstanding balance. Substantially all first mortgage loans held for sale are pledged as collateral. The Company also entered into investment lines of credit arrangements with several financial institutions. Borrowings under these lines of credit were invested in and secured by commercial paper and bank certificates of deposit. Escrow, agency and fiduciary funds maintained in trust accounts normally served as compensating balances under the warehouse and investment lines of credit arrangements, and the Company incurred a reduced interest rate on borrowings as a result of these compensating balances. LMUSA maintained "warehouse" financing lines at Bank One and DLJ Mortgage Capital, Inc.
("DLJ"). In May 1995, LMUSA was no longer in compliance with certain of its financial covenants. In response, the Bank One warehouse facility was amended to eliminate any new borrowings after July 31, 1995 and the termination date was brought forward to September 30, 1995. At the end of August 1995, LMUSA was unable to comply with the financial requirements in the DLJ facility and was in "default" under that facility. By mid-September, DLJ refused to commit any additional borrowings and requested that LMUSA accelerate the liquidation of collateral to repay the facility. In September 1995, the Company sold to Pacific Southwest Bank certain first mortgage loans underlying the warehousing line for approximately $43.2 million and paid DLJ $43.4 million of the $119.2 million owed to retire the warehouse financing associated with those loans.
The $75.8 million balance of the DLJ facility was repaid from the combination of $16.4 million of loan settlements made in the ordinary course of business and $59.4 million in conjunction with the October 2, 1995 sale to First Nationwide (see "Disposal or Sale of Assets" footnote).

     Mortgage-backed securities held for sale to investors were financed from time to time through repurchase agreements with securities dealers in the business of providing such financing. These repurchase agreements, which generally mature in 60 days or less, conform to the standard form of agreement utilized by the Public Securities Association. The terms and conditions of these repurchase agreements, including interest rate, were negotiated on a transaction-by-transaction basis.

     During the fourth quarter of fiscal 1995, a repurchase agreement was established with FNMA. Borrowings under this credit agreement were secured by FNMA mortgage-backed securities. In connection with the sale to First Nationwide, First Nationwide repaid this repurchase agreement.

     At June 30, 1995 the Company was also in default on certain covenants contained in the reverse repurchase credit agreements with a financial institution. In September 1995, the Company sold to a bank the first mortgage loans underlying the reverse repurchase agreement and paid off the outstanding balance of this credit line.

     Other notes payable represented the Company's borrowings under the servicing principal and interest payments agreement (the "P&I Line"). The P&I Line was secured by certain mortgage pools. Because the Company failed to meet certain ratios contained in its bank credit lines at June 30, 1995, the Company repaid the P&I Line in July 1995.
     On October 1, 1992 the Company, through LMUSA, issued $340 million principal amount of unsecured notes. The notes were issued in two tranches:
$150 million of 9.75% notes due 1997 and $190 million of 10.25% notes due 2002. The blended interest cost on these notes is 10.03%. The net proceeds of this offering were used to retire $330 million of increasing rate term notes due 1999 which LMUSA issued pursuant to LFC's plan of reorganization. LMUSA announced on October 2, 1995, that it did not make the approximately $17 million of scheduled interest payments on its 9.75% term notes payable due October 1, 1997 and its 10.25% term notes payable due October 1, 2001. In conjunction with the Chapter 11 filing, the debt has been converted to an unsecured claim and will be subject to compromise through the Bankruptcy Court's distribution process.

     The senior convertible notes due 2003 bear interest at 9% and are convertible into approximately 8,000,000 shares of LFC's common stock at a conversion price of $17.50 per share. The notes may be redeemed in whole or in part at the option of the Company on or after October 31, 1994 at prices ranging from 107.2% decreasing to 100% on or after October 31, 2001. Beginning in 1997 the Company would have been required to provide sinking fund payments of $10 million principal each year until 2002. Dividends have been restricted to 50% of LFC's accumulated consolidated net income, as defined in the indenture, since January 1, 1992. However, due to the Chapter 11 filing, the notes have been converted to an unsecured claim which will be subject to compromise through the Bankruptcy Court's distribution process.

     The mortgage note payable to Travelers Insurance Company ("Travelers") was payable in monthly installments with a final lump-sum payment due March 1, 1996. The note was secured by three of the Company's owned facilities. In connection with the Chapter 11 filing, the Company's headquarter buildings were sold at public auction in accordance with a Bankruptcy Court order between Travelers, the Debtors and the LMUSA Creditors' Committee. The buildings collateralizing the note, along with others, were sold on July 16, 1996 for $23.5 million. Traveler's received approximately $11.43 million cash in respect of its secured claim and the remaining balance will be subject to compromise through the Bankruptcy Court's distribution process. See "Subsequent Events" footnote.

FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

     Fresh start reporting requires the Company to report federal income tax expense when in a taxable position before utilization of 1991 pre-reorganization net operating loss carry forwards and recognition of the benefit of pre- reorganization deductible temporary differences. Benefits realized in the consolidated tax return from utilization of pre-reorganization net operating loss carry forwards and recognition of pre-reorganization deductible temporary differences existing at confirmation of LFC's plan of reorganization but for which a net deferred tax asset was not recorded are reported as direct additions to paid-in capital under fresh start reporting.

     The federal income tax equivalent provision (benefit) is reflected in the statement of consolidated operations as follows (in thousands):

                                                                               Year Ended June 30
                                                                        --------------------------------
                                                                           1996       1995        1994
                                                                        ---------   --------    --------
         Tax (benefit) applicable to:
         Continuing operations  . . . . . . . . . . . . . . . . . . .   $      --   $     --    $     --
         Discontinued operations  . . . . . . . . . . . . . . . . . .          --         --          --
                                                                        ---------   --------    --------
            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $           $     --    $     --
                                                                        =========   ========    ========
         Utilization of tax benefits of pre-reorganization deductible temporary differences and net operating loss carry forwards as a direct addition to paid-in capital pursuant to fresh
           start reporting  . . . . . . . . . . . . . . . . . . . . .   $      --   $     --    $     --
                                                                        =========   ========    ========

      The difference between actual tax expense (benefit) on continuing operations and the amount computed by applying the statutory rate to income
(loss) from continuing operations consisted of the following components (in thousands):

                                                                                          Year Ended June 30
                                                                                ----------------------------------------
                                                                                   1996           1995          1994
                                                                                -----------    -----------    ----------
             Tax expense (benefit) at statutory rate  . . . . . . . . . . . .   $   (87,707)   $   (44,549)   $  (44,101)
             Book/tax difference in amortization of purchased future
                mortgage servicing income and goodwill  . . . . . . . . . . .            --           (424)       (2,752)
             Change in beginning-of-the-year balance of valuation
                allowance for deferred tax assets allocated to income
                taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       105,216        52,871         70,023
             Discontinued operations  . . . . . . . . . . . . . . . . . . . .            --        (9,243 )      (19,832)
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,509)        1,345         (3,338)
                                                                                ------------   ----------     ----------
                      Actual tax expense  . . . . . . . . . . . . . . . . . .   $        --    $        --    $       --
                                                                                ===========    ===========    ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below.

                                                                                          June 30
                                                                                   ---------------------
                                                                                     1996        1995
                                                                                   ---------   ---------
         Deferred tax assets:
           Post-reorganization net operating loss carryover . . . . . . . . . .    $ 234,946   $ 105,925
           Pre-reorganization net operating loss carryover  . . . . . . . . . .      110,950     110,950
           Loss reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,165      33,562
           Deferred income on terminated swap agreements  . . . . . . . . . . .           --       1,578
           Purchased servicing writedown  . . . . . . . . . . . . . . . . . . .           --      23,359
           Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . .        2,814       3,029
           Partnership income . . . . . . . . . . . . . . . . . . . . . . . . .          315       1,061
           Uniform capitalization expense . . . . . . . . . . . . . . . . . . .        2,730       3,141
           Miscellaneous assets . . . . . . . . . . . . . . . . . . . . . . . .          145         135
                                                                                   ---------   ---------
             Total gross deferred tax assets  . . . . . . . . . . . . . . . . .      383,065     282,740
           Less valuation allowance . . . . . . . . . . . . . . . . . . . . . .     (358,104)   (252,888)
                                                                                   ---------   ---------
               Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .       24,961      29,852
                                                                                   ---------   ---------

         Deferred tax liabilities:
           Software development costs . . . . . . . . . . . . . . . . . . . . .           --          --
           Pension overfunding  . . . . . . . . . . . . . . . . . . . . . . . .        4,800       4,806
           Accelerated depreciation . . . . . . . . . . . . . . . . . . . . . .       18,524      17,878
           Partnership loss . . . . . . . . . . . . . . . . . . . . . . . . . .          627         670
           Excess mortgage servicing fees . . . . . . . . . . . . . . . . . . .           --       1,926
           Miscellaneous liabilities  . . . . . . . . . . . . . . . . . . . . .        1,010       4,572
                                                                                   ---------   ---------
             Total gross deferred tax liabilities . . . . . . . . . . . . . . .       24,961      29,852
                                                                                   ---------   ---------
                Net deferred tax liability  . . . . . . . . . . . . . . . . . .    $      --   $      --
                                                                                   =========   =========

     The Company and its subsidiaries have a total deferred tax liability of approximately $25 million as of June 30, 1996. Gross deferred tax assets totaled approximately $383 million as of June 30, 1996 subject to a valuation allowance of approximately $358 million. Of this valuation allowance, approximately $110.9 million relates to 1991 pre- reorganization tax attributes. Future utilization of these tax attributes on a consolidated basis will result in adjustments to paid-in capital. The net change in the valuation allowance for the fiscal year ended June 30, 1996 and 1995 was an increase of approximately $105 million and $53 million, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Tax benefits subsequently recognized related to the valuation allowance for deferred tax assets as of June 30, 1996, will be allocated to paid-in-capital, for 1991 pre-reorganization tax attributes, and to income tax benefits that would be reported in the statement of consolidated operations, for post-reorganization tax attributes.

     The Company had a consolidated tax net operating loss carry forward at June 30, 1996 totaling approximately $988 million. Of this total, $317 million arose prior to the 1991 reorganization and will be subject to the limitations of Internal Revenue Code Section 382. These expire in the years 2003 through 2009.

STOCKHOLDERS' EQUITY (DEFICIT)

     At June 30, 1996 LFC had 100,000,000 shares of $1 par value common stock (the "Common Stock") authorized and 20,149,000 shares issued and outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     LFC issued warrants to its 1991 pre-reorganization equity holders to purchase an aggregate of 7,000,000 shares of Common Stock at a price equal to $29.75 per share. The warrants expire October 31, 2001.

     At June 30, 1996 there were 17,300,000 shares reserved for future issuance for the conversion of senior convertible notes, the warrants and stock plans (see "Stock Plans" below).

     If the reorganization plan is confirmed, all of LFC's common stock, warrants and stock options will be canceled and no distributions under the Joint Plan will be made.

STOCK PLANS

  The Company has two stock incentive plans, the Directors Plan and the 1993
                                   Program.

     Directors Plan. Directors of the Company who are not employees participate in the Directors Plan. On November 2, 1994 each participating director was granted 500 units under the Directors Plan and an additional 500 units were granted to each participating director at the 1995 and 1994 Annual Stockholders Meeting. Each unit represents the right of the holder thereof to be paid one share of Common Stock at the earlier of (i) the date such holder terminates service as a director of the Company and (ii) the tenth anniversary of the date of the award. The number of shares of Common Stock that may be granted under the Directors Plan is 100,000, and at June 30, 1996 there were 9,000 units outstanding.

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

     If the reorganization plan is confirmed, all of LFC's common stock, warrants and stock options will be canceled and no distributions under the Joint Plan will be made.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     Reverse Interest Rate Swaps. The Company, through LMUSA, entered into reverse interest rate swap agreements since July 1992. Under the terms of the swap agreements, the Company received an annual fixed rate of interest and paid a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. In June 1995, LMUSA terminated $160 million notional amount of the swaps. LMUSA paid $5.0 million cash and recorded a loss of approximately $2.2 million. During the fiscal year 1996, the remaining $640 million notional amount of outstanding interest rate swaps was terminated. LMUSA paid $24.8 million cash and recorded a loss of approximately $6.6 million. As a result of the Chapter 11 filing, the net deferred debits of $9.1 million were written off
in October 1995.   During fiscal 1996, 1995 and 1994  the Company incurred net interest expense (income) of $1.4 million, $2.5 million and ($13.9) million respectively, from the swaps. Gains of $2.3 million were recognized in fiscal year 1994 on the termination of swaps that were accounted for as speculative.

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

     First Nationwide Receivable. The receivables carrying amount approximates fair value as it earns a market rate of interest.

     Notes Receivable. Notes receivables' fair value is estimated by discounting cash flows at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

     Liabilities Subject to Chapter 11 Proceedings. These represent liabilities incurred and unpaid by the Company as of October 10, 1995. As the payment of the liabilities is subject to compromise through the Bankruptcy Court's distribution process, the ultimate settlement amount of these items can not be determined as of the reporting date. As such, these amounts have been excluded from the following table.

     The estimated fair values of the Company's on-balance sheet and off-balance sheet financial instruments are as follows (in thousands):

                                                             June 30, 1996            June 30, 1995
                                                       -----------------------   ------------------------
                                                         Carrying                  Carrying
                                                         Amount     Fair Value     Amount      Fair Value
                                                       ----------   ----------   ---------     ----------
     Financial Assets:
         Cash and cash equivalents  . . . . . . . . .  $  197,800   $  197,800   $  21,510     $  21,510
         First mortgage loans held for sale . . . . .          --           --   $ 345,039     $ 344,326
         Investments  . . . . . . . . . . . . . . . .  $   28,394   $   28,394   $ 282,338     $ 283,881
         Notes receivable . . . . . . . . . . . . . .  $    7,196   $    6,147   $  13,308     $  13,348
         First Nationwide receivable  . . . . . . . .  $   74,849   $   74,849          --            --

     Financial Liabilities:
         Notes payable and repurchase agreements  . .          --           --   $ 591,089     $ 591,089
         Term notes and senior convertible
           notes payable  . . . . . . . . . . . . . .          --           --   $ 518,688     $ 301,858

     Off-balance sheet items:
         Reverse interest rate swaps (liability)  . .          --           --          --     $ (25,485)
         Commitments to purchase loans (liability)  .          --           --          --     $     859
         Commitments to sell loans (liability)  . . .          --           --          --     $    (516)

REORGANIZATION ITEMS--NET

     The Bankruptcy Code requires the separate classification of revenues and expenses that are a direct result of the Chapter 11 filing. As such, these items have been segregated on the consolidated statement of operations and include the following for the year ended June 30, 1996:

             Interest earned on cash accumulated  . . . . . . . . . . . . . . . . . . . .     $   (8,691)
             Write off of unamortized debt issuance cost  . . . . . . . . . . . . . . . .          6,571
             Write off of deferred interest swap debts  . . . . . . . . . . . . . . . . .          9,115
             Professional fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,605
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            581
                                                                                              ----------
                                                                                              $   21,181
                                                                                              ==========

LEASES

     The Company's continuing operations incurred rental expense and had future minimum rental commitments at June 30, 1996 for noncancelable leases as follows (in thousands):

                                                                          Office
                                                                          Space     Equipment     Total
                                                                         -------    ---------    -------
         Expense for the years ended June 30:
           1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    523    $   772     $   925
           1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,038    $ 1,512     $ 2,550
           1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,977    $ 1,054     $ 4,031

         Commitments for the years ending June 30:
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    321    $    --     $   321
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .         118         --         118
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .          34         --          34
                                                                         --------    -------     -------
           Total minimum lease payments . . . . . . . . . . . . . . .    $    473    $    --     $   473
                                                                         ========    =======     =======

PENSION PLANS

     Defined Benefit Plan. The Company's pension plan, the Lomas Financial Group Pension Plan ("the Plan"), is sponsored by LMUSA. The Plan is a noncontributory plan which covers substantially all employees of the Company. Benefits are based on the employee's years of service and compensation. Pension plan assets consist principally of listed stocks and bonds and United States government securities. The Company makes contributions to the Plan which equal or exceed the minimum amounts required by the Employee Retirement Income Security Act of 1974.

     In the course of reviewing the funding status of the Plan, it was determined to be over funded. Under current law, upon termination of the Plan, the excess assets would revert to LMUSA, subject to taxes of approximately 50%. Management determined that it would be possible to utilize the excess assets to improve employee benefits by providing an additional benefit (enhancement) to employees. Accordingly, on October 6, 1995, LMUSA amended the Pension Plan to provide additional retirement benefits for eligible employees. On January 30, 1996, the IRS issued a favorable determination letter with respect to such an amendment to the Plan.

     Expense (credits to expense) related to the defined benefit plan included the following components (in thousands):

                                                                               Year Ended June 30
                                                                         -------------------------------
                                                                            1996       1995       1994
                                                                         ---------  ----------  --------
         Actual return on plan assets . . . . . . . . . . . . . . . .    $ (3,948)  $    867    $  4,009
         Net amortization and deferrals . . . . . . . . . . . . . . .         571      2,900         132
         Service costs--benefits earned . . . . . . . . . . . . . . .         998     (1,538)     (1,768)
         Interest on projected benefit obligations  . . . . . . . . .       1,240     (1,880)     (2,259)
         Curtailment  . . . . . . . . . . . . . . . . . . . . . . . .          --         --      (1,260)
                                                                         --------   --------    --------
             Net (expense) credit recognized  . . . . . . . . . . . .    $ (1,139)  $    349    $ (1,146)
                                                                         =========  ========    ========

     The funded status of the Company's defined benefit plan after giving effect to accruals and contributions was as follows (in thousands):

                                                                                          June 30
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
         Plan assets at market value  . . . . . . . . . . . . . . . . . . . . .     $ 13,579    $ 29,422
         Actuarial present value of projected benefit obligations . . . . . . .      (12,467)    (16,344)
                                                                                    --------    --------
           Excess plan assets . . . . . . . . . . . . . . . . . . . . . . . . .        1,112      13,078
         Unrecognized excess plan assets being amortized over 15 years  . . . .           --      (3,026)
         Unrecognized actuarial loss  . . . . . . . . . . . . . . . . . . . . .           --       5,467
         Unrecognized prior service cost  . . . . . . . . . . . . . . . . . . .       (1,112)       (716)
                                                                                    --------    --------
         Prepaid pension expense recorded in the financial statements . . . . .     $     --    $ 14,803
                                                                                    ========    ========
         Actuarial present value of accumulated benefit obligations . . . . . .     $ 12,467    $ 14,294
         Actuarial present value of vested benefit obligations  . . . . . . . .     $ 12,467    $ 13,120

     The Company terminated approximately 1,000 employees during 1996 and 90 full-time employees remained after July 1, 1996. The Company is in the process of terminating the Plan and either purchasing annuities or making lump sum payments to all participants. The Company expensed the prepaid pension in connection with the termination of employees. The expense is reflected through the loss on disposal or sale on the Company's statement of consolidated operations.

     Assumptions used in the accounting were:

                                                                                          June 30
                                                                                  -----------------------
                                                                                   1996     1995    1994
                                                                                  ------  -------  ------
         Discount/settlement rates  . . . . . . . . . . . . . . . . . . . . .      6.8%     8.0%    7.5%
         Rates of increase in compensation levels . . . . . . . . . . . . . .      7.9%     7.9%    8.1%
         Expected long term rate of return on assets  . . . . . . . . . . . .      9.0%     9.0%    9.0%

     Defined Contribution Plan. The Company established a 401(k) savings plan effective April 1, 1994. Substantially all employees of the Company were eligible to participate in the plan. Eligible employees were entitled to contribute up to 12% of salary, and the Company matched up to 35% of an employee's contributions up to 6% of salary. The total amount of contributions made by the Company during fiscal 1996, 1995 and 1994 were $213,000, $254,000 and $445,000, respectively. The plan was terminated by the Company effective June 30, 1996. Assets will continue to be held in trust until a determination letter is received from the IRS, after which, all account balances will be distributed.

MANAGEMENT SECURITY PLAN

     The Company had a Management Security Plan ("MSP") for certain of its employees. Key employees of the Company who participate in MSP will be paid in the event of retirement or death a portion of the employee's salary which such employee chooses as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. Funds contributed to the plan are held in a trust. The assets of the trust were included in investments on the consolidated balance sheet and totaled $7.6 million at June 30, 1996. At June 30, 1996 the assets consisted solely of cash. Income and expenses of the trust are included in the Company's statement of consolidated operations. The trust is irrevocable and subject only to the claims of creditors in the event of the insolvency of the Company.

     Because of the bankruptcy filings by LFC and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such trust. LFC contends that the funds in the trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the plan participants claiming that the trust should now be governed by ERISA.

DISPOSAL OR SALE OF ASSETS

     Mortgage Banking. On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of LMUSA's GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in LMUSA Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). The adjusted purchase price for the GNMA Sale was approximately $102 million (less $10 million which is being used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of LMUSA's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold as described in the following paragraph. These escrowed funds plus interest was released and returned to the Company on February 1, 1996. The second installment (approximately $41.5 million) was paid on January 30, 1996, with the final payment (net of indemnification claims made by First Nationwide and accepted by LMUSA greater than $6.1 million) due on October 2, 1996.

     On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to
Section 363 of the Bankruptcy Code (the "Section 363 Sale"). The adjusted gross purchase price was approximately $161 million (less $10 million which is being used to pay the Company's expense for transferring the servicing). The adjusted gross purchase price will be reduced by the amount of any reserve which will be determined at the final payment date. The Company received $49.75 million in cash at closing of which $6.0 million was escrowed with a financial institution for certain mortgage servicing related commitments. This $6.0 million was returned to the Company in May 1996. The second installment was received in two payments of approximately $59.5 million and $5.1 million
on May 31, 1996 and July 1, 1996, respectively.   The final payment of the
balance (net of indemnification claims made by First Nationwide and accepted by LMUSA) is due on February 1, 1997.

     At June 30, 1996 the Company has established a reserve in the amount of $20.5 million as their its estimate of indemnification claims related to the sales discussed above. Management believes this amount is adequate.

     The net book value of assets sold to and liabilities assumed by First Nationwide at cost were as follows (in thousands):

                                                                GNMA         Section 363
                                                                Sale            Sale             Total
                                                              --------       -----------      ----------
     Assets sold:
          First mortgage loans  . . . . . . . . . . . . .     $ 286,750      $    2,608       $  289,358
          Receivables   . . . . . . . . . . . . . . . . .         7,742          46,844           54,586
          Foreclosed real estate  . . . . . . . . . . . .            --           5,888            5,888
          Investments and other assets  . . . . . . . . .         4,380           6,208           10,588
          Fixed assets  . . . . . . . . . . . . . . . . .           251             120              371
          Purchased mortgage servicing rights   . . . . .       157,158         167,701          324,859
          Less: allowance for losses  . . . . . . . . . .        (6,107)             --           (6,107)
                                                              ---------      ----------       ----------
                                                                450,174         229,369          679,543
                                                              ---------      ----------       ----------

     Liabilities assumed:
          Notes payable   . . . . . . . . . . . . . . . .       274,075              --          274,075
          Accounts payable  . . . . . . . . . . . . . . .         1,613             319            1,932
                                                              ---------      ----------       ----------
                                                                275,688             319          276,007
                                                              ---------      ----------       ----------
               Net assets sold  . . . . . . . . . . . . .     $ 174,486      $  229,050       $  403,536
                                                              =========      ==========       ==========


     The loss recorded on the GNMA sale and the Section 363 sale, and reported on the Company's statement of consolidated operations as a loss from disposal or sale, was calculated as follows (in thousands):

                                                                 GNMA        Section 363
                                                                 Sale           Sale            Total
                                                              ---------      -----------      ----------
     Adjusted purchase price as of June 30, 1996  . . . .     $ 101,538      $  160,948       $  262,486
     Transfer costs   . . . . . . . . . . . . . . . . . .       (10,000)        (10,000)         (20,000)
     Net book value of assets sold  . . . . . . . . . . .      (450,174)       (229,369)        (679,543)
     Book value of liabilities assumed  . . . . . . . . .       275,688             319          276,007
                                                              ---------      ----------       ----------
          Loss on sale of assets and liabilities  . . . .       (82,948)        (78,102)        (161,050)
     Other costs:
          Selling cost  . . . . . . . . . . . . . . . . .        (2,244)         (2,370)          (4,614)
          Employee retention, severance and related cost         (6,108)        (10,419)         (16,527)
          Mortgage servicing system deconversion
               penalty expense  . . . . . . . . . . . . .            --          (6,500)          (6,500)
                                                              ---------      ----------       ----------
                     Total loss recognized  . . . . . . .     $ (91,300)     $  (97,391)      $ (188,691)
                                                              =========      ==========       ==========


DISCONTINUED OPERATIONS

     Information Systems. In December 1994 the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to RIS. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (adjusted based on the future financial performance of RIS, and a contingent interest equal to 35 percent of the RIS's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. In March 1995, the parent of the RIS announced its intention to sell its mortgage banking business which included the RIS. In June 1995 the RIS decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a provision of $24.4 million in June 1995 to write off the Company's carrying value of the such asset. During fiscal 1995 and 1994, the Company recorded loss from disposal of $24.4 million and $25.0 million, respectively. The Company also had loss from discontinued operations of $2.0 million and $8.5 million for the years ended June 30, 1995 and 1994, respectively. In June 1996, the Company provided reserves of $3.1 million which reduced the net basis in the note to $4.0 million.

     During the year ended June 30, 1996, LMUSA established a $11.2 million escrow account pursuant to a Bankruptcy Court order for the dispute between LMUSA and the Purchaser regarding a penalty for the deconversion of LMUSA's servicing portfolio. LMUSA's position is that the Purchaser was paid in full on an administrative claim basis for all of its deconversion services when and as performed according to the schedule of fees and charges appended to the purchase agreement and the deconversion penalties are unenforceable penalties or, at most, give rise to a pre-petition claim for liquidated damages that are not entitled to administrative priority. The escrowed fund, with a balance of $11.4 million as of June 30, 1996, is included in Investments in the Company's consolidated balance sheet. Subsequent to year end, a settlement was negotiated between LMUSA and the Purchaser for payment related to the deconversion penalties. See further discussion on the terms of the settlement under the "Subsequent Events" footnote.

     Loss from discontinued operations as reported in the Company's consolidated statement of operations, for the years ended June 30, 1996, 1995 and 1994, were as follows (in thousands):

                                                                             Year Ended June 30
                                                                    ------------------------------------
                                                                       1996         1995         1994
                                                                    -----------   ---------   ----------
         Loss from discontinued operations:
           Loss from disposal . . . . . . . . . . . . . . . . .     $        --   $ (24,409)  $  (25,000)
           Loss from operations:
             Loss from operations--LIS  . . . . . . . . . . . .              --     (11,839)     (23,164)
             Provisions for future operating losses--LIS  . . .              --      (2,000)      (8,500)
                                                                    -----------   ---------   ----------
                                                                             --     (13,839)     (31,664)
           Less charges to reserves . . . . . . . . . . . . . .              --      11,839           --
                                                                    -----------   ---------   ----------
             Loss from operations . . . . . . . . . . . . . . .              --      (2,000)     (31,664)
                                                                    -----------   ---------   ----------
             Loss from discontinued operations  . . . . . . . .     $        --   $ (26,409)  $  (56,664)
                                                                    ===========   =========   ==========

SHORT TERM LENDING

         The Company's short term lending operations include ST Lending, Inc. ("STL"), Lomas Management, Inc. ("LMI"), which manages the assets of STL, and certain other real estate operations. The short term lending's portfolio consists of construction, acquisition and development loans, and foreclosed real estate. Substantially no new commercial loans and only a limited number of residential single-family construction loans have been originated since June 1989. The financial statements were reclassified to present short term lending and other real estate operations as continuing operations. See "Accounting Policies" footnote.

      The net assets and results of operations (net of intercompany eliminations) of the previously discontinued real estate operations as of and for the years ended June 30, 1996, 1995 and 1994, were as follows (in thousands):

                                                                              Year Ended June 30
                                                                      ----------------------------------
                                                                         1996        1995        1994
                                                                      ---------    --------    ---------
         Assets . . . . . . . . . . . . . . . . . . . . . . . . .     $  28,257    $ 26,639    $ 143,223
         Liabilities  . . . . . . . . . . . . . . . . . . . . . .           (35)       (386)     (65,844)
                                                                      ---------    --------    ---------
           Net assets . . . . . . . . . . . . . . . . . . . . . .     $  28,222    $ 26,253    $  77,379
                                                                      =========    ========    =========

         Revenues . . . . . . . . . . . . . . . . . . . . . . . .     $   1,117    $  2,964    $  10,560

         Operating loss:
           Loss--LMI  . . . . . . . . . . . . . . . . . . . . . .     $  (2,580)   $ (1,771)   $  (2,029)
           Loss-- STL . . . . . . . . . . . . . . . . . . . . . .            --      (1,384)      (4,454)
           Provision for losses-- STL . . . . . . . . . . . . . .            --     (12,044)     (10,069)
           Loss--other real estate subsidiaries . . . . . . . . .           413        (435)        (636)
                                                                      ---------    --------    ---------
                                                                         (2,167)    (15,634)     (17,188)
           Charges to reserves  . . . . . . . . . . . . . . . . .         2,167      15,634       17,188
                                                                      ---------    --------    ---------
             Operating loss in statement of operations  . . . . .     $     -0-    $    -0-    $     -0-
                                                                      =========    ========    =========

         Loss recognized in discontinued operations to
           record segment at the net realizable value
           including provision for future operations  . . . . . .     $     -0-    $ 22,650    $  17,500
                                                                      =========    ========    =========

TRANSACTIONS WITH AFFILIATES

     The Company, through LMUSA, was a partner and manager of LMUSA Partnership (the "Partnership") until October 2, 1995 when the Company sold, among other assets, its investment in the Partnership to First Nationwide (see "Disposal or Sale of Assets" footnote). The Partnership was engaged primarily in acquiring mortgage servicing and servicing single- family mortgages. The Company subserviced all mortgages in the Partnership's mortgage servicing portfolio for its usual subservicing fees. During fiscal 1995 the Company acquired from the Partnership approximately $787.3 million in unpaid principal balance of mortgage servicing rights for approximately $13.0 million of cash. This transaction resulted in a gain of $4.9 million for the Partnership. This mortgage servicing portfolio was originally sold to the Partnership by the Company in fiscal 1994 at a loss of $1.3 million. During the years ended June 30, 1996, 1995 and 1994 the Company received subservicing fees of approximately $1.7 million, $4.5 million and $3.9 million from the Partnership, respectively.

     During fiscal 1994 the management contract between LMUSA and Capstead Mortgage Corporation ("Capstead"), a real estate investment trust, was amended and terminated. Capstead became entirely self-managed on September 30, 1993. LMUSA continued to service Capstead's mortgage servicing portfolio existing at the termination of the management agreement which had an unpaid principal balance of $2.6 billion at June 30, 1995. During fiscal year 1994 the Company recognized total income of $6 million from the amended management agreement and the non-compete agreement. The company entered into the non-compete agreement in fiscal 1993 as a part of the amendment to the management agreement. The Company agreed that for a period of one year after the termination of the agreement not to compete, organize or provide management services to any real estate investment trust.

     The Company's contractual relationship with Capstead during fiscal 1994 resulted in the following (in thousands):

                                                                                     Year Ended
                                                                                    June 30, 1994
                                                                                    -------------
         Management fee income  . . . . . . . . . . . . . . . . . . . . . . . .     $      2,952
         Servicing and master servicing fee income  . . . . . . . . . . . . . .     $     10,042
         Sale of first mortgage loans . . . . . . . . . . . . . . . . . . . . .     $      4,516
         Purchase of servicing rights . . . . . . . . . . . . . . . . . . . . .     $      3,379
         Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      5,028

     Operating costs related to the Capstead management fee income were approximately $2.1 million year ended June 1994.

     The Company, through a wholly-owned subsidiary, was a manager of Liberte Investors ("Liberte"), a real estate investment trust. In October 1993, Liberte filed for a pre-packaged bankruptcy and emerged from the bankruptcy proceedings in April 1994. A substantial portion of Liberte's real estate portfolio was spun off to its creditors and the management agreement was terminated in April 1995. For the years ended June 30, 1995 and 1994 the Company received management fees of $0.2 million and $1.9 million, respectively, under the management agreement.

LEGAL PROCEEDINGS

     On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Creditors' Committee is a co- proponent of the LMUSA Plan.

     The period for solicitation of acceptances of each Plan from creditors began once the Bankruptcy Court approved the related Disclosure Statement as containing "adequate information" on July 3, 1996 and concluded on August 23, 1996.

     According to the certificates of the balloting agent filed with the Bankruptcy Court on September 23, 1996, the required acceptances for each Plan have been obtained.

     A hearing at which the Bankruptcy Court will consider whether to confirm the Plans had been scheduled for September 20, 1996 but has been rescheduled for October 1, 1996.

     Each Plan contains the following additional conditions precedent to confirmation: (a) Bankruptcy Court approval of all relevant agreements, trustees, agents and mediators and authorization of the Debtor Corporations, the intercompany claims agent, if any, and the LFC or LMUSA litigation trustee, as the case may be, to make any contemplated transfers of property; (b) the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, shall have provided the new names of the relevant reorganized Debtor Corporation and the names of the members of the Board of Directors and officers of each; and (c) receipt of any necessary no-action letters from the Securities and Exchange Commission, rulings from the Internal Revenue Service or other government approvals. In addition, under the Joint Plan, the trustee of the "rabbi trust" in which the assets of the Lomas Management Security Plan are held will have turned over or been ordered to turn over to LFC the assets held in the "rabbi trust". While certain of these conditions to confirmation have been met, there can be no assurance that all of these conditions will be met. Any and all conditions precedent to confirmation may be waived by the LFC Creditors' Committee or the LMUSA Creditors' Committee, as the case may be, other than the conditions set forth in clauses (a) and (b) above. Accordingly, it is not possible to predict whether and in what form the Plans will be confirmed or the timing of such confirmation. It is also important to note that the Joint Plan and the LMUSA Plan are independent, and each Plan can be confirmed even if the other Plan is not confirmed.

     In connection with its mortgage servicing and related insurance agency business, LMUSA and its insurance company subsidiaries are frequently the subject of lawsuits brought by individual homeowners on behalf of themselves or on behalf of purported classes of homeowners. Although there are currently four active cases relating to the mortgage servicing business in which plaintiffs are seeking class certification, at present no active case against LMUSA has been certified as a class action and in each such case LMUSA believes a basis exists to contest class certification. In management's opinion and on the advice of counsel, the resolution of these disputes will not have a material adverse effect on the financial position of the Company.

SUBSEQUENT EVENTS

     Over the years, funds and assets have been transferred between LFC, LMUSA and other companies in the corporate group. These transfers occurred not only in the ordinary course of business but also as capital contributions and intercompany loans. To the extent that certain of these transfers occurred at a time when one or more of the companies was insolvent, such transactions may be considered voidable, in whole or in part, as fraudulent conveyances under the Bankruptcy Code or applicable state laws. LMUSA and LFC ("the Debtors") concluded in August 1995 that if they were to file Chapter 11 petitions, intercompany transactions would come under close scrutiny by the creditors of the Debtors. As such, the Debtors engaged an independent public accounting firm ("the Firm") to conduct an analysis of intercompany activity between January 1992, when LFC emerged from its earlier Chapter 11 proceedings and the Petition Date. The Firm was to identify transactions which arguably could result in a cause of action and to describe the circumstances surrounding such transactions. The findings were presented to the Debtors' and to the Creditors' Committees. Some of the transactions reported are alleged to be voidable either as fraudulent conveyances or preference transfers. The LFC Creditors' Committee and the LMUSA Creditors' Committee are taking opposing positions as to the resolution of the issue. As no resolution was reached between the committees, the Bankruptcy Court ordered, on September 5, 1996, the retention of a claims mediator to pursue a settlement between the committees. The Court further ordered that neither committee could commence litigation to prosecute any Intercompany Claims until November 6, 1996. Based upon facts obtained through the mediation process, the mediator will issue a nonbinding recommendation for settlement.

     On May 31, 1996, the Company entered into an agreement to sell the Lomas Campus buildings for $23 million which was subject to higher and better offers through a public auction which was held July 16, 1996. The Campus buildings were sold for $23.5 million effective August 16, 1996. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors' and the LMUSA Creditors' Committee, Travelers received approximately $11.43 million of the proceeds. In addition, subsequent to fiscal year end, substantially all of the furniture and equipment was sold by a liquidator. The sales price of the Campus buildings and the furniture and equipment approximated the carrying value of the assets reflected on the June 30, 1996 consolidated balance sheet.

     As discussed in the "Investments" footnote, RIS has asserted a right to an Administrative Claim in the amount of approximately $11.4 million, representing the total amount of "deconversion" penalties resulting from the sales of LMUSA's mortgage servicing rights to First Nationwide. The Company entered into a proposed settlement "release" agreement with the RIS which is subject to the Bankruptcy Court's approval at the confirmation hearing. The agreement allows the RIS to choose from two alternatives on or before the date set for the confirmation of the Plan (currently scheduled for October 1). The first option allows the RIS a general unsecured claim for the face amount of the deconversion charge ($10.56 million--subject to compromise through the Bankruptcy Court's distribution process) and to be paid an administrative expense priority claim of $250,000 on or before November 15, 1996. In the alternative, the RIS can receive an administrative expense priority claim in the amount of $6.5 million to be paid on or before November 16, 1996. If the Company should fail to make the payment on or before this date, the RIS has the option, exercisable November 25, 1996, and if such failure by LMUSA continues, each sixty days thereafter, to continue its election to receive such payment in cash or select the option granted for payment in the first option. At June 30, 1996, an accrual for this penalty has been established in the amount of $6.5 million which represents the minimal accrual necessary as required by FASB Statement No. 5, "Accounting for Contingencies", and is reflected in the accounts payable and accrued expenses in the consolidated balance sheet.

     The Company is negotiating a pending asset purchase agreement to sell substantially all of the assets of the insurance agency services subsidiaries of LMUSA. The purchaser would also assume certain liabilities of the insurance agency services subsidiaries. As of this report date, the agreement has not been finalized. It will be subject to Bankruptcy Court approval and to higher and better offers.

QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1996 (in thousands of dollars, except per share amounts):

                                                                        Year Ended June 30, 1996
                                                                 ---------------------------------------
                                                                   First     Second    Third     Fourth
                                                                 Quarter    Quarter    Quarter   Quarter
                                                                 -------   --------   --------   -------
         Revenues . . . . . . . . . . . . . . . . . . . . . .     55,429     29,512     14,166     4,240
         Loss from operations before reorganization items . .   (194,230)   (13,940)    (2,153)  (19,087)
         Reorganization items--net  . . . . . . . . . . . . .         --    (16,373)    (1,675)   (3,133)
         Loss before loss from
           discontinued operations  . . . . . . . . . . . . .   (194,230)   (30,313)    (3,828)  (22,220)
         Loss from discontinued operations:
           Loss from disposal . . . . . . . . . . . . . . . .         --         --         --        --
           Loss from operations . . . . . . . . . . . . . . .         --         --         --        --
           Net loss . . . . . . . . . . . . . . . . . . . . .   (194,230)   (30,313)    (3,828)  (22,220)

         Loss per common share:
           Loss before loss from
             discontinued operations  . . . . . . . . . . . .      (9.63)     (1.50)      (.19)    (1.11)
           Net loss . . . . . . . . . . . . . . . . . . . . .      (9.63)     (1.50)      (.19)    (1.11)

     In the first quarter of fiscal 1996, the Company recorded a loss on the sale of assets to First Nationwide of $162.2 million. The Company incurred additional losses during the second, third and fourth quarters of fiscal 1996 of $18.4 million, $2.3 million and $5.9 million, respectively, as the result of the prepayment of the mortgage servicing portfolio and other adjustments. See "Disposal or Sale of Assets" footnote.

     After the Chapter 11 filings (see "Chapter 11 Proceedings" footnote), the Company recorded reorganization expenses (net of interest earned in cash accumulated) of $16.3 million, $1.7 million and $3.1 million during the second, third and fourth quarters of fiscal 1996. See "Reorganization Items--Net" footnote.

     The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1995 (in thousands of dollars, except per share amounts):

                                                                        Year Ended June 30, 1995
                                                                ---------------------------------------
                                                                 First      Second      Third   Fourth
                                                                Quarter     Quarter    Quarter  Quarter
                                                                -------     -------    -------  -------
         Revenues . . . . . . . . . . . . . . . . . . . . . .    55,944      57,839     52,815   55,624
         Loss before loss from discontinued operations  . . .   (12,850)    (41,209)   (25,149) (48,074)
         Loss from discontinued operations:
           Loss from disposal . . . . . . . . . . . . . . . .        --          --         --  (24,409)
           Loss from operations . . . . . . . . . . . . . . .        --          --         --   (2,000)
           Net loss . . . . . . . . . . . . . . . . . . . . .   (12,850)    (41,209)   (25,149) (74,483)
         Loss per common share:
           Loss before loss from
             discontinued operations  . . . . . . . . . . . .      (.64)      (2.04)     (1.25)   (2.39)
           Net loss . . . . . . . . . . . . . . . . . . . . .      (.64)      (2.04)     (1.25)   (3.70)

     During the second quarter of fiscal 1995, the Company established provisions of $29.6 million for mortgage servicing related receivables, mortgage banking commitments and contingencies, pro rata interest rate swap loss and reduction in carrying value of certain fixed assets.

     The third quarter of fiscal 1995 operating results operations included a $9.0 million provision for the Company's 1995 reduction in force and restructurings.

     During the fourth quarter of fiscal 1995, the included provisions totaling $30.2 million for additional losses related to the mortgage servicing and loan production operations and writedown of certain buildings and other fixed assets.

     Loss from disposal or sale for the fourth quarter of fiscal 1995 included a provision of $24.4 million to write off the Company's contingent amount interest in the future revenues of the information system business.

     For information concerning the Company's fiscal 1995 reduction in force and restructuring plan, see "Reduction in Force and Restructurings" footnote.

INDUSTRY SEGMENT DATA OF OPERATIONS

     The following summarizes the Company's industry segment data of operations as of June 30, 1996, 1995 and 1994 and for the years then ended (in thousands):

                                                                            Year Ended June 30
                                                                 ---------------------------------------
                                                                     1996          1995          1994
                                                                 -----------    ----------    ----------
         Revenues
           Mortgage banking . . . . . . . . . . . . . . . . .    $     98,038   $  209,245    $  262,019
           Other  . . . . . . . . . . . . . . . . . . . . . .          6 ,699       17,805        27,063
                                                                 ------------   ----------    ----------
                                                                      104,737      227,050       289,082
           Intersegment revenues eliminated
             in consolidation . . . . . . . . . . . . . . . .          (1,390)      (4,828)       (7,464)
                                                                 ------------   ----------    ----------
           Total revenues per statement of
             consolidated operations  . . . . . . . . . . . .    $    103,347   $  222,222    $  281,618
                                                                 ============   ==========    ==========

         Operating loss
           Mortgage banking . . . . . . . . . . . . . . . . .    $    (34,430)  $  (82,821)   $  (82,195)
           Other  . . . . . . . . . . . . . . . . . . . . . .             122      (21,129)      (17,697)
                                                                 ------------   ----------    ----------
             Operating loss . . . . . . . . . . . . . . . . .         (34,308)    (103,950)      (99,892)
         Expenses
           General and administrative . . . . . . . . . . . .          (2,675)      (6,587)       (9,327)
           Provision for losses . . . . . . . . . . . . . . .            (273)        (162)           --
           Provision for restructuring  . . . . . . . . . . .              --       (2,800)       (3,630)
           Corporate interest expense . . . . . . . . . . . .          (3,463)     (13,783)      (13,153)
           Loss on sale of assets . . . . . . . . . . . . . .        (188,691)          --            --
                                                                 ------------   ----------    ----------
             Operating loss before reorganization items . . .        (229,410)    (127,282)     (126,002)
           Reorganization items . . . . . . . . . . . . . . .         (21,181)          --            --
                                                                 ------------   ----------    ----------
           Loss before loss from discontinued operations  . .    $   (250,591)  $ (127,282)   $ (126,002)
             Loss from disposal . . . . . . . . . . . . . . .              --      (24,409)      (25,000)
             Loss from operations . . . . . . . . . . . . . .              --       (2,000)      (31,664)
                                                                 ------------   ----------    ----------
               Net loss . . . . . . . . . . . . . . . . . . .    $   (250,591)  $ (153,691)   $ (182,666)
                                                                 ============   ==========    ==========


                                                                                   June 30
                                                                 ---------------------------------------
                                                                     1996          1995          1994
                                                                 ------------   ----------    ----------
         Identifiable Assets
           Mortgage banking . . . . . . . . . . . . . . . . .    $    292,903   $1,136,579    $  981,128
           Other  . . . . . . . . . . . . . . . . . . . . . .          37,029       20,422       167,129
                                                                 ------------   ----------    ----------
             Total assets per consolidated balance sheet  . .    $    329,932   $1,157,001    $1,148,257
                                                                 ============   ==========    ==========

                                                                            Year Ended June 30
                                                                 ---------------------------------------
                                                                     1996          1995          1994
                                                                 ------------   ----------    ----------
               Depreciation and Amortization Expense
                  Mortgage banking  . . . . . . . . . . . .      $    17,057    $   65,426    $  153,787
                  Other . . . . . . . . . . . . . . . . . .              301         1,572         1,679
                                                                 -----------    ----------    ----------
                                                                 $    17,358    $   66,998    $  155,466
                                                                 ===========    ==========    ==========

               Net Charges to Allowance for Losses
                  Mortgage banking  . . . . . . . . . . . .      $    47,199    $   53,420    $   12,410
                  Other . . . . . . . . . . . . . . . . . .            1,685        16,793         9,284
                                                                 -----------    ----------    ----------
                                                                 $    48,884    $   70,213    $   21,694
                                                                 ===========    ==========    ==========
               Capital expenditures
                  Mortgage banking  . . . . . . . . . . . .      $       149    $      511    $   24,042
                  Other . . . . . . . . . . . . . . . . . .               --         1,179         1,016
                                                                 ------------   ----------    ----------
                                                                 $       149    $    1,690    $   25,058
                                                                 ===========    ==========    ==========

    Intersegment charges to LMUSA operations are as follows (in thousands):

                                                                           Year Ended June 30
                                                                 ---------------------------------------
                                                                      1996         1995          1994
                                                                 -----------    ----------    ----------
               Intellifile for image processing . . . . . .      $     2,413    $    1,020    $    2,926
               LIS for data processing and
                  telecommunications  . . . . . . . . . . .               --        12,811        17,061
               LAS for various administrative services  . .               --         7,542         7,487
               LAS for office space . . . . . . . . . . . .               --         2,833         6,026
               LFC for management fees  . . . . . . . . . .               --         1,500         1,630
               LFC for interest expense (income)  . . . . .               --          (697)         (518)
                                                                 -----------    ----------    ----------
                                                                 $     2,413    $   25,009    $   34,612
                                                                 ===========    ==========    ==========

     After LIS assets were sold in fiscal 1995 (see "Disposal or Sale of Assets" footnote) data processing and telecommunication charges were no longer provided by a related entity. Additionally, LAS was dissolved effective July 1, 1996 and Intellifile was sold as of August 31, 1996. Intercompany claims for fiscal 1996, however, are being discussed in connection with the Chapter 11 filings (see "Chapter 11 Proceedings" footnote).

     Beginning fiscal 1994 LAS changed its method of allocating office space costs. Prior to fiscal 1994 LMUSA received credit for depreciation and interest expense related to the office space occupied by other affiliates and unallocated office space totaling approximately $4.2 million. These costs were absorbed by LMUSA since fiscal 1994.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LOMAS FINANCIAL CORPORATION
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                     June 30
                                                                           --------------------------
                                                                                1996          1995
                                                                           ------------   -----------
ASSETS

Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .          $     4,594    $       560

Receivables (including $2,134 and $991, respectively, due
  from subsidiaries eliminated in consolidation)    . . . . . . .                2,196          1,224
Investments (including $7,076 and $132,509, respectively,
  investments in subsidiaries eliminated in consolidation)    . .               16,770        136,095
Less allowance for losses . . . . . . . . . . . . . . . . . . . .               (4,718)        (6,903)
                                                                           ------------   -----------
                                                                                14,248        130,416

Fixed assets, prepaid expenses and other assets . . . . . . . . .                1,824          2,236
                                                                           -----------    -----------
                                                                           $    20,666    $   133,212
                                                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses (including $4,089 and
    $428, respectively, due to subsidiaries eliminated
    in consolidation)   . . . . . . . . . . . . . . . . . . . . .          $     5,669    $     5,172
  Senior convertible notes payable  . . . . . . . . . . . . . . .                   --        139,918
  Investments in subsidiaries (eliminated in consolidation)   . .              123,080             --
  Liabilities subject to Chapter 11 (including $862 and
    $0, respectively, due to subsidiaries eliminated
    in consolidation)   . . . . . . . . . . . . . . . . . . . . .              154,381             --
                                                                           -----------    -----------
                                                                               283,130        145,090
                                                                           -----------    -----------
Stockholders' equity (deficit):
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . .               20,149         20,146
  Other paid-in capital (including $1,300 eliminated
    in consolidation)   . . . . . . . . . . . . . . . . . . . . .              309,763        309,761
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . .             (592,376)      (341,785)
                                                                           -----------    -----------
          . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (262,464)       (11,878)
                                                                           -----------    -----------
                                                                           $    20,666    $   133,212
                                                                           ===========    ===========

Note: Certain amounts in fiscal 1995 have been reclassified to comply with the 1996 presentation format.

                          LOMAS FINANCIAL CORPORATION
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                               Year Ended June 30
                                                                    ----------------------------------------
                                                                       1996           1995          1994
                                                                    -----------    ----------    -----------
Revenues:
  Investment (excluding dividends from subsidiaries)  . . . . .     $     1,434    $      802    $     3,234
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,554         2,931          4,098
                                                                    -----------    ----------    -----------
                                                                          2,988         3,733          7,332
                                                                    -----------    ----------    -----------

Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,463        13,888         13,260
  General and administrative  . . . . . . . . . . . . . . . . .           2,674         6,587          9,327
  Provision for losses  . . . . . . . . . . . . . . . . . . . .             273        36,593         15,809
                                                                    -----------    ----------    -----------
                                                                          6,410        57,068         38,396
                                                                    -----------    ----------    -----------
Loss before reorganization items
  and equity in income (loss) of subsidiaries   . . . . . . . .          (3,422)       (53,335)      (31,064)
Equity in loss of subsidiaries  . . . . . . . . . . . . . . . .        (243,730)       (73,947)      (94,938)
Reorganization items--net . . . . . . . . . . . . . . . . . . .          (3,439)            --            --
                                                                    ------------   -----------   -----------
  Loss before loss from discontinued operations   . . . . . . .        (250,591)     (127,282 )     (126,002)
Loss from discontinued operations . . . . . . . . . . . . . . .              --        (26,409)      (56,664)
                                                                    -----------    -----------   -----------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (250,591)   $  (153,691)  $  (182,666)
                                                                    ===========    ===========   ===========

Dividends paid by subsidiaries  . . . . . . . . . . . . . . . .     $        --    $       891   $       744
                                                                    ===========    ===========   ===========



Note: Certain amounts in fiscal 1995 have been reclassified to comply with the 1996 presentation format.

                          LOMAS FINANCIAL CORPORATION
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Year Ended June 30
                                                                      --------------------------------------
                                                                         1996            1995         1994
                                                                      ----------     -----------    --------
Operating activities:
  Net loss    . . . . . . . . . . . . . . . . . . . . . . . . .       $ (250,591)    $  (153,691)  $(182,666)
  Adjustments to reconcile loss from continuing
    operations to net cash used by operating activities
    before working capital changes:
      Loss from discontinued operations   . . . . . . . . . . .               --          26,409      56,664
      Depreciation and amortization   . . . . . . . . . . . . .              140             202         232
      Provisions for losses and restructuring   . . . . . . . .              273          36,593      15,809
      Equity (income) loss of subsidiaries  . . . . . . . . . .          243,730          73,947      94,938
                                                                      ----------     -----------    --------
         Cash used by operations before working capital
           changes  . . . . . . . . . . . . . . . . . . . . . .           (6,448)        (16,540)    (15,023)
  Net change in receivables, payable and other assets   . . . .            6,182          (8,425)     (3,912)
                                                                      ----------     -----------    --------
             Net cash used by operating activities  . . . . . .             (266)        (24,965)    (18,935)
                                                                      ----------     -----------    --------

Investing activities:
  Purchases of investments  . . . . . . . . . . . . . . . . . .             (131)         (3,358)     (3,525)
  Sales of investments  . . . . . . . . . . . . . . . . . . . .            3,846          15,765      26,467
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .               --              --          31
                                                                      ----------     -----------    --------
           Net cash provided by investing activities  . . . . .            3,715          12,407      22,973
                                                                      ----------     -----------    --------

Financing activities:
  Change in receivables from (payables to) subsidiaries   . . .              585         (23,290)     12,654
  Net funding of subsidiaries operations  . . . . . . . . . . .               --          (8,935)    (19,854)
                                                                      ----------     -----------    --------
           Net cash provided (used) by financing activities . .              585          14,355      (7,200)
                                                                      ----------     -----------    --------
Net increase (decrease) in cash and cash equivalents  . . . . .            4,034           1,797      (3,162)
Cash and cash equivalents at beginning of year  . . . . . . . .              560          (1,237)      1,925
                                                                      ----------     -----------    --------
Cash and cash equivalents at end of year  . . . . . . . . . . .       $    4,594     $       560    $ (1,237)
                                                                      ==========     ===========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  1.   Ernst & Young LLP was dismissed effective as of January 24, 1995 as
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

     2. The Ernst & Young LLP report dated September 22, 1994 on the Registrant's statements of consolidated operations, stockholders' equity and cash flows for the fiscal year ended June 30, 1994, did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     3. On January 24, 1995, the decision to change independent auditors was recommended by the Audit Committee of the Registrant's Board of Directors to the Registrant's Board of Directors and approved by the Registrant's Board of Directors.

     4. During the fiscal year ended June 30, 1994, and through the date of dismissal of Ernst & Young LLP, there were no disagreements between the Registrant and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     5. No reportable event described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred during the Registrant's fiscal year ended June 30, 1994, and through the date of dismissal of Ernst & Young LLP.

(b) On January 30, 1995, the Registrant engaged KPMG Peat Marwick LLP as its independent auditors.

     During the Registrant's fiscal year ended June 30, 1994 and the fiscal quarter ended September 30, 1994, and through the date of engagement of KPMG Peat Marwick LLP, neither the Registrant (nor someone on its behalf) consulted with KPMG Peat Marwick LLP regarding any of the matters specified in Item 304
(a) (2) of Regulation S-K.

                                    PART III

     The information required by the items listed below of Part III are incorporated herein by reference (see "Exhibit 10.1") or by an amendment, if necessary, to this Form 10-K as permitted by General Instruction G to Form 10-K.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of this report:

           (i) The following consolidated financial statements are included in
Item 8.

                                                                                                       Pages
                                                                                                       -----
               Consolidated Balance Sheet--June 30, 1996 and 1995   . . . . . . . . . . . . . . . . .    19
               Statement of Consolidated Operations--Years Ended June 30, 1996, 1995 and 1994   . . .    20
               Statement of Consolidated Stockholders' Equity (Deficit)--Years Ended
                 June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
               Statement of Consolidated Cash Flows--Years Ended June 30, 1996, 1995 and 1994   . . .    22
               Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .    23

          (ii) The following financial statement schedule is included in Item 8:

               Schedule I--Condensed Financial Information of Registrant  . . . . . . . . . . . . . .    52

               All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

           Financial statements (and summarized financial information) of unconsolidated subsidiaries and 50-Percent-or- Less-Owned Persons accounted for by the equity method are not presented because they do not, individually or in aggregate, constitute a significant subsidiary.

     (b)   Exhibits:

           Exhibit
           Number

           (10.1) Disclosure Statement of LFC, LIS and LAS dated July 3, 1996 (the "Joint Disclosure Statement") with Schedule I (Index of Defined Terms), Exhibit I (First Amended Joint Chapter 11 Plan of LFC, LIS and LAS dated May 13, 1996), Exhibit II (First Amended LMUSA Chapter 11 Plan dated May 13, 1996),
                   Exhibit III (Liquidation Analysis of Debtors), Exhibit IV (Projected Financial Statements for Reorganized LFC and Reorganized LMUSA for the Fiscal Years 1997, 1998 and 1999),
                   Exhibit V (Names and Addresses of the Creditors' Committees and their Professionals) and Exhibit VI (Price Waterhouse LLP's Draft Preliminary Report dated February 27, 1996).

           (11)    Computation of Earnings (Loss) Per Share

           (21)    List of subsidiaries of Registrant.

           (27) Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).

     (c)   Reports on Form 8-K:

           None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LOMAS FINANCIAL CORPORATION
                                              Registrant



Date:  September 20, 1996               /S/           GARY WHITE
                                        ---------------------------------------
                                                      Gary White
                                              Senior Vice President and
                                               Chief Financial Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 23, 1996               /S/         ERIC D. BOOTH
                                        ---------------------------------------
                                                    Eric D. Booth
                                            President, Chief Executive Officer
                                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date:  September 23, 1996               By  /S/     WILLIAM ANDERSON
                                            ------------------------------------
                                                   (William Anderson)


Date:  September 23, 1996               By  /S/       ERIC D. BOOTH
                                            ------------------------------------
                                                     (Eric D. Booth)


Date:  September 23, 1996               By  /S/     LOUIS P. GREGORY
                                            ------------------------------------
                                                   (Louis P. Gregory)


Date:  September 25, 1996               By  /S/       ROBERT LEBUHN
                                            ------------------------------------
                                                     (Robert LeBuhn)


Date: September 25, 1996                By  /S/        REID NAGLE
                                            ------------------------------------
                                                      (Reid Nagle)


Date:  September 25, 1996               By  /S/      PAUL T. WALKER
                                            ------------------------------------
                                                    (Paul T. Walker)


Date:  September 24, 1996               By  /S/     PAUL S. WOLANSKY
                                            ------------------------------------
                                                   (Paul S. Wolansky)

                              INDEX TO EXHIBITS


           Exhibit
           Number                    Description
           -------                   -----------

           (10.1) Disclosure Statement of LFC, LIS and LAS dated July 3, 1996 (the "Joint Disclosure Statement") with Schedule I (Index of Defined Terms), Exhibit I (First Amended Joint Chapter 11 Plan of LFC, LIS and LAS dated May 13, 1996), Exhibit II (First Amended LMUSA Chapter 11 Plan dated May 13, 1996),
                   Exhibit III (Liquidation Analysis of Debtors), Exhibit IV (Projected Financial Statements for Reorganized LFC and Reorganized LMUSA for the Fiscal Years 1997, 1998 and 1999),
                   Exhibit V (Names and Addresses of the Creditors' Committees and their Professionals) and Exhibit VI (Price Waterhouse LLP's Draft Preliminary Report dated February 27, 1996).

           (11)    Computation of Earnings (Loss) Per Share

           (21)    List of subsidiaries of Registrant.

           (27) Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).