Form 10-Q
period 1996-09-30
LOMAS FINANCIAL CORP
filed 1996-11-15
CIK 60150

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 1996

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
       EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                         LOMAS FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)



                Delaware                             75-1043392
     -------------------------------            -------------------
     (State or other jurisdiction of             (I.R.S. employer
     incorporation or organization)             identification no.)



            717 North Harwood
               Dallas, Texas                              75201
            --------------------                        ---------
   (Address of principal executive offices)             (Zip code)


                               (214) 665-6300
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

                        YES   X        NO
                           ------         ------

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of October 1, 1996: Common Stock, $1 par value -- 20,149,231 shares.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 ----

                           PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheet -- September 30, 1996 and June 30,1996  . . . . . . . . . . . . . . . . . . 2
            Statement of Consolidated Operations -- Quarters Ended September 30, 1996 and 1995 . . . . . . . . . . 3
            Statement of Consolidated Cash Flows -- Quarters Ended September  30, 1996 and 1995  . . . . . . . . . 4
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
            Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                           PART II -- OTHER INFORMATION

    Item 1. Legal Proceedings16

    Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Item 5. Special Note Regarding Forward-Looking Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CONSOLIDATED BALANCE SHEETS

                 LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (DEBTORS-IN-POSSESSION)
                                (IN THOUSANDS)

                                                                               September 30,      June 30, 1996
                                                                                    1996
                                                                               -------------      -------------
                                                                                (Unaudited)        (Note)
                                                  ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          $     200,742      $     197,800

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 39,024             28,394
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 72,539             85,467
Fixed assets -- net . . . . . . . . . . . . . . . . . . . . . . . . .                    234             25,833
Foreclosed real estate -- net . . . . . . . . . . . . . . . . . . . .                 15,117             14,580
                                                                               -------------      -------------
                                                                                     126,914            154,274
Less allowances for losses  . . . . . . . . . . . . . . . . . . . . .                (24,849)           (24,821)
                                                                               -------------      -------------
                                                                                     102,065            129,453

Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .                  1,529              2,679
Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . .                  1,151                 --
                                                                               -------------      -------------
                                                                               $     305,487      $     329,932
                                                                               =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . .          $      33,945      $      39,533
Liabilities subject to Chapter 11 proceedings . . . . . . . . . . . .                540,990            552,863
                                                                               -------------      -------------
                                                                                     574,935            592,396
                                                                               -------------      -------------

Stockholders' equity (deficit):
Common stock -- ($1 par value, 20,149 and 20,149 shares issued and
   outstanding, respectively) . . . . . . . . . . . . . . . . . . . .                 20,149             20,149
Other paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .                309,763            309,763
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . .               (599,360)          (592,376)
                                                                               -------------      -------------
                                                                                    (269,448)          (262,464)
                                                                               -------------      -------------
                                                                               $     305,487      $     329,932
                                                                               =============      =============


    Note: The balance sheet at June 30, 1996, as presented is derived from the audited financial statements at that date.

    See notes to consolidated financial statements.

               STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                 LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (DEBTORS-IN-POSSESSION)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Quarter Ended September 30
                                                                            ---------------------------------
                                                                                  1996               1995
                                                                            --------------      -------------
Revenues:
    Mortgage servicing  . . . . . . . . . . . . . . . . . . . . . . . .     $           --      $      30,236
    Commissions and fees  . . . . . . . . . . . . . . . . . . . . . . .              1,223              6,759
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                826              7,200

    Investment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 16              8,893
    Gain on sales . . . . . . . . . . . . . . . . . . . . . . . . . . .                170                 60
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                303              2,281
                                                                            --------------      -------------
                                                                                     2,538             55,429
                                                                            --------------      -------------
Expenses:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --             22,495
    Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,311             18,044
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .                106             15,171

    Other operating . . . . . . . . . . . . . . . . . . . . . . . . . .              2,447             10,535
    Provision for losses  . . . . . . . . . . . . . . . . . . . . . . .                 --             21,254
    Loss on sale or disposal of assets  . . . . . . . . . . . . . . . .              3,718            162,160
                                                                            --------------      -------------
                                                                                     7,582            249,659
                                                                            --------------      -------------

Loss from continuing operations before reorganization items . . . . . .             (5,044)          (194,230)
                                                                            --------------      -------------
Reorganization items:
    Interest earned on cash accumulated . . . . . . . . . . . . . . . .              2,754                 --
    Professional fees . . . . . . . . . . . . . . . . . . . . . . . . .             (4,641)                --

    Other bankruptcy expenses . . . . . . . . . . . . . . . . . . . . .                (53)                --
                                                                            --------------      -------------
                                                                                    (1,940)                --
                                                                            --------------      -------------
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       (6,984)     $    (194,230)
                                                                            ==============      =============

Loss per share:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         (.35)     $       (9.63)
    Average number of shares  . . . . . . . . . . . . . . . . . . . . .             20,158             20,167


See notes to consolidated financial statements.

               STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                 LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (DEBTORS-IN-POSSESSION)
                                (IN THOUSANDS)

                                                                              Quarter Ended September 30
                                                                            -------------------------------
                                                                                 1996               1995
                                                                            --------------    -------------
Operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (6,984)     $    (194,230)

    Adjustments to reconcile net loss to net cash provided by operating activities before working capital changes:
       Loss on sale or disposal of assets . . . . . . . . . . . . . . .            3,718            162,160

       Depreciation and amortization  . . . . . . . . . . . . . . . . .              106             15,171
         Provision for losses . . . . . . . . . . . . . . . . . . . . .               --             21,254
         (Gain) loss on sale of mortgage servicing rights . . . . . . .               --                207
                                                                            --------------    -------------
            Cash provided (used) by operations before working capital             (3,160)             4,562
             changes  . . . . . . . . . . . . . . . . . . . . . . . . .

    Net change in first mortgage loans held for sale  . . . . . . . . .               --             58,435
    Net change in sundry receivables, payables, and other assets  . . .           (1,764)            (2,156)
                                                                            --------------    -------------
             Net cash provided (used) by operating activities   . . . .           (4,924)            60,841
                                                                            --------------    -------------
Investing activities:
    Net maturities/sales (purchases of) investments . . . . . . . . . .          (12,312)           256,953

    Purchases of loans from pools . . . . . . . . . . . . . . . . . . .               --             (1,048)
    Net collections of mortgage notes receivable  . . . . . . . . . . .               --              1,838
    Net sales of foreclosed real estate . . . . . . . . . . . . . . . .              276              4,654
    Net sales of fixed assets . . . . . . . . . . . . . . . . . . . . .           25,374                941
    Net purchases of future mortgage servicing income rights  . . . . .               --             (2,153)

    Proceeds from assets sold to First Nationwide Mortgage Corp.  . . .            6,160                 --
                                                                            --------------    -------------
             Net cash provided by investing activities  . . . . . . . .           19,498            261,185
                                                                            --------------    -------------
Financing activities:
    Net repayments of notes payable . . . . . . . . . . . . . . . . . .               --           (309,168)
    Term debt repayments  . . . . . . . . . . . . . . . . . . . . . . .          (11,632)              (334)
                                                                            --------------    -------------
             Net cash used by financing activities  . . . . . . . . . .          (11,632)          (309,502)
                                                                            --------------    -------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .            2,942             12,524
Cash and cash equivalents at beginning of period  . . . . . . . . . . .          197,800             21,510
                                                                            --------------    -------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .     $    200,742      $      34,034

Cash payments for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         --      $      11,114

    Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . .               --                 --

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company"). LFC's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"). As a result of the Chapter 11 proceedings discussed in Note B, LFC's interest in LMUSA has been extinguished. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1996 have been included. Operating results for the quarter ending September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1996.

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

        The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Claims which were contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including those which arise in connection with rejection of unfavorable executory contracts and leases are not determinable. As a result of the reorganization proceedings, the Company may sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements as of September 30, 1996, do not include any adjustments that might result from the outcome of these uncertainties.

NOTE B -- CHAPTER 11 PROCEEDINGS

        On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS") both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their second amended joint plan of reorganization on July 3, 1996 (the "Joint Plan"). LMUSA filed its own second amended joint plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). For additional detailed information, see the Company's Form 10-K for the year ended June 30, 1996.

        LMUSA's Chapter 11 Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, LFC no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA statutory creditors' committee (the "LMUSA Committee") stated that they had reached an oral agreement in principle with the LFC statutory creditors' committee (the "LFC Committee") settling the intercompany disputes, subject to final documentation and court approval. The main terms of the reported settlement are (i) the transfer by LMUSA to LFC of $3 million of cash, together with other assets including cash on LMUSA's books having an aggregate book value of approximately $13 million, (ii) release by LMUSA of certain administrative and other claims it has asserted against LFC, (iii) the granting of mutual releases and (iv) an agreed sharing percentage for proceeds of litigation against third parties.

        Counsel to the LFC Committee told the Bankruptcy Court that, while the parties had reached an agreement in principle, the LFC Committee and the LMUSA Committee may not be in complete agreement regarding these terms and that the LFC Committee's understanding of the specific terms of the settlement was reflected in a term sheet previously submitted to the attorneys for the LMUSA Committee.

        The LMUSA Committee's attorney cautioned that distributions to creditors under LMUSA's Chapter 11 plan may be delayed for prolonged periods if the intercompany disputes are not reduced to a signed agreement or if other large claims that have been or may be filed are not expeditiously resolved.

        The LFC Chapter 11 Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The LFC Plan's effectiveness is conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including (a) LFC's having $3 million working capital and $2.5 million to fund a litigation trust to pursue third-party claims and (b) the turnover to LFC of the assets held in a "rabbi trust" originally created to fund LFC's Management Security Plan. There can be no assurance that these conditions will be met.

        As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is very uncertain, no accrual has been made as of September 30, 1996.

        For purposes of the pro forma financial statements in Note D, cash has been reserved and a liability has been accrued in the amount of $5 million as a reorganization adjustment for costs associated with the claims resolution process.

        A proposed settlement "release" agreement between Residential Information Services Limited Partnership ("RIS") and LMUSA, regarding a penalty for the deconversion of LMUSA's servicing portfolio from RIS's system, was discussed in the Company's annual Form 10-K for the year ended June 30, 1996. The proposed agreement was subject to the Bankruptcy Court's approval at the confirmation hearing. However, while negotiations are ongoing, this was not approved at the confirmation hearing. At September 30, 1996, an accrual for this penalty remains in the amount of $6.5 million which represents the minimum accrual necessary as required by FASB Statement No. 5, "Accounting for Contingencies," and is reflected in accounts payable and accrued expenses in the consolidated balance sheet. There can be no assurance that a definitive settlement agreement can be reached.

NOTE C -- ASSETS SOLD AND LIABILITIES ASSUMED

        On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of LMUSA's GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in LMUSA Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). The adjusted purchase price for the GNMA Sale was approximately $101 million (less $10 million which is being used to pay the Company's expense for transferring the servicing), subject to certain adjustments, the payment of certain warehouse indebtedness and the assumption of certain other liabilities. Cash of $35 million was paid at closing of which $18.8 million was applied to terminate the balance of LMUSA's swaps and $12 million was escrowed with FNMA in connection with certain recourse servicing to be sold. These escrowed funds plus interest were released and returned to the Company on February 1, 1996. The second installment (approximately $41.5 million) was paid on January 30, 1996. A holdback of $1.0 million from the purchase price (relating to a dispute over the right to transfer certain servicing) was received on September 26, 1996 and a partial final payment of $10.9 million was paid by First Nationwide on October 16, 1996. On October 22, 1996, First Nationwide and LMUSA agreed to an adjustment of $605,000 to the final payment resulting in $2.5 million due upon signing the formal agreement. In addition, on October 21, 1996, the Company received interest of $740,000 related to the final payment.

        On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to Section 363 of the Bankruptcy Code (the "Section 363 Sale"). The adjusted gross purchase price was approximately $161 million (less $10 million which is being used to pay the Company's expense for transferring the servicing). The adjusted gross purchase price will be reduced by the amount of any reserve which will be determined at the final payment date. The Company received $49.75 million in cash at closing of which $6.0 million was escrowed with a financial institution for certain mortgage servicing related commitments. This $6.0 million was returned to the Company in May 1996. The second installment was received in two payments of approximately $59.5 million and $5.1 million on May 31, 1996 and July 1, 1996, respectively. The final payment of the balance (net of indemnification claims made by First Nationwide and accepted by LMUSA) is due in February 1997.

        At September 30, 1996 the Company has a reserve in the amount of $20.5 million as their estimate of indemnification claims related to the sales discussed above. Management believes this amount is adequate.

        The net book value of assets sold to and liabilities assumed by First Nationwide at cost were as follows (in thousands):

                                                                      GNMA         Section 363
                                                                      Sale            Sale            Total
                                                                  -----------     -----------     -----------
Assets sold:
    First mortgage loans  . . . . . . . . . . . . . . . . . .     $   286,750     $     2,608     $   289,358
    Accounts receivable . . . . . . . . . . . . . . . . . . .           7,742          46,847          54,589
    Foreclosed real estate  . . . . . . . . . . . . . . . . .              --           5,888           5,888
    Investments and other assets  . . . . . . . . . . . . . .           4,380           6,208          10,588
    Fixed assets  . . . . . . . . . . . . . . . . . . . . . .             251             120             371
    Purchased mortgage servicing income rights  . . . . . . .         157,158         167,701         324,859
    Less: Allowance for losses  . . . . . . . . . . . . . . .          (6,107)             --          (6,107)
                                                                  -----------     -----------     -----------
                                                                      450,174         229,372         679,546
                                                                  -----------     -----------     -----------
Liabilities assumed:

    Notes payable . . . . . . . . . . . . . . . . . . . . . .         274,075              --         274,075
    Accounts payable and accrued expenses . . . . . . . . . .           1,613             319           1,932
                                                                  -----------     -----------     -----------
                                                                      275,688             319         276,007
                                                                  -----------     -----------     -----------
         Net assets sold  . . . . . . . . . . . . . . . . . .     $   174,486     $   229,053     $   403,539
                                                                  ===========     ===========     ===========



        The loss recorded on the GNMA Sale and the Section 363 Sale and reported on the Company's statement of consolidated operations as a loss from disposal or sale was calculated as follows (in thousands):

                                                                      GNMA        Section 363
                                                                      Sale            Sale           Total
                                                                  -----------     -----------     -----------
Adjusted purchase price as of September 30, 1996  . . . . . .     $   100,933     $   160,882     $   261,815
Transfer costs  . . . . . . . . . . . . . . . . . . . . . . .         (10,000)        (10,000)        (20,000)
Net book value of assets sold . . . . . . . . . . . . . . . .        (450,174)       (229,372)       (679,546)
Book value of liabilities assumed . . . . . . . . . . . . . .         275,688             319         276,007
                                                                  -----------     -----------     -----------
    Loss on sale of assets and liabilities  . . . . . . . . .         (83,553)        (78,171)       (161,724)
Other costs:
    Selling cost  . . . . . . . . . . . . . . . . . . . . . .          (2,244)         (2,480)         (4,724)

    Employee retention, severance and related costs . . . . .          (6,108)        (10,648)        (16,756)
    Interest calculation adjustment . . . . . . . . . . . . .            (953)         (1,752)         (2,705)
    Mortgage servicing system deconversion  . . . . . . . . .              --          (6,500)         (6,500)
                                                                  -----------     -----------     -----------
         Total loss recognized  . . . . . . . . . . . . . . .         (92,858)        (99,551)       (192,409)
                                                                  -----------     -----------     -----------
    Less: Loss recognized in fiscal 1996  . . . . . . . . . .         (91,300)        (97,391)       (188,691)
                                                                  -----------     -----------     -----------
         Loss recognized in fiscal 1997 . . . . . . . . . . .     $    (1,558)    $    (2,160)    $    (3,718)
                                                                  ===========     ===========     ===========


        On September 25, 1996, LMUSA and North American Mortgage Insurance Services ("North American") requested the Bankruptcy Court to approve the sale of substantially all of the assets of LMUSA's wholly-owned subsidiary, Lomas Insurance Services, Inc. ("the Insurance Assets") to North American in accordance with an Asset Purchase Agreement, dated September 30, 1996. An objection to the sale was filed by a third party but on November 4,

1996, the Bankruptcy Court approved the sale of the Insurance Assets to North American. The preliminary adjusted purchase price is $4.2 million with selling costs and other related expenses expected to be $685,000, for a projected gain on sale of approximately $2.4 million. The sale is expected to close by the end of November 1996 with cash proceeds due Lomas Insurance Services in the amount of $2.9 million, which is net of various escrow funds of $1.3 million.

        At September 30, 1996, the net assets held for sale were as follows (in thousands):

             Assets held for sale:
                Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       970
                Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,139
                Fixed assets -- net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              98
                Prepaid assets (including purchased future agency income) . . . . . . . . . . . .             394
                                                                                                      -----------
                                                                                                            2,601
                                                                                                      -----------
             Liabilities to be assumed:

                Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,450
                                                                                                      -----------
                     Net assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,151
                                                                                                      ===========


        On July 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Creditors Committee, Travelers received approximately $11.43 million of the proceeds. The net cash received by the Company was deposited into a joint account for LFC and LMUSA pending resolution of the intercompany disputes. The restricted cash account is carried in Investments on the Company's balance sheet.

        Additionally, during the first quarter of fiscal 1997, substantially all of the remaining furniture, fixtures and equipment were sold by a liquidator. Proceeds of approximately $1.9 million were received, of which $973,000 was deposited into a joint account for LFC and LMUSA (included in Investments on the balance sheet). Distribution of the proceeds between LFC and LMUSA is part of the intercompany claims settlement process (see "Note B -- Chapter 11 Proceedings").

NOTE D -- PRO FORMA FINANCIAL INFORMATION

        The following pro forma financial statements of Reorganized LFC and Reorganized LMUSA are for informational purposes and are based on the unaudited financial statements as of September 30, 1996.

        Reorganized LFC and Reorganized LMUSA are required to adopt fresh start reporting as of each respective effective date of their Plan of reorganization. Fresh start reporting does not reflect historical values as previously reflected on LFC's and LMUSA's books. Pursuant to fresh start reporting, the reorganization value of Reorganized LFC and Reorganized LMUSA is allocated to its assets at fair value. In addition, liabilities are stated at present value determined at appropriate interest rates and any goodwill and the retained earnings deficit are eliminated. Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Code," defines reorganization value as the amount of resources available for the satisfaction of postpetition liabilities and allowed claims and interests, as negotiated between the debtors, the creditors and the holders of equity interests. However, notwithstanding the foregoing, because the application of fresh start accounting has no material impact on the carrying values of the assets of either Reorganized LFC or Reorganized LMUSA, the approach has not been applied for purposes of these pro forma financial statements dated September 30, 1996 and the assets are reflected herein at their net realizable values.

        Distributions to creditors have not been made as of this date and the amounts reflected as "Intercompany Claims Settlement" are estimates only and events or circumstances may arise which could significantly change these amounts.

        The reorganization values are estimates based on information by independent advisors, reliance on various valuation methods including discounted cash flows and utilization of independent appraisals.

                 LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
               (EXCLUDING LOMAS MORTGAGE USA AND SUBSIDIARIES)

          PRO FORMA REORGANIZED BALANCE SHEET -- SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                                    Book            Preliminary       Estimated         Estimated
                                                 Balance as         Intercompany      Reorganiza-       Payment of
                                                  of Sept.            Claims          tion Value       Administra-
                                                  30, 1996          Settlement        Adjustments       tive Claims
                                                -----------        -------------      ------------     ------------
ASSETS                                                                   (a)               (b)           (c)
Cash and cash equivalents                       $     9,185         $     3,834       $          -     $ (2,095)

Investments                                           9,790               3,373              1,197            -
Receivables                                           4,749                (322)                 -            -
Fixed assets -- net                                       -                   -                  -            -
Foreclosed real estate -- net                             -               2,143              1,857            -
                                                -----------         -----------       ------------     --------
                                                     14,539               5,194              3,054            -
Allowance for losses                                 (3,828)                  -              3,828            -
                                                -----------         -----------       ------------     --------
                                                     10,711               5,194              6,882            -
Prepaid expenses and other assets                       500                   -                  -            -
                                                -----------         -----------       ------------     --------
                                                $    20,396         $     9,028       $      6,882     $ (2,095)
                                                ===========         ===========       ============     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses           $     9,991         $    (7,614)      $        882     $ (2,095)
Investment in Lomas Mortgage USA                    126,101                   -           (126,101)           -
Liabilities subject to Chapter 11 proceedings       153,752                (186)              (882)           -
                                                -----------         -----------       ------------     --------
                                                    289,844              (7,800)          (126,101)      (2,095)
                                                -----------         -----------       ------------     --------
Stockholders' equity (deficit):
Common stock                                         20,149                   -                  -            -
Paid-in capital                                     309,763                   -                  -            -
Retained earnings (deficit)                        (599,360)             16,828            132,983            -
                                                -----------         -----------       ------------     --------
                                                   (269,448)             16,828            132,983            -
                                                -----------         -----------       ------------     --------
                                                $    20,396         $     9,028       $      6,882     $ (2,095)
                                                ===========         ===========       ============     ========

                                                                                      Cancel Old
                                                  Estimated          Discharge          Stock &         Estimated
                                                 Fresh Start         of Debt &         Eliminate       Reorganized
                                                   Adjusted            Issue           Retained         Balance
                                                   Balance           Securities        Earnings          Sheet
                                                ------------        -----------      -----------       -----------
ASSETS                                               (d)                 (e)
Cash and cash equivalents                       $    10,924         $    (7,924)      $          -     $  3,000

Investments                                          14,360                   -                  -       14,360
Receivables                                           4,427                   -                  -        4,427
Fixed assets -- net                                       -                   -                  -            -
Foreclosed real estate -- net                         4,000                   -                  -        4,000
                                                -----------         -----------       ------------     --------
                                                     22,787                   -                  -       22,787
Allowance for losses                                      -                   -                  -            -
                                                -----------         -----------       ------------     --------
                                                     22,787                   -                  -       22,787
Prepaid expenses and other assets                       500                   -                  -          500
                                                -----------         -----------       ------------     --------
                                                $    34,211         $    (7,924)      $          -     $ 26,287
                                                ===========         ===========       ============     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses           $     1,164         $         -       $          -     $  1,164
Investment in Lomas Mortgage USA                          -                   -                  -            -
Liabilities subject to Chapter 11 proceedings       152,684            (152,684)                 -            -
                                                -----------         -----------       ------------     --------
                                                    153,848            (152,684)                 -        1,164
                                                -----------         -----------       ------------     --------
Stockholders' equity (deficit):
Common stock                                         20,149                 100            (20,149)         100
Paid-in capital                                     309,763              25,023           (309,763)      25,023
Retained earnings (deficit)                        (449,549)            119,637            329,912            -
                                                -----------         -----------       ------------     --------
                                                   (119,637)            144,760                  -       25,123
                                                -----------         -----------       ------------     --------
                                                $    34,211         $    (7,924)      $          -     $ 26,287
                                                ===========         ===========       ============     ========

                 LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
               (EXCLUDING LOMAS MORTGAGE USA AND SUBSIDIARIES)

          PRO FORMA REORGANIZED BALANCE SHEET -- SEPTEMBER 30, 1996


(a) To record preliminary settlement of the intercompany disputes per an oral agreement in principle between the LMUSA and LFC Statutory Creditors' Committees, subject to final documentation and court approval. See "Note B -- Chapter 11 Proceedings."

(b) To adjust assets and liabilities to estimated net realizable value as of September 30, 1996.

(c) To pay estimated administrative claims, primarily professional fees, incurred through September 30, 1996.

(d) Includes $7.7 million of cash held in a "rabbi trust" originally created to fund LFC's Management Security Plan. See "Note B -- Chapter 11 Proceedings" and "Part II -- Item 1. Legal Proceedings."

(e) Discharge of debt is calculated as follows:

            Total reorganization asset value          $    34,211
            Less: Post petition liabilities                (1,164)
                                                      -----------
                 Available to unsecured and
                 undersecured                         $    33,047
                                                      ===========

            Total prepetition liabilities             $   152,684
                                                      ===========

            Cash to be paid out                       $     7,924
            Securities to be issued                        25,123
                                                      -----------
                                                      $    33,047
                                                      ===========

            Gain on discharge                         $   119,637
                                                      ===========

                     LOMAS MORTGAGE USA AND SUBSIDIARIES

          PRO FORMA REORGANIZED BALANCE SHEET -- SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                              Book           Sale of       Preliminary       Estimated       Estimated
                                           Balance as       Insurance       Intercom-       Reorganiza-     Payment of
                                            of Sept.        Services       pany Claims      tion Value      Administra-
                                            30, 1996         Assets        Settlement       Adjustments     tive Claims
                                          ------------     -----------   ------------      ------------   -------------
ASSETS                                                         (a)             (b)              (c)            (d)
Cash and cash equivalents                 $   191,557      $         -    $     4,595      $        50    $    (5,703)

Investments                                    29,234                -        (15,802)          (6,999)             -
Receivables                                    75,966            4,069         (7,852)          (1,467)             -
Fixed assets -- net                               234                -              -                -              -
Foreclosed real estate -- net                  15,117                -         (2,143)          (2,974)             -
                                          -----------      -----------    -----------      -----------    -----------
                                              120,551            4,069        (25,797)         (11,440)             -
Allowance for losses                          (21,021)          (1,013)             -              511              -
                                          -----------      -----------    -----------      -----------    -----------
                                               99,530            3,056        (25,797)         (10,929)             -
Prepaid expenses and other assets               1,029                -              -                -              -
Net assets held for sale                        1,151           (1,151)             -                -              -
                                          -----------      -----------    -----------      -----------    -----------
                                          $   293,267      $     1,905    $   (21,202)     $   (10,879)   $    (5,703)
                                          ===========      ===========    ===========      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses     $    31,891      $      (518)   $      (323)     $    (3,175)   $    (5,703)
Liabilities subject to Chapter 11
proceedings                                   387,477                -              -                -              -
                                          -----------      -----------    -----------      -----------    -----------
                                              419,368             (518)          (323)          (3,175)        (5,703)
                                          -----------      -----------    -----------      -----------    -----------
Stockholders' equity (deficit):
Common stock                                        1                -              -                -              -
Paid-in capital                               311,202                -              -                -              -
Retained earnings (deficit)                  (437,304)           2,423        (20,879)          (7,704)             -
                                          -----------      -----------    -----------      -----------    -----------
                                             (126,101)           2,423        (20,879)          (7,704)             -
                                          -----------      -----------    -----------      -----------    -----------
                                          $   293,267      $     1,905    $   (21,202)     $   (10,879)   $    (5,703)
                                          ===========      ===========    ===========      ===========    ===========

                                                                            Cancel Old
                                            Estimated       Discharge         Stock &        Estimated
                                           Fresh Start      of Debt &        Eliminate      Reorganized
                                            Adjusted          Issue          Retained         Balance
                                             Balance       Securities        Earnings          Sheet
                                          -----------     ------------    -----------      -----------
ASSETS                                                      (e)
Cash and cash equivalents                 $   190,499      $  (182,999)   $         -      $     7,500

Investments                                     6,433                -              -            6,433
Receivables                                    70,716                -              -           70,716
Fixed assets -- net                               234                -              -              234
Foreclosed real estate -- net                  10,000                -              -           10,000
                                          -----------      -----------    -----------      -----------
                                               87,383                -              -           87,383
Allowance for losses                          (21,523)               -              -          (21,523)
                                          -----------      -----------    -----------      -----------
                                               65,860                -              -           65,860
Prepaid expenses and other assets               1,029                -              -            1,029
Net assets held for sale                            -                -              -               -
                                          -----------      -----------    -----------      -----------
                                          $   257,388      $  (182,999)   $         -      $    74,389
                                          ===========      ===========    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Liabilities:
Accounts payable and accrued expenses     $    22,172      $              $         -      $    22,172
Liabilities subject to Chapter 11
proceedings                                   387,477         (387,477)             -                -
                                          -----------      -----------    -----------      -----------
                                              409,649         (387,477)             -           22,172
                                          -----------      -----------    -----------      -----------
Stockholders' equity (deficit):
Common stock                                        1              300             (1)             300
Paid-in capital                               311,202           51,917       (311,202)          51,917
Retained earnings (deficit)                  (463,464)         152,261        311,203                -
                                          -----------      -----------    -----------      -----------
                                             (152,261)         204,478              -           52,217
                                          -----------      -----------    -----------      -----------
                                          $   257,388      $  (182,999)             -      $    74,389
                                          ===========      ===========    ===========      ===========

                     LOMAS MORTGAGE USA AND SUBSIDIARIES

          PRO FORMA REORGANIZED BALANCE SHEET -- SEPTEMBER 30, 1996


(a) To record the sale of certain Insurance assets and assumption of certain liabilities by North American Mortgage Insurance Services. The estimated gain is net of the write off of future agency income and selling and other related costs. See "Note C -- Assets Sold and Liabilities Assumed."

(b) To record preliminary settlement of the intercompany disputes per an oral agreement in principle between the LMUSA and LFC Statutory Creditors' Committees, subject to final documentation and court approval. See "Note B -- Chapter 11 Proceedings."

(c) To adjust assets and liabilities to estimated net realizable value as of September 30, 1996.

(d) To pay estimated administrative claims, primarily professional fees incurred through September 30, 1996.

(e) Discharge of debt is calculated as follows:

            Total reorganization asset value                $   257,388
            Less: Post petition liabilities                     (22,172)
                                                            -----------
                Available to unsecured and undersecured     $   235,216
                                                            ===========

            Total prepetition liabilities                   $   387,477
                                                            ===========

            Cash to be paid out                             $   182,999
            Securities to be issued                              52,217
                                                            -----------
                                                            $   235,216
                                                            ===========

            Gain on discharge                               $   152,261
                                                            ===========

                     NOTE E -- EARNINGS (LOSS) PER SHARE

        Primary earnings (loss) per share data for the quarters ended September 30, 1996 and 1995, are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarters ended September 30, 1996 and 1995, the fully diluted per share data is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The Company's operations resulted in a net loss for the quarter ended September 30, 1996 of $7.0 million after recognizing losses of $3.7 million on assets sold to First Nationwide and net reorganization expense of $1.9 million. Operating loss for the quarter ended September 30, 1995 was $194.2 million after recognizing a loss of $162.2 million on the sale of assets to First Nationwide.

        The operating results of the Company during the quarters ended September 30, 1996 and 1995, were as follows (in thousands):

                                                                                  Quarter Ended September 30
                                                                                ----------------------------
                                                                                     1996            1995
                                                                                ------------     -----------
        Operating income (loss):
           Mortgage banking  . . . . . . . . . . . . . . . . . . . . . . .      $     (1,340)    $   (30,986)
           Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               384           2,596
                                                                                ------------     -----------
                                                                                        (956)        (28,390)

        Corporate expenses:
           General and administrative  . . . . . . . . . . . . . . . . . .              (370)           (532)
           Corporate interest  . . . . . . . . . . . . . . . . . . . . . .                --          (3,148)
           Loss on sale or disposal of assets  . . . . . . . . . . . . . .            (3,718)       (162,160)
                                                                                ------------     -----------
                Loss from operations before reorganization items . . . . .            (5,044)       (194,230)
        Reorganization items -- net   . . . . . . . . . . . . . . . . . . .           (1,940)             --
                                                                                ------------     -----------
                      Net loss  . . . . . . . . . . . . . . . . . . . . . .     $     (6,984)    $  (194,230)
                                                                                ============     ===========


        The mortgage banking operating results presented above for the quarter ended September 30, 1996 are not comparable to those for the same period in fiscal 1996 due to the fact that during fiscal 1996 the Company completed the sale of substantially all the assets of Lomas Mortgage. The Company recorded an additional loss on the sale of assets of $3.7 million during the September 1996 quarter and the loss was the result of an adjustment to the calculation of interest on the receivables from First Nationwide and an agreed upon settlement of the final purchase price on the GNMA sale. See "Note C -- Assets Sold and Liabilities Assumed."

         The Company's other operations generated income of $384,000 during the quarter ended September 30, 1996 as compared to income of $2.6 million in the same period of fiscal 1996, as reclassified. The short term lending operations recorded net income of $146,000 during the first quarter of fiscal 1997. The short term lending operations recorded a loss of $747,000 during the same period in fiscal 1996. Lomas Housing Management (Treemont managed care facility operations) reported a net gain of $127,000 and $135,000 in the first quarter of fiscal 1997 and 1996, respectively. For the first quarter of fiscal 1996, other income included $1.2 million of cash received in connection with the bankruptcy settlement from the Company's affiliate, Vista Properties, Inc., which represented the redemption of the Company's 19% common stock ownership that the Company carried at no book basis. Also included in the quarter of fiscal 1996 was a gain of $1.1 million from the sale of the Company's image processing subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         Liabilities subject to Chapter 11 proceedings were as follows (in thousands):

                                                                  September 30, 1996        June 30, 1996
                                                                ---------------------     ------------------
         Term debt of LMUSA
         o  Notes due in 1997 . . . . . . . . . . . . . . .     $              150,000     $          150,000
         o  Notes due in 2002 . . . . . . . . . . . . . . .                    190,000                190,000
         o  Mortgage note due in 1996 . . . . . . . . . . .                     26,127                 37,759
                                                                ----------------------     ------------------
                                                                               366,127                377,759

         Convertible notes of LFC due in 2003  . . . . . .                     139,918                139,918
         Accrued interest on term notes  . . . . . . . . .                      23,786                 23,786
         Other payables  . . . . . . . . . . . . . . . . .                      11,159                 11,400
                                                                ----------------------     ------------------
                                                                $              540,990     $          552,863
                                                                ======================     ==================


        For a more detailed description of the Debtors Corporations' Chapter 11 proceeding and related distributions to creditors, reference is made to "Note B -- Chapter 11 Proceedings", "Part II -- Item 1. Legal Proceedings" of this report, the Company's annual Form 10-K for the year ended June 30, 1996, and "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        On October 10, 1995, LFC, LMUSA and two other insignificant subsidiaries of LFC filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Committee is a co-proponent of the LMUSA Plan.

        LMUSA's Chapter 11 Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, LFC no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA Committee stated that they had reached an oral agreement in principle with the LFC Committee settling the intercompany disputes, subject to final documentation and court approval. The main terms of the reported settlement are (i) the transfer by LMUSA to LFC of $3 million of cash, together with other assets including cash on LMUSA's books having an aggregate book value of approximately $13 million, (ii) release by LMUSA of certain administrative and other claims it has asserted against LFC, (iii) the granting of mutual releases and (iv) an agreed sharing percentage for proceeds of litigation against third parties.

        Counsel to the LFC Committee told the Bankruptcy Court that, while the parties had reached an agreement in principle, the LFC Committee and the LMUSA Committee may not be in complete agreement regarding these terms and that the LFC Committee's understanding of the specific terms of the settlement was reflected in a term sheet previously submitted to the attorneys for the LMUSA Committee.

        The LMUSA Committee's attorney cautioned that distributions to creditors under LMUSA's Chapter 11 Plan may be delayed for prolonged periods if the intercompany disputes are not reduced to a signed agreement or if other large claims that have been or may be filed are not expeditiously resolved.

        The LFC Chapter 11 Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The LFC Plan's effectiveness is conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including (a) LFC's having $3 million working capital and $2.5 million to fund a litigation trust to pursue third-party claims and (b) the turnover to LFC of the assets held in a "rabbi trust" originally created to fund LFC's Management Security Plan. There can be no assurance that these conditions will be met.

        The Company had a Management Security Plan ("MSP") for certain of its employees. Key employees of the Company who participate in MSP will be paid in the event of retirement or death a portion of the employee's salary which such employee chooses as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. Funds contributed to the plan are held in a trust. The assets of the trust were included in investments on the consolidated balance sheet and totaled $7.7 million at September 30, 1996. At September 30, 1996 the assets consisted solely of cash. Income and expenses of the trust are included in the Company's statement of consolidated operations. The trust is irrevocable and subject only to the claims of creditors in the event of the insolvency of the Company.

        Because of the bankruptcy filings by LFC and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP. On June 11, 1996, the Bankruptcy Court authorized the LFC Committee to commence and prosecute an action against the trustee seeking the return of funds held in such trust. LFC contends that the funds in the trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the plan participants claiming that the trust should now be governed by ERISA.

        The LFC Committee has also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan. This adversarial proceeding is being heard by the Bankruptcy Court and no decision has been rendered of this date.

        As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is very uncertain, no accrual has been made as of September 30, 1996.

        For purposes of the pro forma financial statements in Note D, cash has been reserved and a liability has been accrued in the amount of $5 million as a reorganization adjustment for costs associated with the claims resolution process.

        In a complaint dated September 30, 1996, the LFC Committee commenced an action against RIS and certain of its affiliates. The complaint contains allegations of breach of contract and fraud by RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December

1994. The complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees. The probability of an outcome favorable to LFC is unknown at this time.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Refer to the Company's annual Form 10-K for the year ended June 30, 1996, for information regarding defaults by the Company relating to its debt obligations.

ITEM 5.  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

        The foregoing "Note D -- Pro Forma Financial Information" contains forward-looking statements within the meaning of the Securities Litigation Reform Act that involve risks and uncertainties, including factors described from time to time in the Company's publicly available SEC reports, which could cause actual results to differ materially.

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

                                                LOMAS FINANCIAL CORPORATION
                                                ---------------------------
                                                (Registrant)




Date:  November 14, 1996                        By:/S/     W. JOSEPH DRYER
                                                --------------------------
                                                President




Date: November 14, 1996                         By:/S/     W. JOSEPH DRYER
                                                -----------------------
                                                Principal Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  11          -  Computation of Earnings

  27          -  Financial Data Schedule
