Form 10-Q
period 1996-12-31
LOMAS FINANCIAL CORP
filed 1997-01-28
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission file number 1-6868

                          LOMAS FINANCIAL CORPORATION
                          ---------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                          75-1043392
     -------------------------------      ------------------
     (State or other jurisdiction of       (I.R.S. employer
      incorporation or organization)      identification no.)

        717 North Harwood
          Dallas, Texas                          75201
--------------------------------------------------------------------
(Address of principal executive offices)       (Zip code)

                                 (214) 665-6301
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996: Common Stock, $1 par value -- 20,149,231 shares.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

                                                                            PAGE
                                                                            ----
                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet -- December 31, 1996 and June 30, 1996 . 2 Statement of Consolidated Operations -- Quarter and Six Months Ended
                  December 31, 1996 and 1995  . . . . . . . . . . . . . . . .  3
         Statement of Consolidated Cash Flows -- Six Months Ended
                 December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .  4
         Notes to Consolidated Financial Statements . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 11

         Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . 12

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . 14

Item 5.  Special Note Regarding Forward-Looking Statements  . . . . . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                 December 31, 1996 June 30, 1996
                                                 ----------------- -------------
                                                    (Unaudited)         (Note)

                    ASSETS
Cash and cash equivalents . . . . . . . . . . . . .$     7,118     $    197,800

Investments . . . . . . . . . . . . . . . . . . . .      9,861           28,394
Receivables -- net  . . . . . . . . . . . . . . . .      4,887           85,467
Fixed assets -- net . . . . . . . . . . . . . . . .         --           25,833

Foreclosed real estate -- net . . . . . . . . . . .         --           14,580
                                                   -----------     ------------
                                                        14,748          154,274
Less allowances for losses  . . . . . . . . . . . .     (3,828)         (24,821)
                                                   -----------     ------------
                                                        10,920          129,453


Prepaid expenses and other assets . . . . . . . . .        466            2,679
                                                   -----------     ------------
                                                   $    18,504     $    329,932
                                                   ===========     ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses . . . . . .  $     9,127     $     39,533
Liabilities subject to Chapter 11 proceedings . .      153,742          552,863
                                                   -----------     ------------
                                                       162,869          592,396
                                                   -----------     ------------
Stockholders' equity (deficit):
Common stock -- ($1 par value, 20,149 and 20,149
   shares issued and outstanding, respectively) .       20,149           20,149
Other paid-in capital . . . . . . . . . . . . . .      309,763          309,763
Retained earnings (deficit) . . . . . . . . . . .     (474,277)        (592,376)
                                                   -----------     ------------
                                                      (144,365)        (262,464)
                                                   -----------     ------------
                                                   $    18,504     $    329,932
                                                   ===========     ============


Note: The balance sheet at June 30, 1996, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Quarter Ended               Six Months Ended
                                                   December 31                   December 31
                                            -------------------------      ------------------------
                                               1996           1995             1996          1995
                                           -----------     ----------      ----------   -----------
Revenues:

    Mortgage servicing  . . . . . . . . .  $       --      $   21,438      $       --   $    51,674
    Commissions and fees  . . . . . . . .         185           4,296           1,408        11,055
    Interest  . . . . . . . . . . . . . .          57             280             883         7,480
    Investment  . . . . . . . . . . . . .          --           2,449              16        11,342

    Gain on sales . . . . . . . . . . . .          18              83             188           143
    Other . . . . . . . . . . . . . . . .          78             966             381         3,247
                                           ----------      ----------      ---------    -----------
                                                  338          29,512           2,876        84,941
                                           ----------      ----------      ---------    -----------
Expenses:

    Interest  . . . . . . . . . . . . . .          --           2,237             --         24,732
    Personnel . . . . . . . . . . . . . .         160           9,722          1,471         27,766
    Depreciation and amortization . . . .          --             781            106         15,952
    Other operating . . . . . . . . . . .         267          10,814          2,714         21,349
    Provision for losses  . . . . . . . .          --           1,534             --         22,788

    Loss on sale or disposal of assets  .          --          18,364          3,718        180,524
                                           ----------      ----------      ---------    -----------
                                                  427          43,452          8,009        293,111
                                           ----------      ----------      ---------    -----------

Loss from continuing operations before
reorganization items  . . . . . . . . . .         (89)        (13,940)        (5,133)      (208,170)
                                           ----------      ----------      ---------    -----------

Reorganization items:
    Interest earned on cash accumulated .         151           1,984          2,905          1,984
    Write off unamortized debt expense  .          --          (6,571)            --         (6,571)
    Write off of deferred interest swap de         --          (9,115)            --         (9,115)

    Professional fees . . . . . . . . . .      (1,045)         (2,519)        (5,686)        (2,519)
    Other bankruptcy expenses . . . . . .         (35)           (152)           (88)          (152)
                                           ----------      ----------      ---------    -----------
                                                 (929)        (16,373)        (2,869)       (16,373)
                                           ----------      ----------      ---------    -----------
         Net loss . . . . . . . . . . . .  $   (1,018)     $  (30,313)     $  (8,002)   $  (224,543)
                                           ==========      ==========      =========    ===========

Loss per share:
    Net loss  . . . . . . . . . . . . . .  $     (.05)     $    (1.50)     $    (.40)   $    (11.14)
    Average number of shares  . . . . . .      20,149          20,164         20,154         20,164

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                                               Six Months Ended December 31
                                                                            ---------------------------------
                                                                                  1996               1995
                                                                            --------------     --------------
Operating activities:

    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       (8,002)    $     (224,543)
    Adjustments to reconcile net loss to net cash provided by operating activities before working capital changes:
       Loss on sale or disposal of assets . . . . . . . . . . . . . . .              3,718            180,524
       Depreciation and amortization  . . . . . . . . . . . . . . . . .                106             15,952

         Provision for losses . . . . . . . . . . . . . . . . . . . . .                 --             22,788
       Write off of net deferred debits on reverse interest rate swaps                  --              9,115
         Write off of unamortized debt issuance costs . . . . . . . . .                 --              6,571
                                                                            --------------     --------------
    Cash (used) provided by operations before working capital changes .             (4,178)            10,407
    Net change in first mortgage loans held for sale  . . . . . . . . .                 --            345,278

    Net change in sundry receivables, payables, and other assets  . . .             (2,742)           (39,747)
                                                                            --------------     --------------
              Net cash (used) provided by operating activities  . . . .             (6,920)           315,938
                                                                            --------------     --------------

Investing activities:
    Net maturities/sales (purchases of) investments . . . . . . . . . .            (12,383)           269,682

    Purchases of loans from pools . . . . . . . . . . . . . . . . . . .                 --             (2,015)
    Net collections of mortgage notes receivable  . . . . . . . . . . .                 --              1,767
    Net sales of foreclosed real estate . . . . . . . . . . . . . . . .                276              9,560
    Net sales of fixed assets . . . . . . . . . . . . . . . . . . . . .             25,374              1,708

    Net purchases of future mortgage servicing income rights  . . . . .                 --             (2,264)
    Proceeds from assets sold to First Nationwide Mortgage Corp.  . . .              6,160             32,756
    Distribution of LMUSA pursuant to reorganization plan . . . . . . .           (191,557)                --
                                                                            --------------     --------------
              Net cash (used) provided by investing activities  . . . .           (172,130)           311,194
                                                                            --------------     --------------


Financing activities:
    Net repayments of notes payable . . . . . . . . . . . . . . . . . .                 --           (591,089)
    Term debt repayments  . . . . . . . . . . . . . . . . . . . . . . .            (11,632)              (334)
                                                                            --------------     --------------
              Net cash used by financing activities . . . . . . . . . .            (11,632)          (591,423)
                                                                            --------------     --------------

Net (decrease) increase in cash and cash equivalents  . . . . . . . . .           (190,682)            35,709
Cash and cash equivalents at beginning of period  . . . . . . . . . . .            197,800             21,510
                                                                            --------------     --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .     $        7,118     $       57,219
                                                                            ==============     ==============
Cash payments for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $           --     $       13,048
    Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . .     $           --     $           --

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Lomas Financial Corporation ("LFC") and its subsidiaries (collectively, the "Company"). LFC's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"). As a result of the Chapter 11 proceedings discussed in Note B, LFC's interest in LMUSA was extinguished effective October 1, 1996. See "Note C - Assets Disposed of and Liabilities Assumed" for the impact of the distribution of LMUSA on the Company's Consolidated Balance Sheet. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at December 31, 1996 have been included. Operating results for the quarter and six months ending December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1996.

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

    The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Claims which were contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including those which arise in connection with rejection of unfavorable executory contracts and leases are not determinable. As a result of the reorganization proceedings, the Company may sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The LFC plan of reorganization as described in "Note B - Chapter 11 Proceedings", provides for the Company to continue as a "going concern" subject to the evaluation by the new Board of Directors of Reorganized LFC. The LFC Committee has elected to require that the effective date of the Joint Plan (see Note B - Chapter 11 Proceedings) be deferred until the occurrence of certain events. Therefore the Company has not implemented fresh start accounting (see "Note D - Pro Forma Financial Information").

NOTE B -- CHAPTER 11 PROCEEDINGS

    On October 10, 1995, LFC, two other insignificant subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries are Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS") both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases are being jointly administered with the Debtor Corporations managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their second amended joint plan of reorganization on July 3, 1996 (the "Joint Plan"). LMUSA filed its own second amended plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). For additional detailed information, see the Company's Form 10-K for the year ended June 30, 1996.

    The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, LFC no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA statutory creditors' committee (the "LMUSA Committee") stated that they had reached an oral agreement in principle with the LFC statutory creditors' committee (the "LFC Committee") settling the intercompany disputes, subject to final documentation and court approval. The main terms of the final settlement are (i) the transfer by LMUSA to LFC of $3.2 million of cash, (ii) retention by or transfer to LFC of other assets, including cash, having an aggregate book value of approximately $13 million,
(iii) release by LMUSA of certain administrative and other claims it has asserted against LFC which amounts to approximately $3.3 million and are recorded in the December 31, 1996 Consolidated Balance Sheet, (iv) the granting of mutual releases and (v) an agreed sharing percentage for proceeds of litigation against third parties.

    On January 23, 1997 the LFC Committee and the LMUSA Committee signed an agreement substantially as described above. This agreement is subject to Bankruptcy Court approval.

    The Joint Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The Joint Plan's effectiveness is conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including (i) LFC's having $3 million working capital and $3 million to fund a litigation trust to pursue third-party claims and (ii) the turnover to LFC of the assets held in a "rabbi trust" originally created to fund LFC's Management Security Plan. There can be no assurance that these conditions will be met.

    The Joint Plan provides for the Company to establish a trust for the benefit of creditors entitled to receive a cash distribution. The Joint Plan requires the transfer of Non-Reorganization Assets of the Company into the LFC Creditors Trust. As of December 31, 1996 management has categorized assets with a book value of $20.9 million as Non-Reorganization Assets. The ultimate transfer of assets is subject to the approval of the LFC Committee. As such, the amounts stated above are subject to change.

    As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is very uncertain, no accrual has been made as of December 31, 1996.

    A proposed settlement "release" agreement between Residential Information Services Limited Partnership ("RIS") and LMUSA, regarding a penalty for the deconversion of LMUSA's servicing portfolio from RIS's system, was discussed in the Company's annual Form 10-K for the year ended June 30, 1996 and in the Company's quarterly Form 10-Q for the quarter ended September 30, 1996. At June 30, 1996, an accrual for this penalty existed in the amount of $6.5 million which represented the minimum accrual necessary as required by FASB Statement No. 5, "Accounting for Contingencies," and was reflected in accounts payable and accrued expenses in the Consolidated Balance Sheet. As of October 1, 1996, the accrual and any related liability is solely the responsibility of Nomas Corp. and is not recognized in the December 31, 1996 Consolidated Balance Sheet.

NOTE C -- ASSETS DISPOSED OF AND LIABILITIES ASSUMED


    LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged with a new name, Nomas Corp. As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution (decreased) increased the Company's assets, liabilities and stockholders' equity by ($293.3) million, ($419.4) million and $126.1 million, respectively. The Statements of Consolidated Operations include LMUSA for the quarters ended September 30, 1996 and 1995 and the six months ended December 31, 1995.

    On October 2, 1995, the Company closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of LMUSA's GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in LMUSA Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to Section 363 of the Bankruptcy Code.

    The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $0 and $3.7 million and $18.4 million and $180.5 million for the quarter and six months ended December 31, 1996 and 1995, respectively. These transactions are subject to additional adjustments which are the responsibility of Nomas Corp. as a result of the distribution of LMUSA by LFC.

    On July 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Committee, Travelers received approximately $11.4 million of the proceeds. The net cash received by the Company was deposited into a joint account for LFC and LMUSA. Distribution of the proceeds between LFC and LMUSA is part of the intercompany claims settlement process (see "Note B -- Chapter 11 Proceedings").

    Additionally, during the first quarter of fiscal 1997, substantially all of the remaining furniture, fixtures and equipment were sold by a liquidator. Proceeds of approximately $1.9 million were received, of which $973,000 was deposited into a joint account for LFC and LMUSA. An allocation of the proceeds was made based upon the recorded values of fixed assets in the financial statements of LFC and LMUSA and a $323,000 receivable from LMUSA is recorded in LFC's consolidated balance sheets. The pro forma financial statements in "Note D - Proforma Financial Information" reflects this receivable being settled in conjunction with the intercompany settlement process as described in "Note B - Chapter 11 Proceedings".

NOTE D -- PRO FORMA FINANCIAL INFORMATION

    The following pro forma financial statement of Reorganized LFC is for informational purposes and is based on the unaudited financial statements as of December 31, 1996.

    Reorganized LFC is required to adopt fresh start reporting as of the effective date of the Joint Plan. The Joint Plan was confirmed on October 4, 1996, but it is not effective until certain conditions are met (see "Note B - Chapter 11 Proceedings"). Fresh start reporting does not reflect historical values as previously reflected on LFC's books. Pursuant to fresh start reporting, the reorganization value of Reorganized LFC is allocated to its assets at fair value. In addition, liabilities are stated at present value determined at appropriate interest rates and any goodwill and the retained earnings deficit are eliminated. Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Code," defines reorganization value as the amount of resources available for the satisfaction of postpetition liabilities and allowed claims and interests, as negotiated between the debtors, the creditors and the holders of equity interests.

    Distributions to creditors have not been made as of this date and the amounts reflected as "Intercompany Claims Settlement" and "Transfer Non-reorganization Assets/Liabilites to Trust" are estimates only and events or circumstances may arise which could significantly change these amounts. The ultimate transfer of assets is subject to the approval of the LFC Committee. As such the assets and amounts are subject to change. The intercompany claims settlement agreement is pending approval by the Bankruptcy Court.

    The Joint Plan provides that the "Reorganized Debtors" shall continue to provide all retiree benefits as that is defined by the Bankruptcy Code at the level established by the code for the duration of the period that the Company has obligated itself to provide such benefits subject to any right to amend modify or terminate such benefits under the applicable plan or law. The projected liability is reflected in the pro forma financial statement of Reorganized LFC.

    Included in the investments transferred to the trust is a $15 million principal amount note receivable due November 27, 2000 incurred in connection with the 1990 sale of Lomas Life Group to JNL Acquisition Corporation an affiliate of Conesco Capital Partners, L.P. which is reflected in the pro forma financial statement of the reorganized LFC at $3.4 million based on alleged claims asserted by Conesco and its successor in interest to the note. The reduced value of the note is subject to additional alleged claims by the various parties which may be material.

    The reorganization values are estimates based on information by independent advisors, reliance on various valuation methods including discounted cash flows and utilization of independent appraisals.

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                (EXCLUDING LOMAS MORTGAGE USA AND SUBSIDIARIES)
                                  (UNAUDITED)
            PRO FORMA REORGANIZED BALANCE SHEET -- DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                     Transfer
                                                                                                   Non-Reorgani-
                                                                                         Estimated    zation
                                                    Book     Preliminary   Estimated    Reorganiza    Assets/
                                                 Balance as Intercompany   Payment of   -tion Value Liabilities
                                                   of Dec.      Claims    Administra-   Adjustment      to
                                                  31,1996     Settlement  tive Claims        s         Trust
                                                 ----------  -----------  -----------  ----------- -----------
ASSETS                                                            (a)          (b)          (c)         (d)
Cash and cash equivalent  . . . . . . . .       $     7,118  $     3,496  $    (1,275) $        -- $    (6,339)

Investments . . . . . . . . . . . . . . .             9,861        3,373           --        1,200     (14,434)
Receivables -- net  . . . . . . . . . . .             4,887         (323)          --           --      (4,000)
Foreclosed real estate -- net . . . . . .                --        2,143           --        1,857          --
                                                -----------  -----------  -----------  ----------- -----------
                                                     14,748        5,193           --        3,057     (18,434)
Allowance for losses  . . . . . . . . . .            (3,828)          --           --           --      (3,828)
                                                -----------  -----------  -----------  ----------- -----------
                                                     10,920        5,193           --        3,057     (14,606)
Prepaid expenses and other assets . . . .               466           --           --           --          --
                                                -----------  -----------  -----------  ----------- -----------
                                                $    18,504  $     8,689  $    (1,275) $     3,057 $   (20,945)
                                                ===========  ===========  ===========  =========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses . .       $     9,127  $    (7,614) $    (1,275) $     2,869 $    (2,000)
Liabilities subject to Chapter 11 proceedings       153,742         (186)          --         (869)    (18,945)
                                                -----------  -----------  -----------  ----------- -----------
                                                    162,869       (7,800)      (1,275)       2,000     (20,945)
                                                -----------  -----------  -----------  ----------- -----------
Stockholders' equity (deficit):
Common stock  . . . . . . . . . . . . . .            20,149           --           --           --          --
Paid-in capital . . . . . . . . . . . . .           309,763           --           --           --          --
Retained earnings (deficit) . . . . . . .          (474,277)      16,489           --        1,057          --
                                                -----------  -----------  -----------  ----------- -----------
                                                   (144,365)      16,489           --        1,057          --
                                                -----------  -----------  -----------  ----------- -----------
                                                $    18,504  $     8,689  $    (1,275) $     3,057 $   (20,945)
                                                ===========  ===========  ===========  =========== ===========
                                                               Cancel Old
                                                   Discharge     Stock &     Estimated
                                                   of Debt &    Eliminate   Reorganized
                                                     Issue      Retained      Balance
                                                  Securities    Earnings       Sheet
                                                 ----------   ----------   -----------
ASSETS                                                (e)
Cash and cash equivalent  . . . . . . . .        $        --  $        --  $     3,000

Investments . . . . . . . . . . . . . . .                 --           --           --
Receivables -- net  . . . . . . . . . . .                 --           --          564
Foreclosed real estate -- net . . . . . .                 --           --        4,000
                                                 -----------  -----------  -----------
                                                          --           --        4,564
Allowance for losses  . . . . . . . . . .                              --           --
                                                 -----------  -----------  -----------
                                                          --           --        4,564
Prepaid expenses and other assets . . . .                 --           --          466
                                                 -----------  -----------  -----------
                                                 $        --  $        --  $     8,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses . .        $            $        --  $     1,107
Liabilities subject to Chapter 11 proceedings       (133,742)          --           --
                                                 -----------  -----------  -----------
                                                    (133,742)          --        1,107
                                                 -----------  -----------  -----------
Stockholders' equity (deficit):
Common stock  . . . . . . . . . . . . . .                100      (20,149)         100
Paid-in capital . . . . . . . . . . . . .              6,823     (309,763)       6,823
Retained earnings (deficit) . . . . . . .            126,819      329,912           --
                                                 -----------  -----------  -----------
                                                     133,742           --        6,923
                                                 -----------  -----------  -----------
                                                 $        --  $        --  $     8,030
                                                 ===========  -----------  -----------

                  LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES
                (EXCLUDING LOMAS MORTGAGE USA AND SUBSIDIARIES)
                                  (UNAUDITED)
            PRO FORMA REORGANIZED BALANCE SHEET -- DECEMBER 31, 1996

(a) To record preliminary settlement of the intercompany disputes per an agreement in principle between the LMUSA Committee and the LFC Committee, subject to court approval. The final settlement provides for the funding of a $4 million joint litigation trust plus a $1 million reserve. The LFC beneficiaries will receive 60% and LMUSA beneficiaries will receive 40% of net proceeds from the join litigation trust. The $3 million required to fund the LFC share has been deducted from the Company's assets. See "Note B -- Chapter 11 Proceedings".

(b) To pay estimated administrative claims, primarily professional fees, incurred through December 31, 1996.

(c) To adjust assets and liabilities to estimated net realizable value as of December 31, 1996. This does not reflect adjustments for fresh start reporting. See "Note D - Pro Forma Financial Information".

(d) To transfer Non-Reorganization Assets to the LFC Creditors Trust pursuant to and in compliance with provisions of the Joint Plan. The Non- Reorganization Assets shall be deemed to have been transferred on the effective date of the plan to the creditors entitled to cash distributions under the plan. As of December 31, 1996, the book value of assets transferred to the Trust includes $10.6 million of investments, including $8.4 million of cash held in a "rabbi trust" which is subject to litigation (see Part II - Other Information, Item 1. Legal Proceedings), net proceeds of $4.0 million of receivable net of allowance which is held by a subsidiary, and $6.3 million of cash, of which $2 million is provided for projected expenses to liquidate these assets. The ultimate transfer of assets is subject to the approval of the LFC Committee. As such the amounts stated above are subject to change.

(e) Discharge of debt is calculated as follows:
                   Estimated reorganized balance sheet       $     8,030
                   Total reorganization asset value               16,527
                   Less: Post petition liabilities                (1,107)
                                                             -----------
                        Available to unsecured and under     $     6,923
                        secured
                                                             ===========
                   Total prepetition liabilities             $   133,742
                                                             ===========
                   Gain on discharge                             126,819
                                                             ===========

     Estimated recovery based on 12/31/96 Pro Forma Reorganized Balance Sheet:
                   Creditors Trust:
                        Cash (net of $2 million expense      $     4,339
                          reserve)
                        Assets                                    14,606
                   Securities to be issued                         6,923
                                                             -----------
                                                             $    25,868
                                                             ===========

NOTE E -- EARNINGS (LOSS) PER SHARE

       Primary earnings (loss) per share data for the quarter and six months ended December 31, 1996 and 1995, are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and six months ended December 31, 1996 and 1995, the fully diluted per share data is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The Company's operations resulted in a net loss of $1.0 million and $8 million and $30.3 million and $224.5 million for the quarter and six months ended December 31, 1996 and 1995, respectively. These losses were primarily attributable to the loss on the sale of assets to First Nationwide and expenses associated with the reorganization.

       The operating results of the Company during the quarter and six months ended December 31, 1996 and 1995, were as follows (in thousands):

                                                          Quarter Ended                Six Months Ended
                                                            December 31                   December 31
                                                     --------------------------    -------------------------
                                                        1996           1995           1996           1995
                                                     -----------    -----------    ----------     ----------

Operating income (loss):
         Mortgage banking . . . . . . . . . . . .    $        --    $     5,261    $   (1,340)    $  (25,725)
         Housing management . . . . . . . . . . .            138             (1)          265            134
         Other  . . . . . . . . . . . . . . . . .            127             56           384          2,517
                                                     -----------    -----------    ----------     ----------
                                                             265          5,316          (691)       (23,074)
Corporate Expenses:
         General & administrative . . . . . . . .           (354)          (577)         (724)        (1,109)
         Corporate interest . . . . . . . . . . .             --           (315)           --         (3,463)
         Loss on sale or disposal of assets . . .             --        (18,364)       (3,718)      (180,524)
                                                     -----------    -----------    ----------     ----------
                                                            (354)       (19,256)       (4,442)      (185,096)
                                                     -----------    -----------    ----------     ----------
Loss from operations before reorganization items             (89)       (13,940)       (5,133)      (208,170)
Reorganization items -- net . . . . . . . . . . .           (929)       (16,373)       (2,869)       (16,373)
                                                     -----------    -----------    ----------     ----------
                                                     $    (1,018)   $   (30,313)   $   (8,002)    $ (224,543)
                                                     ===========    ===========    ==========     ==========

         As a result of the distribution of LMUSA from LFC, there are no results for the mortgage banking operations for the quarter ended December 31, 1996. The mortgage banking results for the six months ended December 31, 1996 are not comparable to the same period in fiscal 1996 as the Company completed the sale of substantially all the assets of LMUSA during fiscal 1996.

         The increased profitability of Housing Management operations is primarily attributable to the termination of a non-profitable management contract in October 1996.

         The Company's other operating income for the quarter and six months ended December 31, 1996, consisted of investment and dividend income.

LIQUIDITY AND CAPITAL RESOURCES

          Liabilities subject to Chapter 11 proceedings were as follows (in thousands):

                                                                                   December 31, 1996          June 30, 1996
                                                                                  ---------------------   --------------------
                          Term debt of LMUSA
                          o  Notes due in 1997 . . . . . . . . . . . . . . .      $                  --    $            150,000

                          o  Notes due in 2002 . . . . . . . . . . . . . . .                         --                 190,000
                          o  Mortgage note due in 1996 . . . . . . . . . . .                         --                  37,759
                                                                                  ---------------------    --------------------
                                                                                                     --                 377,759
                          Convertible notes of LFC due in 2003  . . . . . .                     139,918                 139,918
                          Accrued interest on term notes  . . . . . . . . .                       5,562                  23,786

                          Other payables  . . . . . . . . . . . . . . . . .                       8,262                  11,400
                                                                                  ---------------------    --------------------
                                                                                  $             153,742    $            552,863
                                                                                  =====================    ====================


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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       On October 10, 1995, LFC, two other insignificant subsidiaries of LFC and LMUSA filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Committee is a co-proponent of the LMUSA Plan.

       LMUSA's Chapter 11 Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, LFC no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA Committee stated that they had reached an oral agreement in principle with the LFC Committee settling the intercompany disputes, subject to final documentation and court approval. The main terms of the reported final settlement are (i) the transfer by LMUSA to LFC of $3.2 million of cash, (ii) retention by or transfer to LFC other assets, including cash, having an aggregate book value of approximately $13 million, (iii) release by LMUSA of certain administrative and other claims it has asserted against LFC which amounts to approximately $3.3 million and are recorded in the December 31, 1996 Consolidated Balance Sheet, (iv) the granting of mutual releases and (v) an agreed sharing percentage for proceeds of litigation against third parties.

       On January 23, 1997 the LFC Committee and the LMUSA Committee signed an agreement substantially as described above. This agreement is subject to Bankruptcy Court approval.

       The LFC Chapter 11 Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The LFC Plan's effectiveness is conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including (i) LFC's having $3 million working capital and $3 million to fund a litigation trust to pursue third-party claims and (ii) the turnover to LFC of the assets held in a "rabbi trust" originally created to fund LFC's Management Security Plan. There can be no assurance that these conditions will be met.

       The Company had a Management Security Plan ("MSP") for certain of its employees. According to the MSP key employees of the Company who participated in the MSP are to be paid, in the event of retirement or death, a portion of the employee's salary which such employee chose as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. The LFC Committee has agreed that the funds contributed to the MSP are held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. The assets of the MSP Trust were included in investments on the Consolidated Balance Sheet and totaled $7.7 million at December 31, 1996. At December 31, 1996, the assets consisted solely of cash. Income and expenses of the MSP Trust are included in the Company's Statement of Consolidated Operations.

       Because of the bankruptcy filings by LFC and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP since the petition date. On June 11, 1996, the Bankruptcy Court authorized the LFC Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Committee contends that the funds in the MSP Trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust. The probability of an outcome favorable to LFC is unknown at this time.

       The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Courts approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, has agreed in principle that LFC is entitled to the funds held in the EBP Trust. To effectuate the transfer of the funds to LFC, the LFC Committee and Bankers Trust have agreed to the form of a Consented - to Motion for Summary Judgement and entry of a Final Judgement and Order by the Bankruptcy Court, pursuant to which the assets of the EBP Trust would be turned over to LFC. The Bankruptcy Court has not yet signed the Final Judgement and Order.

       As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is very uncertain, no accrual has been made as of December 31, 1996.

       On August 28, 1996 the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains inter alia, claims for breach of contract, fraud tortious interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. The probability of an outcome favorable to LFC is unknown at this time.

       Other miscellaneous legal proceedings exist which in management's opinion and on the advice of counsel, will have no material adverse effect on the financial position of the Company.

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

                                        LOMAS FINANCIAL CORPORATION
                                      -------------------------------
                                            (Registrant)




Date:  January 28, 1997            By:   /S/  W. JOSEPH DRYER
                                      -------------------------------
                                              President




Date:  January 28, 1997            By:   /S/  W. JOSEPH DRYER
                                      -------------------------------
                                        Principal Accounting Officer

Exhibit                                                               EXHIBIT
Number                                                                 INDEX
-------                                                               -------

(11)   Computation of Earnings (Loss) Per Share

(27) Financial Data Schedule (submitted to the Securities and Exhange Commission for its information).