Form 10-Q
period 1997-03-31
LOMAS FINANCIAL CORP
filed 1997-05-09
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             ------------------------------------------------------
                     (FORMERLY LOMAS FINANCIAL CORPORATION)
             (Exact name of registrant as specified in its charter)

             Delaware                                          75-1043392
   -------------------------------                          -------------------
   (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                           identification no.)

    717 North Harwood, Suite 1250
           Dallas, Texas                                          75201
----------------------------------------                        ----------
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

                                    YES  X   NO
                                       ----    ----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES  X   NO
                                       ----    ----

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997: Common Stock, $1 par value -- 20,149,231 shares.

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                                                                PAGE
                                                                                                                ----
                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 1997 and June 30, 1996.......................................... 2
         Statement of Consolidated Operations - Quarter and Nine Months Ended March 31, 1997 and 1996........... 3
         Statement of Consolidated Cash Flows - Nine Months Ended March 31, 1997 and 1996....................... 4
         Notes to Consolidated Financial Statements............................................................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations..................................................................................11
         Liquidity and Capital Resources........................................................................12

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................12

Item 3.  Defaults Upon Senior Securities........................................................................14

Item 5.  Special Note Regarding Forward-Looking Statements......................................................14

Item 6.  Exhibits and Reports on Form 8-K.......................................................................14

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                            (DEBTORS-IN-POSSESSION)
                                 (IN THOUSANDS)


                                                                                                  March 31, 1997    June 30, 1996
                                                                                                  --------------    --------------
                                                                                                    (Unaudited)         (Note)
                                    ASSETS
Cash and cash equivalents .....................................................................   $       10,559    $      197,800

Investments ...................................................................................           13,379            28,394
Receivables-- net .............................................................................            4,186            85,467
Fixed assets-- net ............................................................................             --              25,833
Foreclosed real estate-- net ..................................................................            2,143            14,580
                                                                                                  --------------    --------------
                                                                                                          19,708           154,274
Less allowances for losses ....................................................................           (3,828)          (24,821)
                                                                                                  --------------    --------------
                                                                                                          15,880           129,453
Prepaid expenses and other assets .............................................................              336             2,679
                                                                                                  --------------    --------------
                                                                                                  $       26,775    $      329,932
                                                                                                  ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses .........................................................   $        1,767    $       39,533
Liabilities subject to Chapter 11 proceedings .................................................          153,298           552,863
                                                                                                  --------------    --------------
                                                                                                         155,065           592,396
                                                                                                  --------------    --------------
Stockholders' equity (deficit):
Common stock -- ($1 par value, 20,149 and 20,149 shares issued and
   outstanding, respectively) .................................................................           20,149            20,149
Other paid-in capital .........................................................................          309,763           309,763
Retained earnings (deficit) ...................................................................         (458,202)         (592,376)
                                                                                                  --------------    --------------
                                                                                                        (128,290)         (262,464)
                                                                                                  --------------    --------------
                                                                                                  $       26,775    $      329,932
                                                                                                  ==============    ==============


Note: The balance sheet at June 30, 1996, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                            (DEBTORS-IN-POSSESSION)
               (IN THOUSANDS, EXCEPT NET LOSS PER SHARE AMOUNTS)


                                                      Quarter Ended           Nine Months Ended
                                                         March 31                   March 31
                                                  ----------------------    ----------------------
                                                     1997         1996         1997         1996
                                                  ---------    ---------    ---------    ---------
Revenues:
     Mortgage servicing .......................   $    --      $   8,292    $    --      $  59,966
     Commissions and fees .....................         147        2,639        1,555       13,694
     Interest .................................          73          351          956        7,831
     Investment ...............................        --          1,375           16       12,717
     Gain on sales ............................          65          136          253          279
     Other ....................................          74        1,373          455        4,620
                                                  ---------    ---------    ---------    ---------
                                                        359       14,166        3,235       99,107
                                                  ---------    ---------    ---------    ---------
Expenses:
     Interest .................................        --           (169)        --         24,563
     Personnel ................................          70        6,558        1,541       34,324
     Depreciation and amortization ............        --            653          106       16,605
     Other operating ..........................         338        6,703        3,052       28,052
     Provision for losses .....................        --            266         --         23,054
     Loss on sale or disposal of assets .......        --          2,308        3,718      182,832
                                                  ---------    ---------    ---------    ---------
                                                        408       16,319        8,417      309,430
                                                  ---------    ---------    ---------    ---------
Loss from continuing operations before
     reorganization items .....................         (49)      (2,153)      (5,182)    (210,323)
                                                  ---------    ---------    ---------    ---------
Reorganization items:
     Interest earned on cash accumulated ......         143        3,004        3,049        4,988
     Write off unamortized debt expense .......        --           --           --         (6,571)
     Write off of deferred interest swap debits        --           --           --         (9,115)
     Professional fees ........................        (749)      (4,572)      (6,503)      (7,091)
     Other bankruptcy expenses ................         (68)        (107)         (89)        (259)
                                                  ---------    ---------    ---------    ---------
                                                       (674)      (1,675)      (3,543)     (18,048)
                                                  ---------    ---------    ---------    ---------
          Net loss ............................   $    (723)   $  (3,828)   $  (8,725)   $(228,371)
                                                  =========    =========    =========    =========

Loss per share:
     Net loss .................................   $    (.04)   $    (.19)   $    (.43)   $  (11.33)
     Average number of shares .................      20,149       20,164       20,152       20,164



See notes to consolidated financial statements

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                            (DEBTORS-IN-POSSESSION)
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended March 31
                                                                                  --------------------------
                                                                                     1997           1996
                                                                                  ----------     -----------
Operating activities:
      Net loss ..................................................................   $  (8,725)   $(228,371)
      Adjustments to reconcile net loss to net cash provided by operating activities before working capital changes:
         Loss on sale or disposal of assets .....................................       3,718      182,832
         Depreciation and amortization ..........................................         106       16,605
         Provision for losses ...................................................        --         23,054
         Write off of net deferred debits on reverse interest rate swaps ........        --          9,115
         Write off of unamortized debt issuance costs ...........................        --          6,571
                                                                                    ---------    ---------
      Cash (used) provided by operations before working capital changes .........      (4,901)       9,806
      Net change in first mortgage loans held for sale ..........................        --        345,278
      Net change in sundry receivables, payables, and other assets ..............      (2,332)     (26,807)
                                                                                    ---------    ---------
                Net cash (used) provided by operating activities ................      (7,233)     328,277
                                                                                    ---------    ---------

Investing activities:
      Net maturities/sales (purchases of) investments ...........................     (12,383)     250,939
      Purchases of loans from pools .............................................        --         (4,283)
      Net collections of mortgage notes receivable ..............................        --          1,982
      Net sales of foreclosed real estate .......................................         276       14,022
      Net sales of fixed assets .................................................      25,374        1,708
      Net purchases of future mortgage servicing income rights ..................        --         (2,264)
      Proceeds from assets sold to First Nationwide Mortgage Corp. ..............       6,160      123,506
      Proceeds from settlement of intercompany dispute with LMUSA ...............       6,754         --
      Transfer to Litigation Trust pursuant to intercompany agreement ...........      (3,000)        --
      Distribution of LMUSA pursuant to reorganization plan .....................    (191,557)        --
                                                                                    ---------    ---------
                Net cash (used) provided by investing activities ................    (168,376)     385,610
                                                                                    ---------    ---------

Financing activities:
      Net repayments of notes payable ...........................................        --       (591,089)
      Term debt repayments ......................................................     (11,632)        (334)
                                                                                    ---------    ---------
                Net cash used by financing activities ...........................     (11,632)    (591,423)
                                                                                    ---------    ---------
                                                                                                         1
Net (decrease) increase in cash and cash equivalents ............................    (187,241)     122,464
Cash and cash equivalents at beginning of period ................................     197,800       21,510
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  10,559    $ 143,974
                                                                                    =========    =========

Cash payments for:
      Interest ..................................................................   $    --      $  12,879
      Federal income tax ........................................................   $    --      $    --

See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                                 MARCH 31, 1997


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp.. As a result of the Chapter 11 proceedings discussed in Note B, the Company's interest in LMUSA was extinguished effective October 1, 1996. See "Note C - Assets Disposed of and Liabilities Assumed" for the impact of the distribution of LMUSA on the Company's Consolidated Balance Sheet. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at March 31, 1997 have been included. Operating results for the quarter and nine months ending March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of the Company for the fiscal year ended June 30, 1996.

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

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Because of the Chapter 11 filings described below, such realization of assets and the liquidation of liabilities is subject to significant uncertainties. Claims which were contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including those which arise in connection with rejection of unfavorable executory contracts and leases are not determinable. As a result of the reorganization proceedings, the Company may sell assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. The Joint Plan as described in "Note B - Chapter 11 Proceedings", provides for the Company to continue as a "going concern" subject to the evaluation by the new Board of Directors of the Company. The Joint Plan became effective March 7, 1997, and the Company emerged with a new name, Siena Holdings, Inc.. However, due to remaining uncertainties surrounding the resolution of claims and the initial distribution to creditors pursuant to the Joint Plan, the Company has not implemented fresh start accounting (see "Note D - Pro Forma Financial Information").

NOTE B -- CHAPTER 11 PROCEEDINGS

         On October 10, 1995, LFC, two other insignificant subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS") both of which are inactive and have relatively minor amounts of assets and liabilities. The Chapter 11 cases were jointly administered until October 1, 1996. The Debtor Corporations managed their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their second amended joint plan of reorganization on July 3, 1996 (the "Joint Plan"). LMUSA filed its own second amended plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). For additional detailed information, see the Company's Form 10-K for the year ended June 30, 1996.

         The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, the Company no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA statutory creditors' committee (the "LMUSA Committee") stated that they had reached an oral agreement in principle with the LFC statutory creditors' committee (the "LFC Committee") settling the intercompany disputes, subject to final documentation and court approval.

           On January 23, 1997, the LFC Committee and the LMUSA Committee signed the formal intercompany settlement agreement. The agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: Cash ($6.75 million), investments ($3.37 million), and foreclosed real estate ($2.14 million). In addition, the following assets or liabilities were written off as of result of the release of all other claims between LFC and LMUSA: Receivables ($0.3 million), accounts payable and accrued expenses ($7.6 million) and liabilities subject to chapter 11 proceedings ($0.2 million). The Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims and will receive sixty percent of net proceeds from any litigation, as part of the intercompany settlement agreement. The net effect of the settlement, including the payment to the litigation trust fund, was recorded as an increase in retained earnings (deficit) of $16.8 million.

         The Joint Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including
(i) the Company having $3 million working capital and $3 million to fund a litigation trust to pursue third-party claims and (ii) the turnover to the Company of the assets held in a "rabbi trust" originally created to fund the Management Security Plan. The Company transferred $3 million in March 1997 to the litigation trust fund in connection with the settlement of the intercompany disputes. The LFC Committee waived all other conditions and the Joint Plan became effective March 7, 1997, and the Company emerged with a new name, Siena Holdings, Inc.. However, due to uncertainties surrounding the resolution of claims and the initial distribution to creditors pursuant to the Joint Plan, the Company has not implemented fresh start accounting (see "Note D - Pro Forma Financial Information").

         The Joint Plan provides for the Company to establish a trust for the benefit of creditors entitled to receive a cash distribution. The Joint Plan requires the transfer of Non-Reorganization Assets of the Company into the LFC Creditors Trust. As of March 31, 1997, management and the LFC Committee have categorized net assets with an estimated net realizable book value of $15.8 million as Non-Reorganization Assets.

         As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is uncertain, no accrual has been made as of March 31, 1997. The bar date for these claims was December 16, 1996.

         A proposed settlement "release" agreement between Residential Information Services Limited Partnership ("RIS") and LMUSA, regarding a penalty for the deconversion of LMUSA's servicing portfolio from RIS's system, was discussed in the Company's annual Form 10-K for the year ended June 30, 1996 and in the Company's quarterly Form

10-Q for the quarter ended September 30, 1996. At June 30, 1996, an accrual for this penalty existed in the amount of $6.5 million which represented the minimum accrual necessary as required by FASB Statement No. 5, "Accounting for Contingencies," and was reflected in accounts payable and accrued expenses in the Consolidated Balance Sheet. After October 1, 1996, the accrual and any related liability is solely the responsibility of Nomas Corp. and is not recognized in the March 31, 1997 Consolidated Balance Sheet.

NOTE C -- ASSETS DISPOSED OF AND LIABILITIES ASSUMED

         The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged with a new name, Nomas Corp. As a result of LMUSA's reorganization plan, the Company distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution (decreased) increased the Company's assets, liabilities and stockholders' equity by ($293.3) million, ($419.4) million and $126.1 million, respectively. The Statements of Consolidated Operations include LMUSA for the quarter ended March 31, 1996 and the nine months ended March 31, 1997 and 1996.

         On October 2, 1995, LMUSA closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of its GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in LMUSA Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to
Section 363 of the Bankruptcy Code.

         The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $0 and $2.3 million and $3.7 million and $182.8 million for the quarter and nine months ended March 31, 1997 and 1996, respectively. These transactions are subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution of LMUSA by the Company.

         On July 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Committee, Travelers received approximately $11.4 million of the proceeds. The net cash received was deposited into a joint account for the Company and LMUSA. In conjunction with the intercompany claims settlement process in March, 1997, the Company received $1.3 million and LMUSA was granted the remainder of the joint account (see "Note B -- Chapter 11 Proceedings").

         Additionally, during the first quarter of fiscal 1997, substantially all of the remaining furniture, fixtures and equipment were sold by a liquidator. Proceeds of approximately $1.9 million were received, of which $973,000 was deposited into a joint account for the Company and LMUSA. An allocation of the proceeds was made based upon the recorded values of fixed assets in the financial statements of the Company and LMUSA. As part of the intercompany settlement, that was finalized in March, 1997, the Company received $161,500 from the furniture, fixtures and equipment joint account. LMUSA received the remainder of the account.

NOTE D -- PRO FORMA FINANCIAL INFORMATION

         The following pro forma financial statement of the Company is for informational purposes and is based on the unaudited financial statements as of March 31, 1997.

         The Company is required to adopt fresh start reporting as of the effective date of the Joint Plan. The Joint Plan was confirmed on October 4, 1996, but was not to be effective until certain conditions were met or waived (see "Note B - Chapter 11 Proceedings"). After the settlement of the intercompany dispute with LMUSA, the LFC Committee waived all other conditions and the Joint Plan became effective March 7, 1997. However, the Company has elected not to adopt fresh start reporting pending the finalization of claims and the initial distribution to the creditors pursuant to the Joint Plan.

          Fresh start reporting does not reflect historical values as previously reflected on the Company's books. Pursuant to fresh start reporting, the reorganization value of the Company is allocated to its assets at fair value. In addition, liabilities are stated at present value determined at appropriate interest rates and any goodwill and the retained earnings deficit are eliminated. Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Code," defines reorganization value as the amount of resources available for the satisfaction of postpetition liabilities and allowed claims and interests, as negotiated between the debtors, the creditors and the holders of equity interests.

         Distributions to creditors have not been made as of this date and the amounts reflected as "Transfer Non-reorganization Assets/Liabilities to Trust" are estimates only and events or circumstances may arise which could significantly change these amounts. The intercompany claims disputes with LMUSA were settled in March 1997, and the financial statements as of March 31, 1997, reflect the transfer of all cash and assets as a result of this settlement.

         The Joint Plan provides that the "Reorganized Debtors" shall continue to provide all retiree benefits as that is defined by the Bankruptcy Code at the level established by the code for the duration of the period that the Company has obligated itself to provide such benefits subject to any right to amend modify or terminate such benefits under the applicable plan or law. The projected liability is reflected in the pro forma financial statement of the Company.

         Included in the investments transferred to the trust is a $15 million principal amount note receivable due November 27, 2000 incurred in connection with the 1990 sale of Lomas Life Group to JNL Acquisition Corporation, an affiliate of Conesco Capital Partners, L.P.. The investment is reflected in the pro forma financial statement of the Company at $3.4 million based on alleged claims asserted by Conesco and its successor in interest to the note. The reduced value of the note is subject to additional alleged claims by the various parties which may be material.

         The reorganization values are estimates based on information by independent advisors, reliance on various valuation methods including discounted cash flows and utilization of independent appraisals.

                     SIENA HOLDINGS, INC.  AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                  (UNAUDITED)
             PRO FORMA REORGANIZED BALANCE SHEET -- MARCH 31, 1997
                                 (IN THOUSANDS)

                                                            Projected                 Transfer
                                                           Payment of    Estimated   Non-Reorg-               Cancel Old
                                              Book Balance Administra-    Reorg-     anization    Discharge    Stock &    Estimated
                                                  as of    tive Claims   anization     Assets/     of Debt &  Eliminate  Reorganized
                                                March 31,   and Other     Value     Liabilities     Issue      Retained    Balance
                                                 1997      Liabilities  Adjustments  to Trust     Securities   Earnings     Sheet
                                               ---------    --------     ---------   ---------    ---------    --------    --------
ASSETS                                                        (a)          (b)         (c)           (d)
Cash and cash equivalents ...................  $  10,559    $ (1,733)   $    --     $    (700)   $  (6,126)   $   --      $  2,000

Investments .................................     13,379      (4,276)       1,312     (10,415)        --          --          --
Receivables -- net ..........................      4,186        --          1,400      (5,438)        --          --           148
Foreclosed real estate -- net ...............      2,143        --          1,857        --           --          --         4,000
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                                  19,708      (4,276)       4,569     (15,853)        --          --         4,148
Allowance for losses ........................     (3,828)       --          3,828        --           --
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                                  15,880      (4,276)       8,397     (15,853)        --          --         4,148
Prepaid expenses and other assets ...........        336        --           --          (218)        --          --           118
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                               $  26,775    $ (6,009)   $   8,397   $ (16,771)   $  (6,126)   $   --      $  6,266
                                               =========    ========    =========   =========    =========    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses .......  $   1,767    $ (1,733)   $   1,857   $  (1,000)   $    --      $   --      $    891
Liabilities subject to Chapter 11 proceedings    153,298      (5,755)      12,957        --       (160,500)       --
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                                 155,065      (7,488)      14,814      (1,000)    (160,500)       --           891
                                               ---------    --------    ---------   ---------    ---------    --------    --------
Stockholders' equity (deficit):
Common stock ................................     20,149        --           --          --            100     (20,149)        100
Paid-in capital .............................    309,763        --           --       (15,771)       5,275    (293,992)      5,275
Retained earnings (deficit) .................   (458,202)      1,479       (6,417)       --        148,999     314,141        --
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                                (128,290)       --         (6,417)    (15,771)     154,374        --         5,375
                                               ---------    --------    ---------   ---------    ---------    --------    --------
                                               $  26,775    $ (6,009)   $   8,397   $ (16,771)   $  (6,126)   $   --      $  6,266
                                               =========    ========    =========   =========    =========    ========    ========

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                  (UNAUDITED)
             PRO FORMA REORGANIZED BALANCE SHEET -- MARCH 31, 1997
                                 (IN THOUSANDS)

(a) To pay estimated administrative claims, primarily professional fees, incurred through March 31, 1997, and to reflect a proposed settlement of the assets in the "rabbi trust" and the related MSP claims (see Part II - Other Information, Item 1. Legal Proceedings).

(b) To adjust assets and liabilities to estimated net realizable value as of March 31, 1997, and to record claims that have not been expunged by the Bankruptcy Court. As the ultimate settlement of these claims, if any, is uncertain, no accrual has been made in the Consolidated Balance Sheet as of March 31, 1997. See "Note D - Pro Forma Financial Information".

(c) To transfer net Non-Reorganization Assets to the LFC Creditors Trust pursuant to and in compliance with provisions of the Joint Plan. The net Non-Reorganization Assets shall be deemed to have been transferred on the effective date of the plan to the creditors entitled to cash distributions under the plan. As of March 31, 1997, the book value of assets transferred to the Trust is $16.8 million. Also, a liability of $1.0 million has been established for projected expenses to liquidate these assets, for net assets of $15.8 million. These are estimates only and events or circumstances may arise which could significantly change these amounts.

(d) Discharge of debt is calculated as follows:

               Estimated cash available for distribution          $      6,126
               Estimated value of reorganized assets of  SHI             6,266
               Less: Reorganization liabilities of  SHI                   (891)
               Estimated net assets in LFC Creditors Trust              15,771
                                                                  ------------
                            Available to creditors                $     27,272
                                                                  ============

                            Total prepetition liabilities         $    160,500
                                                                  ============

                            Gain on discharge                     $    133,228
                                                                  ============

NOTE E -- EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share data for the quarter and nine months ended March 31, 1997 and 1996, are computed using the weighted average number of shares of common stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include units and shares granted under the Lomas Financial Corporation 1991 Long Term Incentive Plan for Non-Employee Directors, the 1991 Stock Incentive Program and the 1993 Intermediate and Long Term Incentive Plan. Common stock equivalents also include the assumed exercise of dilutive stock options. Fully diluted per share data is computed on the same basis as primary, but it also assumes (if dilutive) the conversion of senior convertible notes with the related adjustments for interest and federal income tax expenses. For the quarter and nine months ended March 31, 1997 and 1996, the fully diluted per share data is antidilutive. As a result of the reorganization, the shares of common stock issued by LFC will be canceled and the Company will issue four million shares of common stock to the creditors pursuant to the Joint Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's operations resulted in a net loss of $0.7 million and $8.7 million and $3.8 million and $228.4 million for the quarter and nine months ended March 31, 1997 and 1996, respectively. The loss attributable to the sale of assets to First Nationwide was $0 and $2.3 million and $3.7 million and $182.8 million for the quarter and nine months ended March 31, 1997 and 1996, (see "Note C - Assets Disposed of and Liabilities Assumed"). Reorganization expenses were a significant portion of the remaining net loss for the same periods.

         The operating results of the Company during the quarter and nine months ended March 31, 1997 and 1996, were as follows (in thousands):

                                                        Quarter Ended           Nine Months Ended
                                                          March 31                  March 31
                                                   ----------------------    ----------------------
                                                     1997         1996         1997         1996
                                                   ---------    ---------    ---------    ---------
Operating income (loss):
         Mortgage banking ......................   $    --      $     346    $  (1,340)   $ (25,379)
         Housing management ....................         111          112          376          246
         Other .................................         187           97          571        2,614
                                                   ---------    ---------    ---------    ---------
                                                         298          555         (393)     (22,519)
Corporate Expenses:
         General & administrative ..............        (347)        (400)      (1,071)        (977)
         Corporate interest ....................        --           --           --         (3,463)
         Loss on sale or disposal of assets ....        --         (2,308)      (3,718)    (182,832)
                                                   ---------    ---------    ---------    ---------
                                                        (347)      (2,708)      (4,789)     (21,964)
                                                   ---------    ---------    ---------    ---------
Loss from operations before reorganization items         (49)      (2,153)      (5,182)    (210,323)
Reorganization items -- net ....................        (674)      (1,675)      (3,543)     (18,048)
                                                   ---------    ---------    ---------    ---------
                                                   $    (723)   $  (3,828)   $  (8,725)   $(228,371)
                                                   =========    =========    =========    =========

         As a result of the distribution of LMUSA from the Company, there are no results for the mortgage banking operations for the quarter ended March 31, 1997. The mortgage banking results for the nine months ended March 31, 1997 are not comparable to the same period in fiscal 1996 as the Company completed the sale of substantially all the assets of LMUSA during fiscal 1996.

         The increased profitability of Housing Management operations for the nine months ended March 31, 1997, as compared to the same period in fiscal 1996, is primarily attributable to the termination of a non-profitable management contract in October 1996.

         The Company's other operating income for the quarter and nine months ended March 31, 1997, consisted of investment and dividend income.

         Reorganization expenses, primarily professional fees, decreased for the quarter ended March 31, 1997, as compared to the same quarter in the previous fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

          Liabilities subject to Chapter 11 proceedings were as follows (in thousands):

                                                             March 31, 1997       June 30, 1996
                                                            ----------------     ---------------
Term debt of LMUSA
o   Notes due in 1997..................................     $             --     $       150,000
o   Notes due in 2002..................................                   --             190,000
o   Mortgage note due in 1996..........................                   --              37,759
                                                            ----------------     ---------------
                                                                          --             377,759
Convertible notes of LFC due in 2003..................               139,918             139,918
Accrued interest on term notes........................                 5,562              23,786
Other payables........................................                 7,818              11,400
                                                            ----------------     ---------------
                                                            $        153,298     $       552,863
                                                            ================     ===============

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


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On October 10, 1995, LFC, two other insignificant subsidiaries of LFC and LMUSA filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Committee was a co- proponent of the LMUSA Plan.

         The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and it emerged from Chapter 11 with a new name, Nomas Corp. As a result of the LMUSA Plan, the Company no longer retains an interest in LMUSA. At the confirmation hearing on October 1, 1996, the LMUSA statutory creditors' committee (the "LMUSA Committee") stated that they had reached an oral agreement in principle with the LFC statutory creditors' committee (the "LFC Committee") to settle the intercompany disputes, subject to final documentation and court approval.

         On January 23, 1997, the LFC Committee and the LMUSA Committee signed the formal intercompany settlement agreement. The agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: Cash ($6.75 million), investments ($3.37 million), and foreclosed real estate ($2.14 million). In addition, the following assets or liabilities were written off as of result of the release of all other claims between LFC and LMUSA: Receivables ($0.3 million), accounts payable and accrued expenses ($7.6 million) and liabilities subject to chapter 11 proceedings ($0.2 million). The Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims and will receive sixty percent of net proceeds from any litigation, as part of the intercompany settlement agreement. The net effect of the settlement, including the payment to the litigation trust fund, was recorded as an increase in retained earnings (deficit) of $16.8 million.

         The Joint Plan was confirmed on October 4, 1996 by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by its statutory creditors' committee, of certain conditions, including
(i) the Company having $3 million working capital and $3 million to fund a litigation trust to pursue third-party claims and (ii) the turnover to the Company of the assets held in a "rabbi trust" originally created to fund the Management Security Plan. The Company transferred $3 million in March 1997 to the litigation trust fund in connection with the settlement of the intercompany disputes. The LFC Committee waived all other conditions and the Joint Plan became effective March 7, 1997, and the Company emerged with a new name, Siena Holdings, Inc.. However, due to the uncertainties surrounding the resolution of claims and the initial distribution to creditors pursuant to the Joint Plan, the Company has not implemented fresh start accounting (see "Note D - Pro Forma Financial Information").

         The Company had a Management Security Plan ("MSP") for certain of its employees. According to the MSP, key employees of the Company who participated in the MSP were to be paid, in the event of retirement or death, a portion of the employee's salary which such employee chose as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. The LFC Committee has argued that the funds contributed to the MSP are held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. The assets of the MSP Trust, which consist solely of cash, are included in investments on the Consolidated Balance Sheet and totaled $7.9 million at March 31, 1997. Income and expenses of the MSP Trust are included in the Company's Statement of Consolidated Operations.

         Because of the bankruptcy filings by the Company and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP since the petition date. On June 11, 1996, the Bankruptcy Court authorized the LFC Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Committee contends that the funds in the MSP Trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust. The Pro Forma Reorganized Balance Sheet in "Note D - Pro Forma Financial Information" assumes that the MSP litigation and claim is settled and the remaining assets revert to the Company. The proposal is not final and has not been approved by the Bankruptcy Court. There can be no assurance that the proposal will be approved.

         The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, has agreed in principle that the Company is entitled to the funds held in the EBP Trust. To effectuate the transfer of the funds to the Company, the LFC Committee and Bankers Trust have agreed to the form of a Consented - to Motion for Summary Judgement and entry of a Final Judgement and Order by the Bankruptcy Court, pursuant to which the assets of the EBP Trust would be turned over to the Company. The Bankruptcy Court signed the Final Judgement and Order on February 12, 1997.

         As debtors-in-possession, the Debtor Corporations have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Debtor Corporations agree to perform their obligations under the contract or lease, and "rejection" means that the Debtor Corporations are relieved of their obligations to perform further under the contract or lease and are subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The potential damage claims for rejected executory contracts and leases could be substantial. As the ultimate settlement of these claims, if any, is uncertain, no accrual has been made as of March 31, 1997. The bar date for these claims was December 16, 1996.

         On August 28, 1996 the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains inter alia, claims for breach of contract, fraud tortious interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. The outcome is not certain at this time.

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

ITEM 5.  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

         The foregoing "Note D -- Pro Forma Financial Information" contains forward-looking statements within the meaning of the Securities Litigation Reform Act that involve risks and uncertainties, including factors described from time to time in the Company's publicly available SEC reports, which could cause actual results to differ materially. The risk factors and information set forth in the Company's Disclosure Statement approved by the Bankruptcy Court, along with the information contained in the Company's 1996 Form 10-K, should be carefully considered in the evaluation of the Company, its business and its investment value.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  Exhibit
                  Number
                  --------

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


                                                    SIENA HOLDINGS, INC.
                                              ---------------------------------
                                                       (Registrant)




Date: May 9, 1997                        By:  /s/  W. JOSEPH DRYER
                                              ---------------------------------
                                                    President




Date: May 9, 1997                        By:  /s/  W. JOSEPH DRYER
                                              ---------------------------------
                                                 Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 11           Computation of Earnings (Loss) Per Share

 27           Financial Data Schedule (submitted to the Securities and Exchange
              Commission for its information).