Form 10-K
period 1997-06-30
SIENA HOLDINGS INC
filed 1997-09-29
CIK 60150

===============================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         COMMISSION FILE NUMBER 1-6868

                              SIENA HOLDINGS, INC.
                     (Formerly Lomas Financial Corporation)
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               75-1043392
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

    717 NORTH HARWOOD, DALLAS, TEXAS                      75201
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (214) 665-6301

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                       -------------------

COMMON STOCK, PAR VALUE $.10 PER SHARE                 NOT APPLICABLE
PREFERRED STOCK, PAR VALUE $1.00 PER SHARE

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    At September 15, 1997, the aggregate market value of the registrant's common stock held by non-affiliates: N/A


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

    On October 10, 1995, the Registrant and Certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 15, 1997: Common Stock -- 0 shares.

===============================================================================

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                     PART I

Item 1.       BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.       PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Item 3.       LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . 9

                                    PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . .  10
Item 6.       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA  . . . . . . . . . . . . . . . . . .  10
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . .  16
Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . .  56

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . .  57
Item 11.      EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . .  58
Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . .  59

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . .  60

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                     PART I

ITEM 1.    BUSINESS


    Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC") was incorporated in Delaware in 1960, and its principal executive offices are located at 717 North Harwood in Dallas, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to SHI, formerly LFC, and its subsidiaries. Prior to October 1, 1996, the Company's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. ("Nomas"). As a result of the Chapter 11 proceedings discussed below, the Company's interest in LMUSA was extinguished. Subsequent to reorganization, the Company is primarily engaged in two businesses through wholly-owned subsidiaries: assisted care facility management through Siena Housing Management, Corp. and real estate development through LLG Lands, Inc.


REORGANIZATION

    On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc., ("LAS"). The Chapter 11 cases were jointly administered until October 1, 1996. The Debtor Corporations managed their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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


    The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996, and subsequently filed their first amended joint plan of reorganization on May 13, 1996, and their second amended joint plan of reorganization on July 3, 1996. An order confirming the second amended joint plan of reorganization filed on October 4, 1996, and a stipulation and order among the Joint Debtors and the LFC Creditors' Committee regarding technical modifications to plan of reorganization and confirmation order filed on January 27, 1997 together with the second amended joint plan of reorganization filed on July 3, 1996, are collectively referred to herein as the "Joint Plan". LMUSA filed its own proposed plan of reorganization on April 8, 1996, and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996, and its second amended joint plan of reorganization on July 3, 1996, (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

    The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, and LMUSA was discharged from the bankruptcy case, and changed its name to Nomas Corp. As a result of the LMUSA Plan, the Company no longer retains an interest in LMUSA.



    On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed an agreement in respect of intercompany claims (the "Intercompany Agreement"), attached hereto as Exhibit 10.5. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: cash ($6.754 million), investments ($3.373 million), and real estate owned ($2.143 million). In addition, the following assets or liabilities were eliminated as a result of the release of all other claims between LFC and LMUSA: receivables ($0.323 million), accounts payable and accrued expenses ($7.613 million) and liabilities subject to chapter 11 proceedings ($0.238 million). The Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA/Nomas Corp. dated March 6, 1997, (the "Litigation Trust"), attached hereto as Exhibit 10.4. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined therein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. The net effect of the settlement, including the payment to the Litigation Trust, was recorded as an increase in retained earnings of $16.798 million.


    The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. After settlement of the intercompany claims as discussed in the preceding paragraph, the LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997 and the Company emerged with a new name, Siena Holdings, Inc. See
Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 attached hereto as the Joint Plan.

    See "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data" for more information on the claims. Reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to the Company's annual Form 10-K for the year ended June 30, 1996. The principal provisions of the Plans are summarized in the Joint Disclosure Statement. That summary is qualified in its entirety by reference to the Plans, which are attached as Exhibits I and II to the Joint Disclosure Statement.

FRESH-START REPORTING


    In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.



    In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997, was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.


    Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities have been stated at their fair value.

CREDITORS' TRUST


    The Joint Plan established a Creditors' Trust for which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the creditors' and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of the trust assets and settlement of trust liabilities.


FINANCIAL INFORMATION AND NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

    Financial information regarding revenues, operating profit and total assets of the Company are included in "Item 8. Financial Statements and Supplementary Data" within this report.

THE MORTGAGE BANKING SEGMENT

    The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, and LMUSA emerged with a new name, Nomas Corp. As a result of LMUSA's reorganization plan, the Company distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

    On August 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Creditors' Committee, Travelers received approximately $11.43 million of the proceeds. The net cash received was deposited into a joint account for the Company and LMUSA. In conjunction with the intercompany claims settlement process in March, 1997, the Company received $1.3 million and LMUSA was granted the remainder plus interest from the joint account. Additionally, substantially all of the furniture and equipment of the Company and LMUSA was sold by a liquidator during July and August 1996.

    On October 2, 1995, LMUSA closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of its GNMA servicing portfolio, its investment in Lomas Mortgage Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit. On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio and certain other assets pursuant to Section 363 of the Bankruptcy Code.

    See "Item 8. Financial Statements and Supplementary Data - Disposal or Sale of Assets."

ASSISTED CARE BUSINESS


    The assisted care business subsidiary, Siena Housing Management Corp. ("SHM"), is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977, with Treemont, Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income.


    Treemont has elected to make significant capital improvements for fire protection during fiscal years 1998 and 1999 to be funded from operations. These expenditures will decrease the management fee to be received by SHM during that time as compared to prior years.

    SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

INVESTMENT IN REAL ESTATE


    The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The only property currently held was transferred back to LLG by LMUSA as a result of the intercompany settlement process. See "Item 1. Business - Reorganization". The real property consists of 179.4 acres (approximately 147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes five tracts of land: one tract of approximately 36.5 net acres zoned multi-family, two tracts of approximately 85.5 net acres zoned single-family and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen is constructing a city park off of Exchange Parkway near the multi-family tract. Management of the Company intends to develop the property over an estimated period of three to five years. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

OTHER OPERATIONS OF THE COMPANY

    Information Systems. In December 1994, LFC's wholly-owned information systems subsidiary, Lomas Information Systems, Inc. ("LIS"), sold substantially all of its assets to Residential Information Services, Limited Partnership ("RIS").

    Insurance Agency Services. The insurance agency services' subsidiaries were wholly-owned subsidiaries of LMUSA and thus included in the distribution to LMUSA's creditors' as of October 1, 1996. The insurance agency services unit provided brokerage services for a variety of insurance products related to LMUSA's business. The products included temporary hazard insurance, permanent fire, casualty and extended homeowner coverages and mortgage life insurance, accidental death, disability and hospital indemnity coverages.

    Field Services. The field services operations were provided by a wholly-owned subsidiary of LMUSA, Lomas Field Services, Inc. ("LFS"), and also was part of the distribution to LMUSA's creditors' as of October 1, 1996. LFS monitored the condition of properties, assured property preservation and interviewed delinquent mortgagors through its field services subsidiary. In August 1995, LFS sold certain fixed assets of the field services operations at approximate net book value to First American Real Estate Services and discontinued the business.

    Image Processing. Intellifile, Inc. ("Intellifile"), a wholly-owned subsidiary of LFC, provided image processing services to LMUSA and other unrelated parties. In August 1995, the Company sold Intellifile to a third party and recorded a net gain on the sale of $1.1 million.


    Short Term Lending. The Company's short term lending operations were conducted through a wholly-owned subsidiary of LMUSA, ST Lending, Inc. ("STL"). The interest in STL was extinguished on October 1, 1996, when LMUSA was distributed to the LMUSA creditors. Short term lending operations included activities of short term construction, acquisition and development lending.


    For more information, see "Item 8. Financial Statements and Supplementary Data."

EMPLOYEES


    At June 30, 1997, the Company had no full-time employees and approximately 5 part-time consultants. None of the Company's employees were represented by any union.


ITEM 2.   PROPERTIES


    Effective July 1, 1996, the Company's principal executive offices are located in leased facilities at 717 North Harwood, Dallas, Texas. The original lease for six months expired on June 30, 1997, and the Company is now under a month-to-month lease with a 30-day cancellation notice. Prior to that, the Company's principal offices were located in buildings owned by the Company that were subject to a first mortgage note executed in favor of an insurance company. These buildings were sold on August 16, 1996, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3.   LEGAL PROCEEDINGS

    On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. On April 8, 1996, the Debtor Corporations filed with the Bankruptcy Court two separate proposed plans of reorganization. On July 3, 1996, the Debtor Corporations subsequently filed with the Bankruptcy Court two separate proposed amended plans of reorganization. The Joint Debtors filed the Joint Plan, and LMUSA filed the LMUSA Plan. The LMUSA Creditors' Committee was a co-proponent of the LMUSA Plan.


    The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, and LMUSA was discharged from the bankruptcy case, and changed its name to Nomas Corp. As a result of the LMUSA Plan, the Company no longer retains an interest in LMUSA.


    On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed the Intercompany Agreement. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: cash ($6.754 million), investments ($3.373 million), and real estate ($2.143 million). In addition, the following assets or liabilities were eliminated as a result of the release of all other claims between LFC and LMUSA: receivables ($0.323 million), accounts payable and accrued expenses ($7.613 million) and liabilities subject to chapter 11 proceedings ($0.238 million). The Company transferred $3 million in cash to partially fund the Litigation Trust to pursue third- party claims. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. The net effect of the settlement, including the payment to the Litigation Trust, was recorded as an increase in the Company's retained earnings of $16.798 million.


    The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. After settlement of the intercompany claims as discussed in the preceding paragraph, the LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997, and the Company emerged with a new name, Siena Holdings, Inc. See
Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 attached hereto as the Joint Plan.


    The Company had a Management Security Plan ("MSP") for certain of its employees. According to the MSP, key employees of the Company who participated in the MSP were to be paid, in the event of retirement or death, a portion of the employee's salary which such employee chose as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. The LFC Creditors' Committee has argued that the funds contributed to the MSP are held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency.

    Because of the bankruptcy filings by the Company and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP since the petition date. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Creditors' Committee contends that the funds in the trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

    On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. On March 31, 1997, the balance in the MSP Trust was $7.9 million. Pursuant to the above stipulation while implementing fresh-start reporting, the Company assumed $6.3 million of the MSP Trust balance to be held in reserve for MSP claimants. At fresh-start reporting on March 31, 1997, the remainder of the MSP Trust, $1.6 million, net of a reserve of $0.4 million for MSP related legal fees and expenses, was distributed to the Creditors' Trust. The preliminary MSP disputed claims total $8.8 million. The ultimate amount to be distributed to the MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings.


    The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company is entitled to the funds held in the EBP Trust. On March 31, 1997, the EBP Trust was distributed to the Creditors' Trust under fresh-start accounting. In June 1997, funds totaling $0.6 million were received by the Company and subsequently transferred to the Creditors' Trust. The remaining funds were received in July 1997.



    On August 28, 1996, the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains, inter alia, claims for breach of contract, fraud, tortious interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. This case was settled and proceeds of $5.4 million were received by the Company in June 1997, and subsequently transferred, net of $234,000 for certain administrative claims, to the Creditors' Trust.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    During fiscal 1996, the Predecessor Company's common stock was delisted by the New York Stock Exchange. The Joint Plan became effective March 7, 1997, and the Company adopted fresh-start reporting and canceled the Predecessor Company's common stock on March 31, 1997. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were reserved for issuance as of March 31, 1997. As of June 30, 1997, the 4,000,000 shares of common stock were held in reserve and will be issued on the initial distribution date (see "Stockholders' Equity (Deficit)" footnote). The initial distribution date is expected to be in the second quarter of fiscal 1998. For balance sheet presentation of shares and earnings (loss) per share, the 4,000,000 shares are considered issued.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    See "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997. See "Item 8. Financial Statements and Supplementary Data--Fresh-Start Reporting" footnote to the Consolidated Financial Statements or "Item 1. Business - Fresh-Start Reporting". In accordance with fresh-start accounting, a vertical black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company, since they are not prepared on a comparable basis.

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                  Reorganized
                                                    Company                                     Predecessor Company
                                                 ----------------------------------------------------------------------------------
                                                   Nine Month      Three Month                  Years Ended June 30
                                                  Period Ended     Period Ended  --------------------------------------------------
                                                  June 30, 1997   March 31, 1997   1996          1995          1994          1993
                                                  ------------     ------------  --------      --------      --------      --------
                                                                   (in dollars and in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues from operations .....................          184           3,235       103,347       222,222       281,618       293,354
Income (loss) from operations before
  reorganization items .......................          (86)         (5,464)     (229,410)     (127,282)     (126,002)       29,557
Reorganization items---net ...................           --          (7,447)      (21,181)           --            --            --
Income (loss) before loss from
  discontinued operations ....................          (86)        (12,911)     (250,591)     (127,282)     (126,002)       29,557
Loss from discontinued operations:
  Loss from disposal .........................           --              --            --       (24,409)      (25,000)           --
  Loss from operations .......................           --              --            --        (2,000)      (31,664)      (17,263)
Loss before extraordinary item ...............          (86)        (12,911)     (250,591)     (153,691)     (182,666)       12,294
Extraordinary gain on discharge of debt ......           --         135,966            --            --            --            --
  Net income (loss) ..........................          (86)        123,055      (250,591)     (153,691)     (182,666)       12,294

Earnings (loss) per share:
   Income (loss) before loss from
     discontinued operations .................      (.02) *              **            **            **            **            **
    Loss before extraordinary item ...........      (.02) *              **            **            **            **            **
    Net income (loss) ........................      (.02) *              **            **            **            **            **
    Average number of shares .................      4,000 *              **            **            **            **            **

* Per share amounts for Reorganized Company based on shares reserved for issuance to creditors.

**   Per share amounts are not meaningful due to reorganization.

                                                                                            As of June 30
                                                         As of June 30,  ------------------------------------------------
                                                              1997        1996         1995          1994          1993
                                                         -------------   -------     ---------     ---------    ---------
                                                                                  (in dollars and in thousands)
BALANCE SHEET DATA:
  Assets .............................................        7,051      329,932     1,157,001     1,148,257    1,454,511
  Cash ...............................................        1,941      197,800        21,510        10,178       34,945
  Investment in real estate ..........................        4,800           --            --            --           --
  Purchased future mortgage servicing
    income rights ....................................           --           --       346,958       382,009      436,487
  First mortgage loans held for sale .................           --           --       345,039       257,534      368,266
  Term and senior convertible notes ..................           --           --       518,688       523,229      532,198
  Liabilities subject to Chapter 11
     proceedings .....................................           --      552,863            --            --           --
  Stockholders' equity (deficit) .....................        6,061     (262,464)      (11,878)      141,435      324,079
  Escrow, agency and fiduciary funds .................           --           --       641,519       603,163    1,082,591



Note: Certain amounts in fiscal 1996, 1995, 1994, and 1993 have been reclassified to comply with the 1997 presentation format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997, was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company since they are not prepared on a comparable basis.



    On October 1, 1996, the Company distributed its interest in LMUSA to LMUSA's creditors pursuant to LMUSA's reorganization plan. Effective March 7, 1997, the Company settled its intercompany disputes with LMUSA resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million. The Company recorded a loss of $86,000 for the period ended June 30, 1997, and a gain of $123.1 million for the period ended March 31, 1997, and losses of $250.6 million and $153.7 million for the fiscal years ended June 30, 1996, and 1995, respectively.



    The operating results of the Company during the three month period ended June 30, 1997 and the nine month period ended March 31, 1997, and the two fiscal years ended June 30, 1996, and 1995, were as follows (in thousands):



                                                          Reorganized
                                                            Company              Predecessor Company
                                                          ------------  ---------------------------------------
                                                          Three Month    Nine Month       Years Ended June 30
                                                          Period Ended  Period Ended   ------------------------
                                                         June 30, 1997  March 31, 1997    1996          1995
                                                                         ----------    ----------    ----------
Operating income (loss):
  Mortgage banking .....................................   $       --    $   (1,186)   $  (34,430)   $  (76,621)
  Assisted care management .............................           87           376           355           530
  Other ................................................           15           416          (233)      (21,659)
                                                           ----------    ----------    ----------    ----------
                                                                  102          (394)      (34,308)      (97,750)
Expenses:
  General and administrative ...........................         (188)       (1,352)       (2,675)       (6,587)
  Provision for losses .................................           --            --          (273)         (162)
  Provision for restructuring ..........................           --            --            --        (9,000)
  Corporate interest ...................................           --            --        (3,463)      (13,783)
  Loss on sale or disposal of assets ...................           --        (3,718)     (188,691)           --
                                                           ----------    ----------    ----------    ----------
Loss from operations before reorganization items .......          (86)       (5,464)     (229,410)     (127,282)
Reorganization items---net .............................           --        (7,447)      (21,181)           --
                                                           ----------    ----------    ----------    ----------
Loss before loss from discontinued operations ..........          (86)      (12,911)     (250,591)     (127,282)
Loss from discontinued operations:
  Loss from disposal ...................................           --            --            --       (24,409)
  Loss from operations .................................           --            --            --        (2,000)
                                                           ----------    ----------    ----------    ----------
Loss before extraordinary item .........................          (86)      (12,911)     (250,591)     (153,691)
Extraordinary gain on discharge of debt ................           --       135,966            --            --
                                                           ----------    ----------    ----------    ----------
     Net income (loss) .................................   $      (86)   $  123,055    $ (250,591)   $ (153,691)
                                                           ==========    ==========    ==========    ==========

RESTRUCTURING AND REDUCTION IN FORCE


    On October 10, 1995, the Bankruptcy Court authorized a compensation plan which included two components. First, a retention and performance bonus to be paid to all remaining LMUSA employees based on a percentage of base salary. The retention plan provided for lump sum payments ranging from one-half to one full month of annual base salary for most participants and 50% to 75% annual base salary for certain employees identified as "key" to the sale of the assets to First Nationwide and the restructuring process. Second, severance payments were paid to all remaining LMUSA employees. The severance plan provided for lump sum cash payments ranging from two months to eighteen months of annual base pay depending upon job classification. Approximately 1,000 employees were terminated during fiscal 1996. The Company recorded an approximate $16.5 million expense during fiscal 1996, for the severance and retention plans which has been recognized in loss from disposal or sale on the Statement of Consolidated Operations.



    In January 1995, the Company announced a restructuring and reduction-in-force plan (the "1995 Plan"). Under the plan, the Company reduced its staff by approximately 200 employees. The plan was completed by June 30, 1995. In connection with the 1995 Plan, the Company vacated one of its office buildings which was disposed of subsequent to fiscal year 1996. The Company recorded charges of $6.0 million for the staff reduction and $3.0 million for the reduction in the carrying value of the vacated building, reported as a provision for restructuring of $9.0 million on the Company's Statement of Consolidated Operations for the fiscal year ended June 30, 1995. Of the total $6.0 million of staff reduction provision, $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. The Company paid termination benefits of $3.7 million in cash generated from its operations.


RESULTS OF OPERATIONS--PERIODS ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

    Due to the adoption of fresh-start accounting on March 31, 1997, the results of operations for the year ended June 30, 1997, are not comparable with the year ended June 30, 1996. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote.

    Mortgage Banking. Prior to the distribution of LMUSA to the LMUSA Creditors' Committee on October 1, 1996, the operations of LMUSA's mortgage banking division recorded an operating loss of $1.2 million, including $0 provision for losses. This is compared to an operating loss of $34.4 million, including a provision for losses of $29.9 million, for the fiscal year ended June 30, 1996. LMUSA recorded an additional loss on sale or disposal of assets of $3.7 million prior to October 1, 1996, related to the sale of substantially all its assets to First Nationwide during fiscal 1996. The loss on sale or disposal of assets recorded for the year ended June 30, 1996 was $188.7 million. After October 1, 1996, the operations of LMUSA were reported completely separate by Nomas Corp.


    Assisted Care Management. The assisted care management operations recorded a gain of $87,000 and $376,000 for the periods ended June 30, 1997, and March 31, 1997, respectively. This is compared to a gain of $355,000 in fiscal 1996. The increased profitability of Housing Management operations as compared to the same period in fiscal 1996, is primarily attributable to the termination of a non-profitable management contract in October 1996. The assisted care management operations was included in other operations in previous filings but has been reclassified as the assisted care management is a significant business unit prospectively.



    Other Operations. Other operations reported net operating income of $15,000 and $416,000 for the periods ended June 30, 1997, and March 31, 1997, respectively, as compared to a net operating loss of $233,000 for the year ended June 30, 1996. The loss for 1996 includes losses from STL operations and LIS operations. For the period ended March 31, 1997, the net operating income of $416,000 is primarily interest and investment income earned on various investments. Substantially all the investments were included in the transfer of assets to the Creditors' Trust on March 31, 1997, thus the Company saw a significant decrease in the net operating income for other operations for the period ended June 30, 1997.



    Expenses and Other. As a result of the bankruptcy filings on October 10, 1995, by LFC, LMUSA and two other insignificant subsidiaries, the Company reported net reorganization items of $7.4 million and $21.2 million for the period ended March 31, 1997, and the year ended June 30, 1996, respectively. The reorganization items consisted primarily of professional and other fees of $7.0 million and $14.2 million reduced by a credit for interest earned on cash accumulated of $3.0 million and $8.7 million for the period ended March
31, 1997 and the year ended June 30, 1996, respectively. Upon filing bankruptcy on October 10, 1995, the Company ceased accruing corporate interest, thus there was no corporate interest expense for the period ended March 31, 1997.


    For the period ended March 31, 1997, the Company recorded an adjustment to prepetition liabilities for allowed or disputed claims of $3.5 million which is included in Reorganization Items-Net on the Company's Statement of Consolidated Operations. An extraordinary gain on discharge of debt of $136.0 million was recorded for the period ended March 31, 1997, based on the estimated distribution to creditors pursuant to the Plan of Reorganization. For fiscal 1996, there were charges for the write-off of deferred interest swap debits of $9.1 million and unamortized debt issuance cost of $6.6 million. After the adoption of fresh-start reporting on March 31, 1997, any professional fees related to the reorganization or interest earned on the cash held by the Creditors' Trust will be charged or credited to the income of the Creditors' Trust. The interest earned on the cash held by the Reorganized Company for the period ended June 30, 1997, is reported as operating income for the appropriate operating division.



    General and administrative expenses decreased from $2.7 million for the year ended June 30, 1996, to $1.3 million for the period ended March 31, 1997, and $188,000 for the period ended June 30, 1997, as a result of the significant decrease in the number of employees or consultants and related occupancy and office expenses.


      See "Item 8.  Financial Statements and Supplementary Data".

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995


    Mortgage Banking. The mortgage banking division during fiscal 1996, recorded an operating loss of $34.4 million as compared to an operating loss of $76.6 million in fiscal 1995, as reclassified. The results of fiscal 1996, as compared to fiscal 1995 are not comparable in that the Company sold substantially all of its assets to First Nationwide in two transactions, the first as of October 2, 1996, and the second effective January 31, 1997. In conjunction with the sale to First Nationwide, LMUSA recorded a loss on sale or disposal of $188.7 million fiscal 1996. Additionally, LMUSA recorded provisions for losses of $29.9 million and $66.3 million for the fiscal years ended June 30, 1996 and 1995, respectively.



    Assisted Care Management. The assisted care management division recorded operating income of $355,000 in fiscal 1996, as compared to $530,000 in fiscal 1995. Both were included in other operations in previous filings but have been reclassified as the assisted care management is a significant business unit prospectively. In fiscal 1995, the assisted care management division reported higher operating income than in fiscal 1996, because it earned $105,000 in investment income in fiscal 1995, compared to $0 in fiscal 1996, and personnel expenses were $224,000 in fiscal 1996, and only $159,000 in fiscal 1995.



    Other Operations. The other operations during fiscal 1996 reported an operating loss of $233,000 as compared to an operating loss of $21.7 million in fiscal 1995, as reclassified. The information systems subsidiary, LIS, reported a loss of $3.1 million during fiscal 1996. This loss was offset by $1.1 million net gain on the sale of the image processing subsidiary, Intellifile and a $1.2 million distribution received upon reorganization from common stock held in a real estate company. In fiscal 1995, the Company recorded provisions for losses for short term lending and other real estate operations of $22.7 million and Intellifile recorded a loss of $3.6 million. Other income included a gain of $2.8 million received in fiscal 1995, from the settlement of certain contractual provisions related to the Company's sale of ELLCO Leasing Corporation in fiscal 1991. In fiscal 1995, LIS was carried as discontinued operations.



    Expenses and Other. As a result of the bankruptcy filings on October 10, 1995, by LFC, LMUSA and two subsidiaries of LFC, the Company reported net reorganization items of $21.2 million in fiscal 1996, compared to $0 for fiscal 1995. Corporate interest decreased from $13.7 million for fiscal 1995 to $3.5 million for fiscal 1996, as the Company stopped accruing and paying corporate interest upon filing bankruptcy on October 10, 1996.



    General and administrative expenses decreased from $6.6 million for the year ended June 30, 1995, to $2.7 million for the year ended June 30, 1996, as a result of the significant decrease in the number of employees or consultants and related occupancy and office expenses.

    The Company recorded charges of $6.0 million for the staff reduction and $3.0 million for the reduction in the carrying value of the vacated building, reported as a provision for restructuring of $9.0 million on the Company's Statement of Consolidated Operations for the fiscal year ended June 30, 1995. Of the total $6.0 million of staff reduction provision, $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees.

    In fiscal 1995, the Company reported a loss from discontinued operations of $26.4 million related to the disposal of its information systems business.

    See "Item 8. Financial Statements and Supplementary Data".

OTHER OPERATIONS OF THE COMPANY

    Outlined below are other operations of the Company which were carried as discontinued operations in filings prior to June 30, 1996.


    Short Term Lending. The Company's short term lending operations included ST Lending ("STL"), a wholly-owned subsidiary of LMUSA, and Lomas Management ("LMI") which managed the assets of STL and certain other real estate operations. The net assets of STL were included in the assets distributed to the creditors of LMUSA on October 1, 1996. The Company had been liquidating its portfolio of construction, acquisition and development loans, and foreclosed real estate. The Company provided reserves of $22.7 million for the fiscal year ended June 30, 1995, to cover the expected loss on the liquidation of properties and the future operating losses of these companies. Losses from STL and other real estate operations charged to reserves were $2.2 million and $19.7 million, for the years ended June 30, 1996, and 1995, respectively.



    Information Systems. In December 1994, the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to RIS. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (adjusted based on the future financial performance of RIS); and a contingent interest equal to 35 percent of RIS's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. However, in March 1995, the parent of RIS announced its intention to sell its mortgage banking business which included RIS. In June 1995, RIS decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a provision of $24.4 million in June 1995, to write off the Company's carrying value of the contingent interest. During fiscal 1995, the Company recorded a loss from disposal of $24.4 million. The Company also had loss from discontinued operations of $2.0 million for the year ended June 30, 1995. In June 1996, the Company provided reserves of $3.1 million which reduced the net basis in the note to $4.0 million. The note receivable was included in the net assets transferred to the Creditors' Trust and recorded at its estimated fair value of $5.4 million. Cash proceeds of $5.4 million were received in June 1997.


    See "Item 8. Financial Statements and Supplementary Data" for more information.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of June 30, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Siena Holdings, Inc.:



    We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, formerly Lomas Financial Corporation and subsidiaries, (the "Company") as of June 30, 1997, and 1996, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for the three month period ended June 30, 1997, the nine month period ended March 31, 1997, and each of the years in the two year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, Schedule I-- Condensed Financial Information of the Registrant as of June 30, 1997, and 1996, and for the three month period ended June 30, 1997, the nine month period ended March 31, 1997, and each of the years in the two year period ended June 30, 1996, and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 1997, and for the three month period ended June 30, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedules based on our audits.


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


    The accompanying consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997, and each of the two years in the two year period ended June 30, 1996, were prepared assuming that the Company would continue as a going concern. The Company and its wholly owned subsidiary, Lomas Mortgage USA, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 10, 1995, however, the reorganization plans had not been confirmed by the Bankruptcy Court. Claims which were contingent at the commencement of Chapter
11 proceedings are generally allowable against debtor corporations. These claims, including, those which arise in connection with rejection of unfavorable executory contracts and leases were not determinable. As a result of the reorganization proceedings, the Company was subject to selling assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997, and each of the two years in the two year period ended June 30, 1996 do not include any adjustments that resulted from the outcome of these uncertainties.


    Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997, and each of the two years in the two year period ended June 30, 1996.


    In our opinion, the consolidated balance sheet of Siena Holdings, Inc. and subsidiaries as of June 30, 1997, and the related statements of consolidated operations, stockholders' equity (deficit), and cash flows for the three month period then ended, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the three month period then ended in conformity with generally accepted accounting principles. Also, in our opinion the related June 30, 1997, financial statement schedules, when considered in relation to the basic, June 30, 1997, consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

    As discussed in the notes to the consolidated financial statements, effective March 31, 1997, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheet as of June 30, 1997, and the related statements of consolidated operations and cash flows for the three month period ended June 30, 1997, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.


                                                KPMG Peat Marwick LLP


Dallas, Texas
September 19, 1997

                           CONSOLIDATED BALANCE SHEET

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                                           Reorganized      Predecessor
                                                                             Company          Company
                                                                          -------------    -------------
                                                                          June 30, 1997    June 30, 1996
                                                                          -------------    -------------
ASSETS
Cash and cash equivalents ..............................................   $      1,941    $    197,800

Investments ............................................................             --          28,394
Investment in real estate ..............................................          4,800              --
Receivables ............................................................            242          85,467
Fixed assets---net .....................................................             --          25,833
Foreclosed real estate---net ...........................................             --          14,580
                                                                           ------------    ------------
                                                                                  5,042         154,274
Less allowance for losses ..............................................             --         (24,821)
                                                                           ------------    ------------
                                                                                  5,042         129,453
Prepaid expenses and other assets ......................................             68           2,679
                                                                           ------------    ------------
                                                                           $      7,051    $    329,932
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses ................................   $        990    $     39,533
  Liabilities subject to Chapter 11 proceedings ........................             --         552,863
                                                                           ------------    ------------
                                                                                    990         592,396
                                                                           ------------    ------------

Stockholders' equity (deficit):
  Common stock--($.10 par value, 15,000 shares authorized, 4,000 shares issued and outstanding and $1 par value, 100,000 shares authorized, 20,149 shares issued and outstanding,
       respectively) ...................................................            400          20,149
   Preferred  stock --($1.00  par  value, 1,000  shares  authorized, 0 shares issued and outstanding and 0 shares authorized, issued and
       outstanding, respectively) ......................................             --              --
  Other paid-in capital ................................................          5,747         309,763
  Accumulated deficit ..................................................            (86)       (592,376)
                                                                           ------------    ------------
                                                                                  6,061        (262,464)
                                                                           ------------    ------------
                                                                           $      7,051    $    329,932
                                                                           ============    ============

See notes to consolidated financial statements

                      STATEMENT OF CONSOLIDATED OPERATIONS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                         Reorganized
                                                           Company                   Predecessor Company
                                                         ------------     --------------------------------------------
                                                         Three Month      Nine Month
                                                         Period Ended     Period Ended         Years Ended June 30
                                                           June 30,         March 31,     ----------------------------
                                                             1997             1997            1996            1995
                                                         ------------     ------------    ------------    ------------
Revenues:
  Commissions and fees ...............................   $        156     $      1,555    $     16,040    $     32,246
  Mortgage servicing .................................             --               --          59,938         134,349
  Interest ...........................................             27              956           7,933          27,439
  Investment .........................................             --               16          13,191          19,870
  Gain on sales ......................................             --              253             214           1,512
  Other ..............................................              1              455           6,031           6,806
                                                         ------------     ------------    ------------    ------------
                                                                  184            3,235         103,347         222,222
                                                         ------------     ------------    ------------    ------------
Expenses:
  Interest ...........................................             --               --          24,563          80,951
  Personnel ..........................................             20            1,602          38,555          60,630
  Depreciation and amortization ......................             --              106          17,358          66,998
  Other operating ....................................            250            3,273          32,476          46,252
  Provision for losses ...............................             --               --          31,114          85,673
  Provision for restructuring ........................             --               --              --           9,000
  Loss on sale or disposal of assets .................             --            3,718         188,691              --
                                                         ------------     ------------    ------------    ------------
                                                                  270            8,699         332,757         349,504
                                                         ------------     ------------    ------------    ------------
Loss from operations before reorganization items .....            (86)          (5,464)       (229,410)       (127,282)
Reorganization items-- net ...........................             --           (7,447)        (21,181)             --
                                                         ------------     ------------    ------------    ------------
Loss before loss from discontinued operations ........            (86)         (12,911)       (250,591)       (127,282)
Loss from discontinued operations:
  Loss from disposal .................................             --               --              --         (24,409)
  Loss from operations ...............................             --               --              --          (2,000)
                                                         ------------     ------------    ------------    ------------
Loss before extraordinary item .......................            (86)         (12,911)       (250,591)       (153,691)
Extraordinary gain on discharge of debt ..............             --          135,966              --              --
                                                         ------------     ------------    ------------    ------------
    Net income (loss) ................................   $        (86)    $    123,055    $   (250,591)   $   (153,691)
                                                         ============     ============    ============    ============


Earnings (loss) per share:
   Loss before loss from discontinued operations .....   $      (0.02)*             **              **              **
   Loss before extraordinary item ....................   $      (0.02)*             **              **              **
   Net income (loss) .................................   $      (0.02)*             **              **              **
Average number of shares .............................          4,000*              **              **              **



* Per share amounts for Reorganized Company based on 4 million shares reserved for issuance to creditors.


**   Per share amounts are not meaningful due to reorganization.


See notes to consolidated financial statements.

            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                   NINE MONTH PERIOD  ENDED MARCH 31, 1997
                  THREE MONTH PERIOD ENDED JUNE 30, 1997 AND
                       YEARS ENDED JUNE 30, 1995 AND 1996
                                 (IN THOUSANDS)


                                                         Common                      Other
                                                         Shares        Common       Paid-in      Accumulated
                                                       Outstanding     Stock        Capital        Deficit      Total
                                                       -----------   ----------    ----------    ----------    ----------
Balance at June 30, 1994 ...........................       20,100    $   20,100    $  309,429    $ (188,094)   $  141,435
Net loss ...........................................           --            --            --      (153,691)     (153,691)
Issuance of stock under stock plans ................           46            46           148            --           194
Unfiled claims under Chapter 11 proceedings ........           --            --           184            --           184
                                                           ------    ----------    ----------    ----------    ----------
    Balance at June 30, 1995 .......................       20,146        20,146       309,761      (341,785)      (11,878)
Net loss ...........................................           --            --            --      (250,591)     (250,591)
Issuance of stock under stock plans ................            3             3             2            --             5
                                                           ------    ----------    ----------    ----------    ----------
    Balance at June 30, 1996 .......................       20,149        20,149       309,763      (592,376)     (262,464)
Net income for period ended March 31, 1997 .........           --            --            --       123,055       123,055
Distribution of LMUSA to LMUSA creditors ...........           --            --            --       126,101       126,101
Settlement of intercompany claims with LMUSA .......           --            --            --        16,798        16,798
Effect of reorganization and fresh-start accounting:
    Cancellation of Predecessor equity                    (20,149)      (20,149)     (306,273)      326,422            --
    Issuance of new shares pursuant to the Plan of
    Reorganization ................................         4,000           400          (400)           --            --
    Fresh-start accounting valuation
     adjustments ...................................           --            --         2,657            --         2,657
                                                           ------    ----------    ----------    ----------    ----------
    Balance at March 31, 1997 ......................        4,000           400         5,747            --         6,147
Net loss for period ended June 30, 1997 ............           --            --            --           (86)          (86)
                                                           ------    ----------    ----------    ----------    ----------
    Balance at June 30, 1997 .......................        4,000    $      400    $    5,747    $      (86)   $    6,061
                                                           ======    ==========    ==========    ==========    ==========


See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                                    Reorganized
                                                                      Company               Predecessor Company
                                                                     --------    --------------------------------------------
                                                                   Three Month   Nine Month
                                                                   Period Ended  Period Ended        Years Ended June 30
                                                                      June 30,     March 31,     ----------------------------
                                                                       1997          1997            1996            1995
                                                                     --------    ------------    ------------    ------------
Operating activities:
  Net income (loss) ..............................................   $    (86)   $    123,055    $   (250,591)   $   (153,691)
  Adjustments to reconcile net income (loss) to cash provided
    (used) by operations before working capital changes:

    Extraordinary gain on discharge of debt ......................         --        (135,966)             --              --
    Loss from sale or disposal of assets .........................         --           3,718         188,691              --
    Loss from disposal of discontinued operations ................         --              --              --          24,409
    Loss from operations of discontinued operations ..............         --              --              --           2,000
    Depreciation and amortization ................................         --             106          17,358          66,998
    Provision for losses .........................................         --              --          31,114          85,673
    Provisions for restructuring .................................         --              --              --           9,000
    Loss on sales of mortgage servicing rights ...................         --              --              --             775
    Reorganization items:
         Claims in excess of recorded prepetition liabilities ....         --           3,454              --              --
         Write off of unamortized debt issuance cost .............         --              --           6,571              --
         Write off of net deferred debits on interest rate swap ..         --              --           9,115              --
                                                                     --------    ------------    ------------    ------------
         Cash provided (used) by operations before working
            capital changes ......................................        (86)         (5,633)          2,258          35,164
  Net change in first mortgage loans held or sale ................         --              --         345,278         (84,677)
  Net change in sundry receivables, payables and other assets ....         27          (1,601)        (29,859)        (41,731)
  Net cash used by discontinued operations .......................         --              --              --          (7,445)
                                                                     --------    ------------    ------------    ------------
         Net cash provided (used) by operating activities ........        (59)         (7,234)        317,677         (98,689)
                                                                     --------    ------------    ------------    ------------

Investing activities:
  Purchases of investments .......................................         --         (12,383)        (31,417)       (186,847)
  Maturities / sales of investments ..............................         --              --         283,012          24,885
  Net collections of mortgage notes receivable ...................         --              --           2,214          35,015
  Purchases of loans from pools ..................................         --              --          (4,283)         (6,941)
  Net sales of foreclosed real estate ............................         --             276          13,993          80,812
  Net sales of fixed assets ......................................         --          25,374           3,708             899
  Net purchases of future mortgage servicing income rights .......         --              --          (2,264)        (21,525)
   Proceeds from LMUSA assets sold to First Nationwide ...........         --           6,160         185,750              --
   Proceeds from settlement of intercompany dispute with
   LMUSA .........................................................         --           6,754              --              --
   Transfer to Litigation Trust pursuant to intercompany
      agreement ..................................................         --          (3,000)             --              --
   LMUSA cash balance at date of distribution ....................         --        (191,557)             --              --
   Transfer of cash to LFC Creditors' Trust for payment of
         claims and other liabilities pursuant to reorganization
         plan ....................................................         --          (8,558)             --              --
  Other ..........................................................         --              --              --             210
                                                                     --------    ------------    ------------    ------------
          Net cash provided (used) by investing activities .......         --        (176,934)        450,713         (73,492)
                                                                     --------    ------------    ------------    ------------

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (CONTINUED)
                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                                 Reorganized
                                                                   Company               Predecessor Company
                                                                 -----------  ---------------------------------------
                                                                Three Month    Nine Month
                                                                Period Ended  Period Ended     Years Ended June 30
                                                                  June 30,      March 31,    ------------------------
                                                                   1997          1997          1996          1995
                                                                ------------  ------------   ----------    ----------
Financing activities:
  Net borrowings (repayments) of notes payable ...............   $       --    $       --    $ (591,089)   $  250,041
  Term debt repayments .......................................           --       (11,632)       (1,011)      (66,528)
                                                                 ----------    ----------    ----------    ----------
         Net cash provided (used) by financing activities ....           --       (11,632)     (592,100)      183,513
                                                                 ----------    ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents .........          (59)     (195,800)      176,290        11,332
Cash and cash equivalents at beginning of period .............        2,000       197,800        21,510        10,178
                                                                 ----------    ----------    ----------    ----------
Cash and cash equivalents at end of period ...................   $    1,941    $    2,000    $  197,800    $   21,510
                                                                 ==========    ==========    ==========    ==========

Cash payments for:
  Interest ...................................................   $       --    $       --    $   12,727    $   83,317
  Federal income tax .........................................           --            --            --            --



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)


SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Siena Holdings, Corp. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc.. Prior to October 1, 1996, SHI's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp.. As a result of the confirmation of LMUSA's Chapter 11 reorganization plan (see "Reorganization" footnote), the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied (see "Fresh-Start Reporting" footnote). Accordingly, a vertical black line has been placed to separate the operating results of the Predecessor Company (prior to April 1, 1997) from the operating results of the Reorganized Company (April 1, 1997 through June 30, 1997), since they are not prepared on a comparable basis. Significant intercompany balances and transactions have been eliminated.

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

    Investment in Real Estate. Land is carried at the fresh-start reporting value as of March 31, 1997. In subsequent years, any decline in value will be recorded in the Statement of Consolidated Operations.

    Foreclosed Real Estate. Foreclosed real estate is carried at the lower of cost or fair value minus estimated selling costs.

    Allowance for Losses. Possible losses are provided for based on management's evaluation of each situation, including the determination of collectibility and net realizable value of the asset or underlying collateral.

    Fixed Assets. Fixed assets include land, buildings, furniture and fixtures and other equipment and are carried at amortized cost. Fixed assets that are anticipated to be disposed of are carried at estimated fair value net of estimated selling costs. Depreciation is computed on the straight line method over the estimated useful lives of the related assets.

    Purchased Future Mortgage Servicing Income Rights. Purchased future mortgage servicing income rights ("PMSR's") represent the portion of the purchase price of mortgage servicing portfolios acquired from others allocated to future net servicing income to be derived from servicing such mortgages.

    The Company periodically monitors its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSR'S due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses are performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis and adjusted as required. The Company amortizes the capitalized PMSR'S in proportion to, and over the period of, the estimated net servicing income. The expected life of the estimated net servicing income is based on the expected prepayment rates of the underlying mortgages within the tranches.


    Since April 1993, the Company had been using a simulation methodology to estimate the future prepayments of the Company's servicing portfolio. Effective July 1, 1994, the Company changed its estimates of prepayment speeds from this simulation methodology to using published Constant Prepayment Rates ("CPRs"). This change in estimate did not have a material effect on the consolidated financial statements of the Company.


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

    Federal Income Taxes. Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards and enacted tax rates that will be in effect for the years in which the differences are expected to reverse.

    Escrow, Agency and Fiduciary Funds. The Company maintains certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds are held in trust in segregated, generally noninterest bearing, bank accounts and are excluded from the corporate assets and liabilities of the Company.


    Earnings (Loss) Per Share. Loss per share for the period ended June 30, 1997, was determined using the weighted average shares reserved for issuance as March 31, 1997. Earnings (loss) per share information for the Predecessor is not presented because the Predecessor was closely held and the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

    Reclassifications. Certain reclassifications have been made to prior years' financial statements to conform to the 1997, presentation.


REORGANIZATION


    On October 10, 1995, Lomas Financial Corporation ("LFC"), two subsidiaries of LFC and Lomas Mortgage USA ("LMUSA") (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS"). The Chapter 11 cases were jointly administered until October 1, 1996. The Debtor Corporations managed their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") from October 10, 1995, through October 4, 1996.


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


    The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996, and subsequently filed their first amended joint plan of reorganization on May 13, 1996, and their second amended joint plan of reorganization on July 3, 1996. An order confirming the second amended joint plan of reorganization filed on October 4, 1996, and a stipulation and order among the Joint Debtors and the LFC Creditors' Committee regarding technical modifications to plan of reorganization and confirmation order filed on January 27, 1997, together with the second amended joint plan of reorganization filed on July 3, 1996, are collectively referred to herein as the "Joint Plan". LMUSA filed its own proposed plan of reorganization on April 8, 1996, and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996, and its second amended joint plan of reorganization on July 3, 1996, (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

    The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, and LMUSA was discharged from the bankruptcy case, and changed its name to Nomas Corp. As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the

Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.


    The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed an agreement in respect of intercompany claims (the "Intercompany Agreement"). The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, certain assets were transferred to the Company on the effective date of March 7, 1997. The LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997, and the Company emerged with a new name, Siena Holdings, Inc. See Exhibit 10.1,
Exhibit 10.2 and Exhibit 10.3 which are filed as exhibits to the Company's annual Form 10-K for the year ended June 30, 1997.


    The following is a listing of the classes of creditors under the Joint
Plan:

     o    Administrative Claims

          Claims against debtor for any actual and necessary expenses of debtor, operating business of debtor, or expenses incurred or assumed by the debtor during and after reorganization. These claims must be paid in full in cash and can be paid in the ordinary course of business as such claim matures prior to the distribution date for other claims.

     o    Priority Tax and Non-tax Claims

          Claims against debtor deemed a priority by the Bankruptcy Court. These claims must be paid in full in cash and can be paid in the ordinary course of business as such Claim matures prior to the distribution date for other claims.

     o    Class 1 - Secured Claims

          There are no secured claims in LFC, LAS or LIS.

     o    Class 2 - Unsecured Directors and Officers ("D&O") Claims

          Under the Joint Plan, there is no distribution with respect to D&O claims. The holder will have recourse through insurance policies maintained by LFC, subject to the policies' coverage of claims.

     o    Class 3 - General Unsecured Claims

          All unsecured claims relating to LFC except those relating to convenience, intercompany, and Management Security Plan ("MSP"). Pursuant to a Bankruptcy Court stipulation and order, a single distribution reserve of $6.3 million of the MSP Trust funds has been maintained in order to satisfy any obligations to the MSP claimants under the Joint Plan, pending final adjudication of the MSP Claimants' claim rights, if any, against the Joint Debtors (see the "Management Security Plan" footnote).

     o    Class 4 - Convenience Unsecured Claims

          Unsecured claim not to exceed an amount greater than $500 or the holder has agreed in writing to reduce this claim to such amount and to release any further or additional claim against the debtor.

     o    Class 5 - Intercompany Claims


          On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee the Intercompany Agreement. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: cash ($6.754 million), investments ($3.373 million), and real estate ($2.143 million). In addition, the following assets or liabilities were eliminated as a result of the release of all other claims between LFC and LMUSA: receivables ($0.323 million), accounts payable and accrued expenses ($7.613 million) and liabilities subject to chapter 11 proceedings ($0.238 million). The Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA Joint Litigation Trust Agreement dated March 6, 1997, (the "Litigation Trust"). Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined therein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. The net effect of the settlement, including the payment to the Litigation Trust, was recorded as an increase in retained earnings (deficit) of $16.798 million.


    Under the terms of the Joint Plan, the amount of allowed and disputed priority, convenience and unsecured claims totaled $155.8 million. This exceeded the amount of prepetition liabilities recorded on the Company's financial statements by $3.5 million, which was a charge to Reorganization Items - Net on the Company's Statement of Consolidated Operations for the period ended March 31, 1997. Of the increase in the prepetition liabilities, $3.0 million related to Management Security Plan claims (see the "Management Security Plan" footnote).

    The following is a summary of the estimated claims, excluding administrative, (in thousands):

Priority  LIS claims - allowed .........   $        234
Convenience claims - allowed ...........              1
Unsecured Class 3 claims -
     Bondholders - allowed .............        145,433
     Other claims - allowed ............          1,366
MSP claims - disputed ..................          8,803
                                           ------------
                                           $    155,837
                                           ============

    Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. After settlement of administrative expenses and priority claims, approximately $11 million will be available for distribution to this group of unsecured creditors on the initial distribution date. In addition, as assets in the Creditors' Trust (see "Creditors' Trust" footnote) are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were reserved for issuance and will be issued on the initial distribution date (see "Stockholders' Equity (Deficit)" footnote). The initial distribution date is expected to be in the second quarter of fiscal 1998.


    The estimated distribution is calculated based on fair values applied to the assets transferred to the Creditors' Trust upon adoption of fresh-start reporting and known liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Company. The extraordinary gain on discharge of debt recorded in the Company's Statement of Consolidated Operations for the period ended March 31, 1997, is $136.0 million.


FRESH-START REPORTING

    In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.


    In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997, was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate pre-reorganization operating results from post-reorganization operating results since they are not prepared on a comparable basis.


    Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities have been stated at their fair value.

    The effect of the plan of reorganization on the Company's Consolidated Balance Sheet as of March 31, 1997, is as follows (in dollars in thousands):


                                                  Pre-         Adjustments   Fresh-Start
                                              reorganization     to Record    Accounting    Reorganized
                                              Balance Sheet      Plan of      Valuation     Balance Sheet
                                              March 31, 1997  Reorganization  Adjustments   April 1, 1997
                                              --------------  --------------  -----------   -------------
                                                                     *
                 ASSETS

Cash and cash equivalents ....................   $   10,559    $   (8,559)   $       --    $    2,000

Investments ..................................       13,338       (13,338)           --            --
Receivables - net ............................        4,186        (4,038)           --           148
Investment in real estate ....................        2,143            --         2,657         4,800
                                                 ----------    ----------    ----------    ----------
                                                     19,667       (17,376)        2,657         4,948
Allowance for losses .........................       (3,828)        3,828            --            --
                                                 ----------    ----------    ----------    ----------
                                                     15,839       (13,548)        2,657         4,948
Prepaid expenses and other assets ............          336          (218)           --           118
                                                 ----------    ----------    ----------    ----------
                                                 $   26,734    $  (22,325)   $    2,657    $    7,066
                                                 ==========    ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY(DEFICIT)

Liabilities:
Accounts payable and accrued expenses ........   $    3,373    $   (2,454)   $       --    $      919
Liabilities subject to Chapter 11
  proceedings ................................      155,837      (155,837)           --            --
                                                 ----------    ----------    ----------    ----------
                                                    159,210      (158,291)           --           919
                                                 ----------    ----------    ----------    ----------
Stockholders' Equity (Deficit):
Common stock .................................       20,149            --       (19,749)          400
Preferred stock ..............................           --            --            --            --
Other paid-in capital ........................      309,763            --      (304,016)        5,747
Accumulated Deficit ..........................     (462,388)      135,966       326,422            --
                                                 ----------    ----------    ----------    ----------
                                                   (132,476)      135,966         2,657         6,147
                                                 ----------    ----------    ----------    ----------
                                                 $   26,734    $  (22,325)   $    2,657    $    7,066
                                                 ==========    ==========    ==========    ==========


* The adjustments to record the plan of reorganization includes the transfer of assets and liabilities to the Creditors' Trust (see "Creditors' Trust" footnote).

    The following entries record the provisions of the Plan and the adoption of fresh-start reporting (in dollars, in thousands):

                                                                    Debit           Credit
                                                                   -------          -------
 (1)Record the distribution pursuant to the Plan
        including the transfer of nonreorganization
        assets and liabilities to the Creditors' Trust .
            Liabilities subject to Chapter 11 proceedings          155,837
            Accounts payable and accrued expenses                    2,454
            Allowance of losses                                      3,828
            Cash and cash equivalents                                                 8,559
            Investments                                                              13,338
            Receivables                                                               4,038
            Prepaid expenses                                                            218
            Extraordinary gain on discharge of debt                                 135,966
                                                                   -------          -------
                                                                   162,119          162,119

 (2)Record fresh-start valuation adjustments to assets
        and liabilities.
            Investment in real estate                                2,657
            Other paid-in capital                                                     2,657
                                                                   -------          -------
                                                                     2,657            2,657

 (3)Record cancellation of Predecessor equity and the
    issuance of new shares pursuant to the Plan.
            Common stock - old                                      20,149
            Additional paid-in capital                             306,673
            Retained earnings                                                       326,422
            Common stock - new                                                          400
                                                                   -------          -------
                                                                   326,822          326,822


REORGANIZATION ITEMS--NET

    The Bankruptcy Code requires the separate classification of revenues and expenses that are a direct result of the Chapter 11 filing. As such, these items have been segregated on the Statement of Consolidated Operations and include the following (in thousands):


                                                           June 30, 1997  June 30, 1996
                                                           -------------  --------------
Interest earned on cash accumulated .....................   $   (3,049)   $   (8,691)
Write off of unamortized debt issuance cost .............           --         6,571
Write off of deferred interest swap debits ..............           --         9,115
Professional fees .......................................        6,911        13,605
Adjustment to liabilities for allowed or disputed claims:
      MSP claims ........................................        3,048            --
      Other .............................................          406            --
Other ...................................................          131           581
                                                            ----------    ----------
                                                            $    7,447    $   21,181
                                                            ==========    ==========

CREDITORS' TRUST


    The Joint Plan established a creditors' trust (the "Creditors' Trust") which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the creditors' and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of the trust assets and settlement of trust liabilities.

    The following is a summary of the nonreorganized assets and liabilities held in the Creditors' Trust as of June 30, 1997, carried at the estimated fair value (in thousands) (unaudited):



Cash available for payment of unsecured claims .................................................   $   11,247
Cash available for payment of LIS priority claims ..............................................          234
Cash held in reserve pending settlement of MSP claims and legal expenses .......................        6,708
                                                                                                   ----------
                                                                                                       18,189
                                                                                                   ----------
Net assets available for future distribution to Class 3 creditors':
      Cash held for payment of administrative expenses and other trust .........................        2,818
      Investments:
           Subordinated promissory note, face $15 million, due November 22,2000 ................        2,222
           Two limited partnerships which fund institutional mortgage loans ....................        2,186
           Investment in the MSP Trust (see "Management Security Plan" footnote) ...............        1,278
           Equity interest in a real estate company ............................................        1,200
           Other ...............................................................................           45
                                                                                                   ----------
                 Total investments .............................................................        6,931
                                                                                                   ----------
      Receivables ..............................................................................           75
      Prepaid expenses and other assets ........................................................          109
      Accounts payable and accrued expenses ....................................................       (1,908)
                                                                                                   ----------
                  Net assets available for future distribution to Class 3 creditors' ...........        8,025
                                                                                                   ----------
                                                                                                   $   26,214
                                                                                                   ==========

INVESTMENTS

     Investments consisted of the following (in thousands):


                                         June 30, 1997  June 30, 1996
                                         -------------  -------------
Restricted investments .................   $       --   $   21,184
Other investments ......................           --        3,837
Fixed maturity securities ..............           --        3,373
                                           ----------   ----------
                                           $       --   $   28,394
                                           ==========   ==========



    Restricted investments at June 30, 1996, included $8.2 million of cash and marketable securities purchased to fund certain benefit plans ($7.6 million related to the Management Security Plan--see "Management Security Plan" footnote). Also at June 30, 1996, cash and certificates of deposit of $13.0 million were either held on behalf of others or pledged to provide surety for various performance and indemnifications. Included in the $13 million was an $11.2 million escrow account established pursuant to a Bankruptcy Court order for the dispute between LMUSA and Residential Information Services, Inc. ("RIS"), a data processing services provider, regarding a penalty for the deconversion of LMUSA's servicing portfolio. This RIS escrow account was distributed to LMUSA on October 1, 1996. Substantially all other investments were transferred to the Creditors' Trust at March 31, 1997.

    Commercial paper and bank certificates of deposit are funded with proceeds from, and are pledged as collateral for, investment lines of credit. The commercial paper and bank certificates of deposit have fixed rates of interest and generally mature within 31 days, at which time the investment lines of credit are paid down. Revenue from the net interest spread on these transactions totaled approximately $9.2 million and $15.8 million for the years ended June 30, 1996, and 1995, respectively.


INVESTMENT IN REAL ESTATE

    The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The only property currently owned was transferred back to LLG by LMUSA as a result of the intercompany settlement process. The real property consists of 179.4 acres (approximately
147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes five tracts of land: one tract of approximately
36.5 net acres zoned multi-family, two tracts of approximately 85.5 net acres zoned single-family and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen recently completed the construction of a city park off of Exchange Parkway near the multi-family tract. Management of the Company intends to develop the property over an estimated period of three to five years. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

RECEIVABLES

     Receivables consisted of the following (in thousands):


                                                                June 30, 1997    June 30, 1996
                                                                -------------    -------------
Management fees receivable - assisted care facility .............   $      240   $      377
Receivable from First Nationwide Mortgage Corp ..................           --       74,849
Note receivable from RIS for sale of information system
   assets - net of allowance for losses of $0 and $4,000,
   respectively .................................................           --        4,000
Other mortgage notes receivable .................................           --        2,011
Insurance agency commissions and premiums .......................           --        1,416
Mortgage notes receivable of STL - net of allowance for
   losses of $0 and $429, respectively ..........................           --        1,185
Other receivables ...............................................           --          550
Accrued interest ................................................            2          551
Receivables for servicing related advances and settlements ......           --          528
                                                                    ----------   ----------
                                                                    $      242   $   85,467
                                                                    ==========   ==========



    The Company, through its wholly-owned subsidiary Siena Housing Management Corp. ("SHM"), manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977, with Treemont, Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income.

Treemont has elected to make significant capital improvements for fire protection over fiscal years 1998, and 1999, to be funded from operations. These expenditures will decrease the management fee received by SHM during that time as compared to the prior years.


    SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

    As discussed in the "Disposal or Sale of Assets" footnote, the Company sold substantially all of its mortgage servicing portfolio and other related assets to First Nationwide during fiscal year 1996. Proceeds of $6.2 million were received by LMUSA in the first quarter of fiscal 1997. On October 1, 1996, the remaining balance of the following receivables were distributed to LMUSA: receivable from First Nationwide, other mortgage notes receivable, insurance agency commissions and premiums, mortgage notes receivable of STL, receivables for servicing related advances and settlements and substantially all of the accrued interest and other receivables.


    As partial consideration from RIS for the sale of substantially all of the assets of the Company's information systems subsidiary, a note in the amount of $8 million was received. The Company provided additional reserves in fiscal 1996 and reduced the net basis in the note to $4.0 million. At March 31, 1997, the note was valued at $5.4 million and included in the net assets distributed to the Creditors' Trust. In June 1997, the Creditors' Trust received proceeds of $5.4 million.

FIXED ASSETS

    During fiscal 1996, the Company recorded provisions totaling $17.5 million for the write-down of the carrying value of its office buildings and fixed assets, including $12.6 million for the write-down of the land and office buildings which were held for sale at June 30, 1996.

    During fiscal 1995 the Company recorded provisions totaling $34.6 million for the write-down of the carrying value of certain of its office buildings and fixed assets. Included in the $34.6 million provision, $3.0 million was related to an office building which was vacated and sold in connection with the Company's restructuring plan, and therefore, was included in provisions for restructuring.

     Fixed assets consisted of the following (in thousands):

                                                         June 30, 1997  June 30, 1996
                                                         -------------  -------------
Land and buildings held for sale .......................   $       --   $   29,822
Furniture, equipment and leasehold improvements ........           --       13,622
                                                                   --       43,444
Accumulated depreciation ...............................           --      (17,611)
                                                           ----------   ----------
                                                           $       --   $   25,833
                                                           ==========   ==========


    On August 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Creditors' Committee, Travelers received $11.43 million of the proceeds. The net cash received was deposited into a joint account for the Company and LMUSA. In conjunction with the intercompany claims settlement process in March 1997, the Company received
$1.3 million and LMUSA was granted the remainder plus accrued interest from the joint account. Additionally, substantially all the furniture and equipment of the Company and LMUSA was sold by a liquidator during July and August 1996.

ALLOWANCE FOR LOSSES

    Activity in the allowance account was as follows (in thousands):

                                          Period Ended    Period Ended     Year Ended June 30
                                             June 30,     March 31,   ------------------------
                                               1997       1997          1996          1995
                                           ----------   ----------    ----------    ----------
Beginning balance ......................   $       --   $   24,821    $   32,394    $   10,225
Provision for losses ...................           --           --        31,114        85,673
Charge-offs or write downs .............           --         (483)      (48,884)      (70,213)
Recoveries .............................           --           --         9,290         9,103
Distribution of LMUSA to LMUSA
      creditors ........................           --      (20,510)           --            --
Fresh-start valuation adjustment .......           --       (3,828)           --            --
Other changes - net ....................           --           --           907        (2,394)
                                           ----------   ----------    ----------    ----------
                                           $       --   $       --    $   24,821    $   32,394
                                           ==========   ==========    ==========    ==========

     The allowance for losses was allocated as follows (in thousands):


                                                        June 30, 1997   June 30, 1996
                                                        -------------   -------------
Indemnification claims for the sale of servicing
  portfolio and other assets to First Nationwide .......   $       --   $   20,510
Other ..................................................           --        4,311
                                                           ----------   -----------
                                                           $       --   $   24,821
                                                           ==========   ==========


PROVISIONS FOR LOSSES

    Provisions for losses, excluding restructuring charges and provisions for discontinued operations, consisted of the following (in millions):


                                                   Period Ended   Period Ended      Year Ended June 30
                                                     June 30,       March 31,
                                                        1997         1997         1996          1995
                                                     ----------   ----------   ----------    ----------
Reduction in the carrying value of
      Company-owned land and buildings ...........   $       --   $       --   $     12.6    $     27.1
Provision for loss on swaps ......................           --           --          6.6           7.4
Provision for mortgage servicing related
  receivables, foreclosed real estate
  and other assets ...............................           --           --          5.2          22.0
Reduction in the carrying values of
  furniture and equipment ........................           --           --          4.9           4.5
Provision for the RIS note receivable ............           --           --          3.1            --
Mortgage banking commitments and
  contingencies ..................................           --           --           --           6.6
Provision for STL foreclosed real estate
  and mortgage notes receivable ..................           --           --           --          12.0
Provision for other real estate operations .......           --           --           --           4.1
Other ............................................           --           --         (1.3)           --
                                                             --           --           --           2.0
                                                     ----------   ----------   ----------    ----------
                                                     $       --   $       --   $     31.1    $     85.7
                                                     ==========   ==========   ==========    ==========


PURCHASED FUTURE MORTGAGE SERVICING INCOME RIGHTS


    The purchased future mortgage servicing rights recorded by the Company were written off during fiscal year 1996, due to the sale of the underlying servicing rights primarily to First Nationwide. The write off is primarily reflected through the loss on disposal or sale on the Statement of Consolidated Operations. During the year ended June 30, 1995, the Company established a provision of $5.4 million related to impairment in the carrying value of PMSR'S. At June 30, 1995, the Company serviced 540,325 loans and the aggregate unpaid principal balance of the Company's servicing portfolio was $33.1 billion.

     Changes in PMSR'S were as follows (in thousands):


                                         Period Ended   Period Ended      Year Ended June 30
                                            June 30,     March 31,   ------------------------
                                              1997         1997         1996          1995
                                           ----------   ----------   ----------    ----------
Beginning balance ......................   $       --   $       --   $  346,958    $  382,009
Additions ..............................           --           --       13,711        60,405
Sales and write-offs ...................           --           --     (346,543)      (36,554)
Amortization ...........................           --           --      (14,126)      (53,502)
Impairment write-off ...................           --           --           --        (5,400)
                                           ----------   ----------   ----------    ----------
Ending balance .........................   $       --   $       --   $       --    $  346,958
                                           ==========   ==========   ==========    ==========


PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consisted of the following (in thousands):


                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------
Prepaid expenses, primarily insurance ............   $       68   $    2,257
Other assets .....................................           --          422
                                                     ----------   ----------
                                                     $       68   $    2,679
                                                     ==========   ==========


DEBT


    Prior to the adoption of fresh-start reporting and recording the discharge of debt on March 31, 1997, all prepetition liabilities were segregated on the Consolidated Balance Sheet as Liabilities Subject to Chapter 11 Proceedings as a result of the bankruptcy filing on October 10, 1995, (see "Fresh-Start Reporting" footnote) The outstanding balances of debt were as follows (in thousands):



                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------
Liabilities subject to Chapter 11 proceedings.... $         --     $   552,863



    The Company ceased accruing and paying corporate interest upon filing for bankruptcy on October 10, 1995, thus the average annual interest rates for the periods ended June 30, 1997, and March 31, 1997, and the year ended June 30, 1996, were not applicable The balance of Liabilities subject to Chapter 11 proceedings at June 30, 1996, consisted of the following (in thousands):


      Term debt of LMUSA:
       o  Notes due in 1997 ........................   $  150,000
       o  Notes due in 2002 ........................      190,000
       o  Mortgage note due in 1996 ................       37,759
                                                       ----------
                                                          377,759
      Convertible notes of LFC due in 2003 .........      139,918
      Accrued interest on term notes ...............       23,785
      Other payables ...............................       11,401
                                                       ----------
                                                       $  552,863
                                                       ==========

    At reorganization on March 31, 1997, the balance of Liabilities subject to Chapter 11 proceedings was eliminated and a gain on discharge of debt was recorded as an Extraordinary item on the Company's Statement of

Consolidated Operations (see "Fresh-Start Reporting" and "Reorganization" footnotes). Upon filing bankruptcy, the Company ceased accruing interest on the notes. The above accrued amount represents the unpaid interest on the LFC and LMUSA notes through October 9, 1995. The prepetition liabilities of LMUSA were eliminated from the Company's balance sheet on October 1, 1996, when the Company's interest in LMUSA was extinguished.


    On October 1, 1992, the Company, through LMUSA, issued $340 million principal amount of unsecured notes. The notes were issued in two tranches:
$150 million of 9.75% notes due 1997, and $190 million of 10.25% notes due 2002. The blended interest cost on these notes is 10.03%. The net proceeds of this offering were used to retire $330 million of increasing rate term notes due
1999 which LMUSA issued pursuant to LFC's 1992 plan of reorganization. LMUSA announced on October 2, 1995, that it did not make the approximately $17 million of scheduled interest payments on its 9.75% term notes payable due October 1, 1997, and its 10.25% term notes payable due October 1, 2001. In conjunction with the Chapter 11 filing, the debt was converted to an unsecured claim subject to compromise through LMUSA's bankruptcy distribution process.



    The senior convertible notes due 2003 bear interest at 9% and are convertible into approximately 8,000,000 shares of LFC's common stock at a conversion price of $17.50 per share. The notes may be redeemed in whole or in part at the option of the Company on or after October 31, 1994, at prices ranging from 107.2% decreasing to 100% on or after October 31, 2001. Beginning in 1997, the Company would have been required to provide sinking fund payments of $10 million principal each year until 2002. Dividends have been restricted to 50% of LFC's accumulated consolidated net income, as defined in the indenture, since January 1, 1992. However, due to the Chapter 11 filing, the notes were converted to an unsecured claim subject to compromise through the bankruptcy distribution process.



    The mortgage note payable to Travelers Insurance Company ("Travelers") was payable in monthly installments with a final lump-sum payment due March 1, 1996. The note was secured by three of the former Lomas owned facilities. In connection with the Chapter 11 filing, the former headquarter buildings were sold at public auction in accordance with a Bankruptcy Court order between Travelers, the Debtors and the LMUSA Creditors' Committee. The buildings collateralizing the note, along with others, were sold on July 16, 1996, for $23.5 million. Traveler's received $11.43 million cash in respect of its secured claim and the remaining balance was converted to an unsecured claim subject to compromise in LMUSA's bankruptcy distribution process.


FEDERAL INCOME TAXES


    In prior years the Company filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October
1, 1996, and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file their own consolidated federal income tax return for the period ended June 30, 1997. Various tax attributes, including net operating loss carryforwards, will be allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal
Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.


    Fresh-start reporting requires SHI and its subsidiaries to report federal income tax expense when in a taxable position before utilization of any pre-reorganization net operating loss carryforwards and recognition of any pre-reorganization deductible temporary differences. Benefits realized in the consolidated income tax return from utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at the date of confirmation of the Plan are reported as direct additions to paid-in capital under fresh-start reporting.

     SHI and its subsidiaries had no gross deferred tax liabilities and approximately $92 million in gross deferred tax assets as of June 30, 1997, subject to an offsetting valuation allowance of approximately $92 million. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these tax attributes on a consolidated basis will result in adjustments to paid-in capital.


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management does not believe that it is more likely than not that the Company will realize the benefit of these deferred tax assets. Any such tax benefits subsequently recognized related to the valuation allowance for deferred tax assets as of June 30, 1997, will be allocated to paid-in capital.



     SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 1997, totaling approximately $257 million. These net operating loss carryforwards expire in the years 2003 through 2011. Approximately $63 million of these net operating losses arose prior to the previous 1991, reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC")Section 382. Approximately $194 million of the net operating losses arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).


     The net operating loss carryforwards are reflected net of the interest expense deductions for the three preceding years attributable to indebtedness canceled as a result of the Company's bankruptcy, pursuant to IRC Section 382(1)(5)(B). The net operating loss carryforwards have also been reduced by the cancellation of indebtedness as required by IRC Section 108(b)(2)(A). The amount and nature of the cancellation of indebtedness is based upon the best estimates available to management and is subject to adjustment upon resolution of the various claims against the Company. To the extent such claims are resolved in the Company's favor, the amount of cancellation of indebtedness may be decreased, resulting in an increase to the net operating loss carryforwards.

     All of the net operating loss carryforwards are subject to applicable provisions of the IRC and will expire if SHI undergoes another change in ownership, within the meaning of Section 382, within the two year period following the most recent ownership change resulting from the Plan of Reorganization.

     The difference between actual tax expense (benefit) on continuing operations and the amount computed by applying the statutory rate to income
(loss) from continuing operations consisted of the following components (in thousands):


                                               Three Month   Nine Month      Years Ended June 30
                                               Period Ended Period Ended    ------------------------
                                                  June 30,   March 31,
                                                    1997       1997             1996          1995
                                                    ----       ----             ----          ----
Tax expense (benefit) at statutory rate ......  $   (30)     $ 43,069       $ (87,707)     $(44,549)
Book/tax difference in loss reserves
   attributable to sale of assets ............       --         2,253              --            --
Book/tax difference in amortization of
  purchased future mortgage servicing
  income and goodwill ........................       --            --              --          (424)
Change in beginning-of-the-year balance
  of valuation allowance for deferred tax
  assets allocated to income taxes ...........       30       (45,322)*       105,216        52,871
Discontinued operations ......................       --            --              --        (9,243)
Other ........................................       --            --         (17,509)        1,345
                                                -------      --------       ---------      --------
     Actual tax expense ......................  $    --      $     --       $      --      $     --
                                                =======      ========       =========      ========




* The balance of the valuation allowance for deferred tax assets for the period ended March 31, 1997, has been reduced by an additional $221,104 to reflect the reduction in net deferred tax assets attributable to the distribution of LMUSA pursuant to the Plan of Reorganization. The progression of the valuation allowance is as follows:


           Valuation allowance at June 30, 1996 ......................      $(358,104)
           Reduction attributable to the distribution of LMUSA ........       221,104
           Change in valuation allowance for the period ending
             March 31, 1997 ...........................................        45,322
                                                                            ---------
           Valuation allowance at March 31, 1997 ......................     $ (91,678)
                                                                            =========

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997, and 1996, are presented below (in thousands):



                                                          Three Month     Nine Month        Years Ended June 30
                                                          Period Ended    Period Ended    ------------------------
                                                             June 30,       March 31,
                                                              1997            1997          1996           1995
                                                             --------      --------       ---------      ---------
Deferred tax assets:
 Post-reorganization net operating loss carryover .....     $     30      $     --       $ 234,946      $ 105,925
 Pre-reorganization net operating loss carryover ......       89,950        89,950         110,950        110,950
 Loss reserves ........................................        1,728         1,728          31,165         33,562
 Deferred income on terminated swap agreements .......            --            --              --          1,578
 Purchased servicing write-down ......................            --            --              --         23,359
 Employee benefits ....................................           --            --           2,814          3,029
 Partnership income ..................................            --            --             315          1,061
 Uniform capitalization expense ......................            --            --           2,730          3,141
 Miscellaneous assets ................................            --            --             145            135
                                                            --------      --------       ---------      ---------
    Total gross deferred tax assets ...................       91,708        91,678         383,065        282,740
 Less valuation allowance .............................      (91,708)      (91,678)*      (358,104)      (252,888)
                                                            --------      --------       ---------      ---------
       Net deferred tax assets ........................           --            --          24,961         29,852
                                                            --------      --------       ---------      ---------
Deferred tax liabilities:
 Software development costs ..........................            --            --              --             --
 Pension overfunding .................................            --            --           4,800          4,806
 Accelerated depreciation .............................           --            --          18,524         17,878
 Partnership loss .....................................           --            --             627            670
 Excess mortgage servicing fees ......................            --            --              --          1,926
 Miscellaneous liabilities ............................           --            --           1,010          4,572
                                                            --------      --------       ---------      ---------
    Total gross deferred tax liabilities ..............           --            --          24,961         29,852
                                                            --------      --------       ---------      ---------
       Net deferred tax liability .....................     $     --      $     --       $      --      $      --
                                                            --------      --------       ---------      ---------


* See footnote detailing the progression of the valuation allowance at the end of the previous table.

STOCKHOLDERS' EQUITY (DEFICIT)

     As of June 30, 1997, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock will be issued on the initial distribution date. The initial distribution date is expected to be in the second quarter of fiscal 1998. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares are considered issued. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     The Company, as of June 30, 1997, had 1,000,000 shares of $1.00 par value preferred stock (the "Reorganized Preferred Stock") authorized, with 0 shares issued and outstanding.

     As of June 30, 1996, the Predecessor Company, LFC, had 100,000,000 shares of $1 par value common stock (the "Predecessor Common Stock") authorized and 20,149,000 shares issued and outstanding. The Predecessor Common Stock had no preemptive or other subscription rights and there were no conversion rights, redemption or sinking fund provisions with respect to such shares. All of the Predecessor Common Stock, warrants and stock options were canceled at reorganization on March 31, 1997.

STOCK PLANS

     The Reorganized Company has no stock plans as of June 30, 1997. The Predecessor Company had two stock incentive plans, the Directors Plan and the 1993 Program, at June 30, 1996. Both were canceled at reorganization.


     Directors Plan. Directors of the Company who were not employees participated in the Directors Plan. On November 2, 1994, each participating director was granted 500 units under the Directors Plan and an additional 500 units were granted to each participating director at the 1995 and 1994 Annual Stockholders Meeting. Each unit represented the right of the holder thereof to be paid one share of Common Stock at the earlier of (i) the date such holder terminates service as a director of the Company and (ii) the tenth anniversary of the date of the award. The number of shares of Common Stock that could be granted under the Directors Plan was 100,000, and at June 30, 1996, there were 9,000 units outstanding.


     1993 Program. The 1993 Program provided for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, either in tandem with stock options or freestanding; (3) restricted stock awards; (4) performance shares; (5) performance units; (6) dividend equivalents; and (7) other stock-based awards to key personnel and executives based on each such individual's present and potential contribution to the success of the Company. The 1993 Program authorized the issuance of Common Stock (or with respect to which awards may be granted) up to a maximum of 1,800,000 shares; provided that, no more than 300,000 shares could be granted in any one fiscal year.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS


     Reverse Interest Rate Swaps. The Company, through its subsidiary LMUSA, entered into reverse interest rate swap agreements from July 1992, through October 1995. Under the terms of the swap agreements, the Company received an annual fixed rate of interest and paid a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. In June 1995, LMUSA terminated $160 million notional amount of the swaps. LMUSA paid $5.0 million cash and recorded a loss of approximately $2.2 million. During the fiscal year 1996, the remaining $640 million notional amount of outstanding interest rate swaps was terminated. LMUSA paid $24.8 million cash and recorded a loss of approximately $6.6 million. As a result of the Chapter 11 filing, the net deferred debits of $9.1 million were written off in October 1995. During fiscal 1996, and 1995, the Company incurred net interest expense of $1.4 million and $2.5 million, respectively, from the swaps.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for those that it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used, and in other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. The derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in an immediate sale of the instruments.

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

     Liabilities Subject to Chapter 11 Proceedings. These represent liabilities incurred and unpaid by the Company as of October 10, 1995. As the payment of the liabilities is subject to compromise through the Bankruptcy Court's distribution process, the ultimate settlement amount of these items could not be determined as of fiscal year end June 30, 1996. As such, these amounts were excluded from the following table.

     The estimated fair values of the Company's on-balance sheet and off-balance sheet financial instruments are as follows (in thousands):


                                                    June 30, 1997                 June 30, 1996
                                              -------------------------     ------------------------
                                               Carrying                      Carrying
                                                Amount       Fair Value       Amount       Fair Value
                                              ----------     ----------     ----------     ----------
Financial Assets:
  Cash and cash equivalents .............     $     1941     $    1,941     $  197,800     $  197,800
  Investments ...........................     $       --     $       --     $   28,394     $   28,394
  Notes receivable ......................     $       --     $       --     $    7,196     $    6,147
  First Nationwide receivable ...........     $       --     $       --     $   74,849     $   74,849


LEASES


     The Company's continuing operations incurred rental expense for the periods ended June 30, 1997, and March 31, 1997, and for the years ended June 30, 1996, and 1995, and had future minimum rental commitments at June 30, 1997, for noncancellable leases as follows (in thousands):


                                                         Office
                                                          Space       Equipment       Total
                                                         -------      ---------      -------
         Expense for the periods ended:
           June 30, 1997 .........................        $    2        $   --        $    2
           March 31, 1997 ........................        $  124        $   13        $  137

         Expense for the years ended:
           1996 ..................................        $  523        $  772        $  925
           1995 ..................................        $1,038        $1,512        $2,550

         Commitments for the years ending June 30:
           1998 ..................................        $   --        $   --        $   --
           Thereafter ............................            --            --            --
                                                          ------        ------        ------
           Total minimum lease payments ..........        $   --        $   --        $   --
                                                          ======        ======        ======

REDUCTION IN FORCE AND RESTRUCTURING


     To offset declines in production-related revenues, to reduce its servicing-related cost and to streamline its operations, the Company adopted a reduction-in-force and restructuring plan in January 1995, plan (the "1995 Plan"). The 1995 Plan reduced the staff by approximately 200 employees. The Company recorded a charge of $6.0 million in fiscal year 1995, of which approximately $2.3 million was the pension plan curtailment loss (noncash charge) related to the enhanced pension benefits for involuntary retirees. In addition, the Company recorded a $3.0 million provision in fiscal year 1995, for the reduction in the carrying value of one of its office buildings which was vacated in connection with the 1995 Plan and was sold subsequent to fiscal year 1996. The combined $9.0 provision for restructuring was reported on the Company's Statement of Consolidated Operations for the fiscal year ended June 30, 1995.


     On October 10, 1995, the Bankruptcy Court authorized a compensation plan which included two essential components. First, a retention and performance bonus to be paid to all remaining LMUSA employees based on a percentage of base salary. The retention plan provided for lump sum payments ranging from one-half to one full month of annual base salary for most participants and 50 to 75% of annual base salary for certain employees identified as "key" to the sale of assets to First Nationwide and the restructuring process. Second, severance payments were paid to all LMUSA employees. The severance plan provided for lump sum cash payments ranging from two months to eighteen months of annual base salary depending upon job classification. The Company recorded an approximate $16.5 million provision during fiscal year 1996, for severance related expenses which is recognized through the loss from disposal or sale on the Statement of Consolidated Operations. During fiscal year 1996, approximately 1,000 employees were terminated. Approximately 10 employees were terminated during the first quarter of fiscal year 1997, and the remaining employees were employees of LMUSA or one of its subsidiaries. As of June 30, 1997, the Company has no employees and approximately 5 part-time consultants.


PENSION PLANS

     Defined Benefit Plan. The Company's pension plan, the Lomas Financial Group Pension Plan ("the Plan"), was sponsored by LMUSA. The Plan was a noncontributory plan which covered substantially all employees of the Company. Benefits were based on the employee's years of service and compensation. Pension plan assets consisted principally of listed stocks and bonds and United States government securities. The Company made contributions to the Plan which equaled or exceeded the minimum amounts required by the Employee Retirement Income Security Act of 1974.

     The Company terminated approximately 1,000 employees in fiscal 1996 and the remainder were terminated in fiscal 1997. The Company was in the process of terminating the Plan and either purchasing annuities or making lump sum payments to all participants at the time LMUSA was distributed to the LMUSA creditors on October 1, 1996. The Company, through LMUSA, expensed the prepaid pension in connection with the termination of the employees. The expense is reflected through the loss on disposal or sale of assets on the Company's Statement of Consolidated Operations for the year ended June 30, 1996.

     In the course of reviewing the funding status of the Plan, it was determined to be over funded. Under current law, upon termination of the Plan, the excess assets would revert to LMUSA, subject to taxes of approximately 50%. Management determined that it would be possible to utilize the excess assets to improve employee benefits by providing an additional benefit (enhancement) to employees. Accordingly, on October 6, 1995, LMUSA amended the Pension Plan to provide additional retirement benefits for eligible employees. On January 30, 1996, the IRS issued a favorable determination letter with respect to such an amendment to the Plan. The right to any excess assets was included in the distribution of LMUSA to LMUSA creditors on October 1, 1996.

     (Expense) credits to expense related to the defined benefit plan included the following components (in thousands):


                                                 Three Month      Nine Month
                                                Period Ended     Period Ended         Years Ended June 30
                                                  June 30,         March 31,
                                                    1997             1997            1996               1995
                                                  --------         --------         -------          -------
Actual return on plan assets ............         $     --         $     --         $(3,948)         $   867
Net amortization and deferrals ..........               --               --             571            2,900
Service costs--benefits earned ..........               --               --             998           (1,538)
Interest on projected benefit obligations               --               --           1,240           (1,880)
Curtailment .............................               --               --              --               --
                                                  --------         --------         -------          -------
Net (expense) credit recognized .........         $     --         $     --         $(1,139)         $   349
                                                  ========         ========         =======          =======



     The funded status of the Company's defined benefit plan after giving effect to accruals and contributions was as follows (in thousands):


                                                                     June 30, 1997     June 30, 1996
                                                                     -------------     -------------
Plan assets at market value .........................................   $     --         $ 13,579
Actuarial present value of projected benefit  obligations ...........         --          (12,467)
                                                                        --------         --------
  Excess plan assets ................................................         --            1,112
Unrecognized prior service cost .....................................         --           (1,112)
                                                                        --------         --------
Prepaid pension expense recorded in the financial statements ........   $     --         $     --
                                                                        ========         ========

Actuarial present value of accumulated benefit obligations ..........   $     --         $ 12,467
Actuarial present value of vested benefit obligations ...............   $     --         $ 12,467



     The assumptions used in the accounting were: discount/settlement rates of 6.8% and 8.0% , rates of increase in compensation levels of 7.9% and 7.9%, and expected long term rate of return on assets of 9.0% and 9.0%, for fiscal years ended June 30, 1996, and 1995, respectively.



     Defined Contribution Plan. The Company established a 401(k) savings plan effective April 1, 1994. Substantially all employees of the Company were eligible to participate in the plan. Eligible employees were entitled to contribute up to 12% of salary, and the Company matched up to 35% of an employee's contributions up to 6% of salary. The total amount of contributions made by the Company during fiscal 1996, and 1995, were $213,000 and $254,000, respectively. The plan was terminated by the Company effective June 30, 1996.


MANAGEMENT SECURITY PLAN

     The Company had a Management Security Plan ("MSP") for certain of its employees. According to the MSP, key employees of the Company who participated in the MSP are to be paid, in the event of retirement or death, a portion of the employee's salary which such employee chose as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. The LFC Creditors' Committee has argued that the funds contributed to the MSP are held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency.

     Because of the bankruptcy filings by the Company and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP since the petition date. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Creditors' Committee contends that the funds in the trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

     On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. On March 31, 1997, the balance in the MSP Trust was $7.9 million. Pursuant to the above stipulation while implementing fresh-start reporting, the Company assumed $6.3 million of the MSP Trust balance to be held in reserve for MSP claimants. At fresh-start reporting on March 31, 1997, the remainder of the MSP Trust, $1.6 million, net of a reserve of $0.4 million for MSP related legal fees and expenses, was distributed to the Creditors' Trust. The preliminary MSP disputed claims total $8.8 million. The ultimate amount to be distributed to the MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings.

     The assets of the MSP Trust, which consist solely of cash, were included in investments on the Consolidated Balance Sheet of the Predecessor Company and totaled $7.6 million at June 30, 1996. Income and expenses of the MSP Trust were included in the Company's Statement of Consolidated Operations for the period ended March 31, 1997, and the years ended June 30, 1996, and 1995. After distribution to the Creditors' Trust on March 31, 1997, income and expenses of the MSP Trust are credited or charged to the Creditors' Trust for the period ended June 30, 1997.


DISPOSAL OR SALE OF ASSETS

     Mortgage Banking. On October 2, 1995, LMUSA closed the sale to First Nationwide Mortgage Corporation ("First Nationwide") of its GNMA servicing portfolio (approximately $7.9 billion in unpaid principal balance of mortgage loans), its investment in LMUSA Partnership and its loan production business including its mortgage loans held for sale and the payment of the related warehouse lines of credit (the "GNMA Sale"). On January 31, 1996, LMUSA closed the sale to First Nationwide of its remaining mortgage servicing portfolio (approximately $12 billion in unpaid principal balance of mortgage loans) and certain other assets pursuant to Section 363 of the Bankruptcy Code (the "Section 363 Sale").

     The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $3.7 million for the period ended March 31, 1997 and $188.7 million for the year ended June 30, 1996. These transactions are subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution on October 1, 1996.

DISCONTINUED OPERATIONS


     Information Systems. In December 1994, the Company completed the sale of substantially all of the assets of its information systems subsidiary ("LIS") to RIS. As consideration for the sale, the Company received $2.5 million in cash; an $8.0 million note due five years after closing and accruing interest at a rate per annum of 8 percent payable at maturity (adjusted based on the future financial performance of RIS, and a contingent interest equal to 35 percent of the RIS's adjusted gross revenues in excess of $55 million per year generated during the seven years ending December 31, 2001. In March 1995, the parent of RIS announced its intention to sell its mortgage banking business which included the RIS. In June 1995, RIS decided not to convert its mortgage servicing portfolio to the LIS servicing system. As a result, the Company recorded a loss from disposal of discontinued operations of $24.4 million in June 1995, to write off the Company's carrying value of the such asset. The Company also had a loss from discontinued operations of $2.0 million for the year ended June 30, 1995. In June 1996, the Company provided reserves of $3.1 million which reduced the net basis in the note to $4.0 million. At fresh-start reporting on March 31, 1997, the note was valued at $5.4 million and included in the net assets distributed to the Creditors' Trust. In June 1997, the Creditors' Trust received proceeds of $5.4 million.

     Loss from discontinued operations as reported in the Company's Statement of Consolidated Operations was as follows (in thousands):


                                           Three Month     Nine Month
                                           Period Ended   Period Ended      Years Ended June 30
                                             June 30,       March 31,
                                              1997           1997            1996            1995
                                             --------       --------       --------        --------
Loss from discontinued operations:
  Loss from disposal .................       $     --       $     --       $     --        $(24,409)

Loss from operations:
  Loss from operations--LIS ..........             --             --             --         (11,839)
  Provisions for future operating
    losses--LIS ......................             --             --             --          (2,000)
                                             --------       --------       --------        --------
                                                   --             --             --         (13,839)
  Less charges to reserves ...........             --             --             --          11,839
                                             --------       --------       --------        --------
    Loss from  operations ............             --             --             --          (2,000)
                                             --------       --------       --------        --------
Loss from discontinued operations ....       $     --       $     --       $     --        $(26,409)
                                             ========       ========       ========        ========


TRANSACTIONS WITH AFFILIATES


     The Company, through LMUSA, was a partner and manager of LMUSA Partnership (the "Partnership") until October 2, 1995, when the Company sold, among other assets, its investment in the Partnership to First Nationwide (see "Disposal or Sale of Assets" footnote). The Partnership was engaged primarily in acquiring mortgage servicing and servicing single-family mortgages. The Company subserviced all mortgages in the Partnership's mortgage servicing portfolio for its usual subservicing fees. During fiscal 1995, the Company acquired from the Partnership approximately $787.3 million in unpaid principal balance of mortgage servicing rights for approximately $13.0 million of cash. This transaction resulted in a gain of $4.9 million for the Partnership. This mortgage servicing portfolio was originally sold to the Partnership by the Company in fiscal 1994 at a loss of $1.3 million. During the years ended June 30, 1996, and 1995, the Company received subservicing fees of approximately $1.7 million and $4.5 million from the Partnership, respectively.


     The Company, through a wholly-owned subsidiary, was a manager of Liberte Investors ("Liberte"), a real estate investment trust. In October 1993, Liberte filed for a pre-packaged bankruptcy and emerged from the bankruptcy proceedings in April 1994. A substantial portion of Liberte's real estate portfolio was spun off to its creditors and the management agreement was terminated in April 1995. For the year ended June 30, 1995, the Company received management fees of $0.2 million under the management agreement.

LEGAL PROCEEDINGS

     The Company had a Management Security Plan ("MSP") for certain of its employees. According to the MSP, key employees of the Company who participated in the MSP are to be paid, in the event of retirement or death, a portion of the employee's salary which such employee chose as the basis for computation of retirement or death benefits. The Company ceased new enrollments in 1985. The LFC Creditors' Committee has argued that the funds contributed to the MSP are held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency.

     Because of the bankruptcy filings by the Company and LMUSA, no contributions, payments or actuarial evaluation have been made to the MSP since the petition date. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Creditors' Committee contends that the funds in the trust constitute property of the Company's estate. However, the trustee, Bankers Trust, has asserted that the trustee is obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

     On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. On March 31, 1997, the balance in the MSP Trust was $7.9 million. Pursuant to the above stipulation while implementing fresh-start reporting, the Company assumed $6.3 million of the MSP Trust balance to be held in reserve for MSP claimants. At fresh-start reporting on March 31, 1997, the remainder of the MSP Trust, $1.6 million, net of a reserve of $0.4 million for MSP related legal fees and expenses, was distributed to the Creditors' Trust. The preliminary MSP disputed claims total $8.8 million. The ultimate amount to be distributed to the MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings.


     The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company is entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June 1997, and subsequently transferred to the Creditors' Trust. The remaining funds were received in July 1997.



     On August 28, 1996, the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains, inter alia, claims for breach of contract, fraud, tortious interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. This case was settled and proceeds of $5.4 million were received in June 1997, by the Company and subsequently transferred, net of $234,000 for certain administrative claims, to the Creditors' Trust.

QUARTERLY RESULTS (UNAUDITED)


     The following is a summary of the unaudited quarterly results of operations for the periods ended March 31, 1997, and June 30, 1997, (in thousands of dollars, except per share amounts):




                                                                                                               Reorganized
                                                                     Predecessor Company                         Company
                                                             Nine Month Period Ended March 31, 1997            -----------
                                                  ----------------------------------------------------------    Three Month
                                                   First          Second        Third         Reorganization    Period Ended
                                                  Quarter         Quarter       Quarter        Adjustments        June 30
                                                  -------         -------       -------       --------------      --------
Revenues ................................          2,538             338           359                --           184
Loss from operations before
  reorganization items ..................         (5,044)            (89)          (49)             (282)          (86)
Reorganization items---net ..............         (1,940)           (929)         (674)           (3,904)           --
Loss before extraordinary item ..........         (6,984)         (1,018)         (723)           (4,186)          (86)
Extraordinary gain on discharge of debt .             --              --            --           135,966            --
Net income (loss) .......................         (6,984)         (1,018)         (723)          131,780           (86)

Income (loss) per common share:
Loss before extraordinary item ..........             **              **            **                **          (.02)*
Net income (loss) .......................             **              **            **                **          (.02)*


     * Per share amounts for Reorganized Company based on shares reserved for issuance to creditors.
    ** Per share amounts not meaningful due to reorganization.


     The first quarter of fiscal 1997, included the results of operations for LMUSA prior to the disbursement of LMUSA to LMUSA creditors on October 1, 1996. LMUSA recorded a loss on sale or disposal of assets of $3.7 million in the first quarter related to the sale of assets to First Nationwide (see "Disposal or Sale of Assets" footnote).


     The Company continued to incur reorganization expenses in all periods presented for the Predecessor Company. For the first, second and third quarters, the reorganization expenses consisted primarily of professional fees net of interest earned on cash accumulated.

     Subsequent to the third quarter, the Company adopted fresh-start accounting and recorded certain adjustments pursuant to the Plan of Reorganization (see the "Reorganization" and "Fresh-Start Reporting" footnotes). These adjustments included reorganization expense of $3.9 million, primarily related to the increase of prepetition liabilities to the amount of allowed or disputed claims outstanding, and an extraordinary gain on the discharge of debt of $136.0 million.

     The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1996, (in thousands of dollars, except per share amounts):


                                                                  Year Ended June 30, 1996
                                                 ------------------------------------------------------------
                                                                     Predecessor Company
                                                 ------------------------------------------------------------
                                                    First          Second             Third          Fourth
                                                   Quarter         Quarter           Quarter         Quarter
                                                 ------------------------------------------------------------
Revenues ................................           55,429           29,512           14,166            4,240
Loss from operations before
  reorganization items ..................         (194,230)         (13,940)          (2,153)         (19,087)
Reorganization items---net ..............               --          (16,373)          (1,675)          (3,133)
  Net loss ..............................         (194,230)         (30,313)          (3,828)         (22,220)

Loss per common share:
Net loss ................................               **               **               **               **

    ** Per share amounts not meaningful due to reorganization.


     In the first quarter of fiscal 1996, the Company recorded a loss on the sale of assets to First Nationwide of $162.2 million. The Company incurred additional losses during the second, third and fourth quarters of fiscal 1996, of $18.4 million, $2.3 million and $5.9 million, respectively, as the result of the prepayment of the mortgage servicing portfolio and other adjustments. See "Disposal or Sale of Assets" footnote.


     After the Chapter 11 filings (see "Chapter 11 Proceedings" footnote), the Company recorded reorganization expenses (net of interest earned in cash accumulated) of $16.3 million, $1.7 million and $3.1 million during the second, third and fourth quarters of fiscal 1996. See "Reorganization Items--Net" footnote.

INDUSTRY SEGMENT DATA OF OPERATIONS


     The following summarizes the Company's industry segment data of operations as of June 30, 1997, and 1996, and for the periods ended June 30, 1997, and March 31, 1997, and the years ended June 30, 1996, and 1995, (in thousands):



                                                          Reorganized
                                                            Company                     Predecessor Company
                                                          ------------     ---------------------------------------------------
                                                          Three Month       Nine Month
                                                          Period Ended     Period Ended               Years Ended June 30
                                                             June 30,         March 31,           ----------------------------
                                                               1997             1997                1996               1995
                                                          ------------     ------------           ---------          ---------
Revenues:
  Mortgage banking ..................................         $    --          $   2,242          $  98,038          $ 209,245
  Assisted care management ..........................             168                523                672                738
  Other .............................................              16                470              6,027             17,067
                                                              -------          ---------          ---------          ---------
                                                                  184              3,235            104,737            227,050
Intersegment revenues eliminated in consolidation ...              --                 --             (1,390)            (4,828)
                                                              -------          ---------          ---------          ---------
Total revenues per Statement of Consolidated
         Operations .................................         $   184          $   3,235          $ 103,347          $ 222,222
                                                              =======          =========          =========          =========

Operating income (loss):
  Mortgage banking ..................................         $    --          $  (1,186)         $ (34,430)         $ (82,821)
  Assisted care management ..........................              87                376                355                530
  Other .............................................              15                416               (233)           (21,659)
                                                              -------          ---------          ---------          ---------
                                                                  102               (394)           (34,308)          (103,950)
Expenses:
  General and administrative ........................            (188)            (1,352)            (2,675)            (6,587)
  Provision for losses ..............................              --                 --               (273)              (162)
  Provision for restructuring .......................              --                 --                 --             (2,800)
  Corporate interest ................................              --                 --             (3,463)           (13,783)
  Loss on sale or disposal of assets ................              --             (3,718)          (188,691)                --
                                                              -------          ---------          ---------          ---------
  Loss from operations before reorganization .......              (86)            (5,464)          (229,410)          (127,282)
    items
Reorganization items---net ..........................              --             (7,447)           (21,181)                --
                                                              -------          ---------          ---------          ---------
    Loss before loss from discontinued operations ...             (86)           (12,911)          (250,591)          (127,282)

Loss from discontinued operations:
  Loss from disposal ................................              --                 --                 --            (24,409)
  Loss from operations ..............................              --                 --                 --             (2,000)
                                                              -------          ---------          ---------          ---------
Loss before extraordinary item ......................             (86)           (12,911)          (250,591)          (153,691)
Extraordinary gain on discharge of debt .............              --            135,966                 --                 --
                                                              -------          ---------          ---------          ---------
    Net income (loss) ...............................         $   (86)         $ 123,055          $(250,591)         $(153,691)
                                                              =======          =========          =========          =========

                                                           June 30, 1997  June 30, 1996
                                                           -------------  -------------
Identifiable Assets:
  Mortgage banking .....................................     $       --     $  292,903
  Assisted care facility management ....................          1,165            810
  Other ................................................          5,886         36,219
                                                             ----------     ----------
    Total assets per Consolidated Balance Sheet ........     $    7,051     $  329,932
                                                             ==========     ==========



                                                            Reorganized
                                                              Company                  Predecessor Company
                                                            ------------    -----------------------------------------
                                                            Three Month      Nine Month
                                                            Period Ended    Period  Ended      Years Ended June 30
                                                              June 30,        March 31,     -------------------------
                                                                1997           1997           1996          1995
                                                            ------------    -------------   ----------- -------------
Depreciation and amortization expense:
  Mortgage banking .....................................     $       --     $      106     $   17,057     $   65,426
  Assisted care facility management  ...................             --             --             --             --
  Other ................................................             --             --            301          1,572
                                                             ----------     ----------     ----------     ----------
                                                             $       --     $      106     $   17,358     $   66,998
                                                             ==========     ==========     ==========     ==========

Net Charges to Allowance for Losses:
  Mortgage banking .....................................     $       --     $       --     $   47,199     $   53,420
  Assisted care facility management ....................             --             --             --             --
  Other ................................................             --            483          1,685         16,793
                                                             ----------     ----------     ----------     ----------
                                                             $       --     $      483     $   48,884     $   70,213
                                                             ==========     ==========     ==========     ==========

Capital expenditures:
  Mortgage banking .....................................     $       --     $       --     $      149     $      511
  Assisted care facility management  ...................             --             --             --             --
  Other ................................................             --             --             --          1,179
                                                             ----------     ----------     ----------     ----------
                                                             $       --     $       --     $      149     $    1,690
                                                             ==========     ==========     ==========     ==========



    Intersegment charges to LMUSA operations are as follows (in thousands):


                                                 Three Month   Nine Month
                                                 Period Ended  Period Ended   Years Ended June 30
                                                   June 30,     March 31,
                                                     1997         1997         1996         1995
                                                   --------     --------     --------     --------
Intellifile for image processing .............     $     --     $     --     $  2,413     $  1,020
LIS for data processing and
  telecommunications                                     --           --           --       12,811
LAS for various administrative services ......           --           --           --        7,542
LAS  for office space ........................           --           --           --        2,833
LFC for management fees ......................           --           --           --        1,500
LFC for interest income ......................           --           --           --         (697)
                                                   --------     --------     --------     --------
                                                   $     --     $     --     $  2,413     $ 25,009
                                                   ========     ========     ========     ========



     After LIS assets were sold in fiscal 1995, (see "Disposal or Sale of Assets" footnote) data processing and telecommunication charges were no longer provided by a related entity Additionally, LAS was dissolved effective July 1, 1996, and Intellifile was sold as of August 31, 1996.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                               Reorganized     Predecessor
                                                                                 Company          Company
                                                                              -------------   -------------
                                                                              June 30, 1997   June 30, 1996
                                                                              -------------   -------------
ASSETS
Cash and cash equivalents .................................................     $      240      $    4,594

Investments (including  $6,678 and $2,134, respectively, investments in
          subsidiaries  eliminated in consolidation) ......................          6,678          16,770
Receivables (including $0 and $7,076, respectively, due from
      subsidiaries eliminated in consolidation) ...........................              1           2,196
Less allowance for losses .................................................             --          (4,718)
                                                                                ----------      ----------
                                                                                     6,679          14,248
Prepaid expenses and other assets .........................................             68           1,824
                                                                                ----------      ----------
                                                                                $    6,987      $   20,666
                                                                                ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses (including $4,000 and $4,089,
   respectively, due to subsidiaries eliminated in consolidation) .........     $      926      $    5,669
   Investment in subsidiaries (eliminated in consolidation) ...............             --         123,080
  Liabilities subject to Chapter 11 proceedings (including $0  and $862,
      respectively, due to subsidiaries eliminated in consolidation) ......             --         154,381
                                                                                ----------      ----------
                                                                                       926         283,130
                                                                                ----------      ----------

Stockholders' equity (deficit):
  Common stock--($.10 par value,  15,000 shares authorized, 4,000 shares issued  and outstanding and $1 par value, 100,000 shares authorized,
   20,149 shares issued and outstanding at June 30, 1997 and 1996,
   respectively) ..........................................................             --          20,149
   Preferred stock --( $1.00 par value, 1,000 shares authorized, 0 shares
       issued and outstanding at June 30, 1997) ...........................             --              --
  Other paid-in capital ...................................................          6,147         309,763
  Accumulated Deficit  ....................................................            (86)       (592,376)
                                                                                ----------      ----------
                                                                                     6,061        (262,464)
                                                                                ----------      ----------
                                                                                $    6,987      $   20,666
                                                                                ==========      ==========


See notes to consolidated financial statements.

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                       CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                           Reorganized
                                                             Company                  Predecessor Company
                                                           ------------    -------------------------------------------
                                                           Three Month      Nine Month
                                                           Period Ended    Period Ended       Years Ended June 30
                                                             June 30,         March 31,    ---------------------------
                                                               1997             1997           1996          1995
                                                           ------------    ----------      ----------      -----------
Revenues:
  Investment (excluding dividends from
          subsidiaries) ...............................     $        6      $       --      $    1,434      $      802
  Other ...............................................              1             299           1,554           2,931
                                                            ----------      ----------      ----------      ----------
                                                                     7             299           2,988           3,733
                                                            ----------      ----------      ----------      ----------
Expenses:
  Interest ............................................             --              --           3,463          13,888
  General and administrative ..........................            188           1,352           2,674           6,587
  Provision for losses ................................             --              --             273          36,593
                                                            ----------      ----------      ----------      ----------

                                                                   188           1,352           6,410          57,068
                                                            ----------      ----------      ----------      ----------
Loss from operations before reorganization items
     and equity in income (loss)  of subsidiaries
                                                                  (181)         (1,053)         (3,422)        (53,335)
   Equity in income (loss) of subsidiaries ............             95          (4,818)       (243,730)        (73,947)
   Reorganization items-- net .........................             --          (7,040)         (3,439)             --
                                                            ----------      ----------      ----------      ----------
Loss before loss from discontinued operations .........            (86)        (12,911)       (250,591)       (127,282)
   Loss from discontinued operations ..................             --              --              --         (26,409)
                                                                                                            ----------
Loss before extraordinary item ........................            (86)        (12,911)       (250,591)       (153,691)
   Extraordinary gain on discharge of debt ............             --         135,966              --              --
                                                            ----------      ----------      ----------      ----------

    Net income (loss) .................................     $      (86)     $  123,055      $ (250,591)     $ (153,691)
                                                            ==========      ==========      ==========      ==========



Dividends paid by subsidiaries ........................     $       --      $       --      $       --      $      891
                                                            ==========      ==========      ==========      ==========

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    Reorganized
                                                                       Company                  Predecessor Company
                                                                    ------------     ------------------------------------------
                                                                    Three Month       Nine Month
                                                                    Period Ended     Period Ended       Years Ended June 30
                                                                       June 30,         March 31,    --------------------------
                                                                        1997            1997            1996            1995
                                                                     ----------      ----------      ----------      ----------
Operating activities:
  Net income (loss) ..............................................   $      (86)     $  123,055      $ (250,591)     $ (153,691)
  Adjustments to reconcile net income (loss) to cash provided
    (used) by operations before working capital changes:
           Loss from discontinued operations .....................           --              --              --          26,409
           Extraordinary gain on discharge of debt ...............           --        (135,966)             --              --
      Depreciation and amortization ..............................           --              --             140             202
      Provisions for losses and restructuring ....................           --              --             273          36,593
           Equity (income) loss of subsidiaries ..................          (95)          4,818         243,730          73,947
      Reorganization items:
         Claims in excess of recorded prepetition liabilities ....           --           3,454              --              --
                                                                     ----------      ----------      ----------      ----------

         Cash used by operations before working
            capital changes ......................................         (181)         (4,639)         (6,448)        (16,540)
Net change in sundry receivables, payables and other assets ......           91           5,179           6,182          (8,425)
                                                                     ----------      ----------      ----------      ----------
         Net cash provided (used) by operating activities ........          (90)            540            (266)        (24,965)
                                                                     ----------      ----------      ----------      ----------
Investing activities:
  Net maturities/sales (purchases) of investments ................           --              --           3,715          12,407
    Proceeds from settlement of intercompany dispute with
     LMUSA .......................................................           --           6,754              --              --
    Transfer to Litigation Trust pursuant to intercompany
        agreement ................................................           --          (3,000)             --              --
     Transfer to LFC Creditors' Trust for payment of claims
      and other liabilities pursuant to reorganization plan ......           --          (8,558)             --              --
    Other ........................................................           --              --              --              --
                                                                     ----------      ----------      ----------      ----------
         Net cash provided (used) by investing activities ........           --          (4,804)          3,715          12,407
                                                                     ----------      ----------      ----------      ----------

Financing activities:
  Change in receivables from subsidiaries ........................           --              --             585          23,290
  Net funding of subsidiaries operations .........................           --              --              --          (8,935)
                                                                     ----------      ----------      ----------      ----------
         Net cash provided by financing activities ...............           --              --             585          14,355
                                                                     ----------      ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents .............          (90)         (4,264)          4,034           1,797
Cash and cash equivalents at beginning of period .................          330           4,594             560          (1,237)
                                                                     ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period .......................   $      240      $      330      $    4,594      $      560
                                                                     ==========      ==========      ==========      ==========

            SCHEDULE III---REAL ESTATE AND ACCUMULATED DEPRECIATION

                     SIENA HOLDINGS, INC AND SUBSIDIARIES

                                 JUNE 30, 1997
                                 (IN THOUSANDS)


                                                      Initial cost to Company    Cost capitalized to acquisition
                                                    -------------------------    -------------------------------
                                                                Buildings and
      Description                   Encumbrances      Land      improvements      Improvements   Carrying costs
      -----------                   ------------    ---------   -------------    --------------  ---------------
  189.3 acres of unimproved
    land in Allen, Texas (the
      "Allen property").............      --        $ 2,143         $ --              $ --           $ --


                                    Gross amount at which carried at
                                      close of June 30, 1997 (*)
                                    --------------------------------
                                              Buildings and            Accumulated     Date of       Date
      Description                    Land     improvements    Total    depreciation  construction   acquired
      -----------                   -------   -------------   ------   ------------  ------------  ----------
  189.3 acres of unimproved
    land in Allen, Texas (the
      "Allen property").............$ 4,800      $ --          $ 4,800       --          N/A       3/5/97



The changes in the investment in real estate is as follows (in thousands):

Balance at March 31, 1997
    Additions during the period:
        Additions through foreclosure               $    --
        Other acquisitions (**)                       2,143
        Improvements, etc                                --
        Other : Fresh-start valuation adjustment      2,657
                                                    -------
                                                    $ 4,800
    Deductions during the period:
        Cost of real estate sold                         --
        Other                                            --
                                                    -------

Balance at June 30, 1997                            $ 4,800
                                                    =======


* The aggregate cost for Federal income tax purposes of the Allen property at June 30, 1997, is $6.59 million.

** The Allen property was acquired from STL, a wholly-owned subsidiary of LMUSA, as a result of the intercompany settlement agreement in March 1997. At the adoption of fresh-start accounting on March 31, 1997, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds, resulting in an increase in the basis of $2.26 million.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE REGISTRANT


     Pursuant to the Joint Plan, the LFC Creditors' Committee appointed a new Board of Directors for the Reorganized Company, Siena Holdings, Inc., effective with the confirmation of the Joint Plan on October 4, 1997. The five members of the Board of Directors include:



     JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 50.



     ERIC M. BODOW -- Senior Vice President, Sagner/Marks, Inc., since 1992; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 52.


     JAMES D. KEMP -- President, The Trust Company, N.A., since May 1997; President Chief Executive Officer, Kemp Consulting from 1993 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1993. Age 50.


     MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 66.


     FRANK B. RYAN -- Professor of Mathematics at Rice University (currently on leave); Director, Danielson Holding Corporation; Director, Texas Micro, Inc.; Director, America West Airlines, Inc. Age 61.


     For information as to former directors of the Predecessor Company, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual Form 10-K for the year ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following two officers were designated by the LFC Creditors' Committee at confirmation of the Joint Plan on October 4, 1996:


     JOHN KNEAFSEY -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.



     W JOSEPH DRYER -- President and Chief Accounting Officer of the Company since October 4, 1996; prior thereto, Senior Vice President from January 1995; also, President and Director of Russian River Energy Co. from 1992 to 1994; and President and Director of Geothermal Resources International, Inc. since 1994; prior thereto, an officer since 1984. Age 42.


     For information as to former officers of the Predecessor Company, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual Form 10-K for the year ended June 30, 1996.

ITEM 11  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


     The Summary Compensation Table shows certain compensation information for services rendered in all capacities during the three month period ended June 30, 1997, and the nine month period ended March 31, 1997, for the two executive officers of the Company as of June 30, 1997. For compensation information as to officers of the Predecessor Company in prior fiscal years, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual Form 10-K for the year ended June 30, 1996.


                                                                          Compensation
                                                       Period                  ($)
                                                 ------------------       ------------
John Kneafsey (1).............................   Three months ended           6,000
     Chairman and Chief Executive Officer           June 30, 1997
                                                  Nine months ended          12,000
                                                    March 31, 1997

W Joseph Dryer (2)............................   Three months ended          33,000
     President and Chief Accounting Officer         June 30, 1997
                                                  Nine months ended         170,106
                                                    March 31, 1997

-----------

(1) Compensation information for Mr. Kneafsey relates to the period beginning October 4, 1996, when he became Chairman and Chief Executive Officer of SHI.


(2) Compensation information for Mr. Dryer includes the period from July 1, 1996, to October 4, 1996, in which Mr. Dryer served in another capacity as Senior Vice President of the Predecessor Company, and received compensation from the Company and LMUSA.


COMPENSATION OF DIRECTORS

     Directors receive annual compensation at the rate of $5,000 and fees of $1,000 for each Board of Directors' meeting attended. All of the Predecessor Company's stock plans or other retirement benefits for the directors' were canceled during the year pursuant to the confirmation of the Joint Plan.

EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

     There are presently no employment or other compensatory agreements in place for either John Kneafsey or W Joseph Dryer. The total compensation for each officer is a fixed amount as follows: $2,000 per month for John Kneafsey and $11,000 per month for W. Joseph Dryer. A compensation review is being performed by an independent third party. The Company does not presently provide any benefit programs.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Pursuant to the confirmation of the Joint Plan, the Predecessor Company's common stock was canceled during fiscal 1997. According to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of new common stock of Siena Holdings, Inc. were held in reserve for issuance to the Class 3 unsecured creditors on the initial distribution date. As of June 30, 1997, the estimated Class 3 claims totaled $146.8 million. The composition of the Class 3 unsecured creditors includes claims relating to the holders of LFC senior convertible notes due 2003 (the "Bondholders") of $145.4 million and other unsecured claims of $1.4 million.


As of September 23, 1997, the identities of all the Bondholders are not yet known, therefore, the management of the Company is not aware of any person or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who would be a beneficial owner of more than 5 percent of SHI's outstanding Common Stock, when issued (see "Item 8. Financial Statements and Supplementary Data

Stockholders' Equity (Deficit)"). Until all claims are resolved, the amount of shares and percent of ownership by any one person or group is uncertain. The Company expects that there will be beneficial owners of shares once the identities of the Bondholders are known in conjunction with the issuance of the securities. The initial distribution date and issuance of the shares of common stock is expected to occur in the second quarter of fiscal 1998.


SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

As discussed under "Security Ownership of Certain Beneficial Owners", 4,000,000 shares of the new common stock will be distributed to the Class 3 unsecured creditors at the initial distribution date. Until all claims are resolved, the amount of shares and percent of ownership by any one director or executive officer is uncertain.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         (i) The following consolidated financial statements are included in
     Item 8.


                                                                                                                   Pages
                                                                                                                   -----
               Consolidated Balance Sheet--June 30, 1997 and 1996 .............................................     18
               Statement of Consolidated Operations--Three Month Period Ended June 30, 1997 and Nine Month
                 Period ended March 31, 1997 and Years Ended June 30, 1996 and 1995 ...........................     19
               Statement of Consolidated Stockholders' Equity (Deficit)--Three Month Period Ended June 30, 1997
                 and Nine Month Period ended March 31, 1997 and Years Ended June 30, 1996 and 1995 ............     20
               Statement of Consolidated Cash Flows--Three Month Period Ended June 30, 1997 and Nine Month
                 Period ended March 31, 1997 and Years Ended June 30, 1996 and 1995 ...........................     21
               Notes to Consolidated Financial Statements .....................................................     23

          (ii) The following financial statement schedule is included in Item 8:

               Schedule I--Condensed Financial Information of Registrant ......................................     52
               Schedule III--Real Estate and Accumulated Depreciation .........................................     55


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

     (b)   Exhibits:

           Exhibit
           Number

          (10.1) Second Amended Joint Chapter 11 Plan of Lomas Financial Corporation, Lomas Information Systems, Inc and Lomas Administrative Services, Inc dated as of July 3, 1996.

          (10.2) Stipulation and Order Among Lomas Financial Corporation, Lomas Information Systems, Inc and Lomas Administrative Services, Inc and Statutory Creditors' Committee of Lomas Financial Corporation Regarding Technical Modifications to Plan of Reorganization and Confirmation Order, dated as of January 27, 1997.

          (10.3) Order Confirming Second Amended Joint Chapter 11 Plan of Lomas Financial Corporation, Lomas Information Systems, Inc. and Lomas Administrative Services, Inc Dated July 3, 1996, dated as of October 4, 1996.

          (10.4) LFC/LMUSA Joint Litigation Trust Agreement among LFC and its subsidiaries and LMUSA / Nomas Corp., and Neil B Glassman, Esq.and Trustees and Martin Pollner, Esq Trustee, dated March 6, 1997.

          (10.5) Agreement Between LMU Statutory Creditors' Committee and LFC Statutory Creditors' Committee in Respect of Intercompany Claims.

          (11)     Computation of Earnings (Loss) Per Share.

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


                                                  SIENA HOLDINGS, INC.
                                                       Registrant



Date:  September 26, 1997                       /S/ W Joseph Dryer
                                        ---------------------------------------
                                                     W Joseph Dryer
                                              Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 26, 1997                       /S/ W Joseph Dryer
                                        ---------------------------------------
                                                  W Joseph Dryer
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date:  September 26, 1997                      By  /S/ JOHN KNEAFSEY
                                                 ------------------------------
                                                     (John Kneafsey, Chairman)


Date:  September 26, 1997                      By  /S/ ERIC M BODOW
                                                 ------------------------------
                                                      (Eric M Bodow)


Date:  September 26, 1997                      By  /S/ JAMES D KEMP
                                                 ------------------------------
                                                       (James D Kemp)


Date:  September 26, 1997                      By  /S/ MATTHEW S METCALFE
                                                 ------------------------------
                                                       (Matthew S Metcalfe)


Date:  September 26, 1997                      By /S/  FRANK RYAN
                                                 ------------------------------
                                                       (Frank Ryan)

                                EXHIBIT INDEX


           Exhibit
           Number                Description

          (10.1) Second Amended Joint Chapter 11 Plan of Lomas Financial Corporation, Lomas Information Systems, Inc and Lomas Administrative Services, Inc dated as of July 3, 1996.

          (10.2) Stipulation and Order Among Lomas Financial Corporation, Lomas Information Systems, Inc and Lomas Administrative Services, Inc and Statutory Creditors' Committee of Lomas Financial Corporation Regarding Technical Modifications to Plan of Reorganization and Confirmation Order, dated as of January 27, 1997.

          (10.3) Order Confirming Second Amended Joint Chapter 11 Plan of Lomas Financial Corporation, Lomas Information Systems, Inc. and Lomas Administrative Services, Inc Dated July 3, 1996, dated as of October 4, 1996.

          (10.4) LFC/LMUSA Joint Litigation Trust Agreement among LFC and its subsidiaries and LMUSA / Nomas Corp., and Neil B Glassman, Esq.and Trustees and Martin Pollner, Esq Trustee, dated March 6, 1997.

          (10.5) Agreement Between LMU Statutory Creditors' Committee and LFC Statutory Creditors' Committee in Respect of Intercompany Claims.

          (11)     Computation of Earnings (Loss) Per Share.

          (21)     List of subsidiaries of Registrant.

          (27) Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).