Form 10-Q
period 1997-09-30
SIENA HOLDINGS INC
filed 1997-11-07
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             ------------------------------------------------------
                     (FORMERLY LOMAS FINANCIAL CORPORATION)
             (Exact name of registrant as specified in its charter)

               Delaware                                      75-1043392
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                        identification no.)

   717 North Harwood,   Dallas, Texas                           75201
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip code)

                                 (214) 665-6301
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997: Common Stock, $.10 par value -- 0 shares. See "Note B - Reorganization" footnote.

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
                                           PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 1997 and June 30, 1997...................................... 2
         Statement of Consolidated Operations - Quarters Ended September 30, 1997 and 1996...................... 3
         Statement of Consolidated Cash Flows - Quarters Ended September 30, 1997 and 1996...................... 4
         Notes to Consolidated Financial Statements............................................................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations..................................................................................10
         Liquidity and Capital Resources........................................................................11

                                             PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................11

Item 6.  Exhibits and Reports on Form 8-K.......................................................................12

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                                                        Reorganized Company
                                                                                --------------------------------

                                                                                September 30, 1997 June 30, 1997
                                                                                ------------------ -------------
                                                                                   (Unaudited)
                                                        ASSETS
Cash and cash equivalents ...........................................................  $ 1,941      $ 1,941
Investment in real estate ...........................................................    4,800        4,800
Receivables .........................................................................      329          242
Prepaid expenses and other assets ...................................................       15           68
                                                                                       -------      -------
                                                                                       $ 7,085      $ 7,051
                                                                                       =======      =======
                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses ...............................................  $   955      $   990

Stockholders' equity (deficit):
Common stock -- ($.10 par value, 15,000 shares authorized, 4,000 shares
    issued and outstanding and $1 par value) ........................................      400          400
Preferred stock-- ($1 par value, 1,000 shares authorized, 0 shares issued
    and outstanding) ................................................................       --           --
Other paid-in capital ...............................................................    5,771        5,747
Retained earnings (deficit) .........................................................      (41)         (86)
                                                                                       -------      -------
                                                                                         6,130        6,061
                                                                                       -------      -------
                                                                                       $ 7,085      $ 7,051
                                                                                       =======      =======




See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
               (IN THOUSANDS, EXCEPT NET LOSS PER SHARE AMOUNTS)


                                                 Reorganized Company  Predecessor Company
                                                 -------------------  -------------------
                                                    Quarter Ended        Quarter Ended
                                                 September 30, 1997   September 30, 1996
                                                 -------------------  -------------------
Revenues:
     Commissions and fees .....................         $   151             $ 1,223
     Interest .................................              23                  826
     Investment ...............................              --                   16
     Gain on sales ............................              --                  170
     Other ....................................              47                  303
                                                        -------              -------
                                                            221                2,538
                                                        -------              -------
Expenses:
     Personnel ................................              20                1,311
     Depreciation and amortization ............              --                  106
     Other operating ..........................             132                2,447
     Loss on sale or disposal of assets .......              --                3,718
                                                        -------              -------
                                                            152                7,582
                                                        -------              -------
Income (loss) from continuing operations before
     reorganization items .....................              69               (5,044)
Reorganization items:
     Interest earned on cash accumulated ......              --                2,754
     Professional fees ........................              --               (4,641)
     Other bankruptcy expenses ................              --                  (53)
                                                        -------              -------
                                                             --               (1,940)
                                                        -------              -------
Income (loss) before federal income taxes .....              69               (6,984)
Federal income taxes ..........................              24                   --
                                                        -------              -------

          Net income (loss) ...................         $    45              $(6,984)
                                                        =======              =======

Loss per share:
     Net income (loss) ........................         $  0.01 *            $    **
     Average number of shares .................           4,000 *                 **

See notes to consolidated financial statements.

* Per share amount for Reorganized Company based on 4 million shares reserved for issuance to creditors.
**  Per share amount is not meaningful due to reorganization.

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                                    Reorganized        Predecessor
                                                                                      Company            Company
                                                                                 -----------------  -----------------
                                                                                   Quarter ended      Quarter ended
                                                                                   September 30,      September 30,
                                                                                       1997               1996
                                                                                 -----------------  -----------------
Operating activities:
      Net income (loss) .......................................................  $              45  $          (6,984)
      Adjustments to reconcile net loss to net cash provided by operating activities before working capital changes:
         Loss on sale or disposal of assets ...................................                 --              3,718
         Depreciation and amortization ........................................                 --                106
           Federal income taxes ...............................................                 24                 --
                                                                                 -----------------  -----------------
      Cash (used) provided by operations before working capital changes .......                 69             (3,160)
      Net change in sundry receivables, payables, and other assets                             (69)            (1,764)
                                                                                 -----------------  -----------------
                Net cash provided by operating activities .....................                 --             (4,924)
                                                                                 -----------------  -----------------

Investing activities:
      Purchases of investments ................................................                 --            (12,312)
      Net sales of foreclosed real estate .....................................                 --                276
      Net sales of fixed assets ...............................................                 --             25,374
      Proceeds from assets sold to First Nationwide Mortgage Corp .............                 --              6,160
                                                                                 -----------------  -----------------
                Net cash provided by investing activities .....................                 --             19,498
                                                                                 -----------------  -----------------

Financing activities:
      Term debt repayments ....................................................                 --            (11,632)
                                                                                 -----------------  -----------------
                Net cash used by financing activities .........................                 --            (11,632)
                                                                                 -----------------  -----------------

Net increase in cash and cash equivalents .....................................                 --              2,942
Cash and cash equivalents at beginning of period ..............................              1,941            197,800
                                                                                 -----------------  -----------------
Cash and cash equivalents at end of period ....................................  $           1,941  $         200,742
                                                                                 =================  =================

Cash payments for:
      Interest ................................................................  $              --  $              --
      Federal income tax ......................................................  $              --  $              --


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                               SEPTEMBER 30, 1997


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. As a result of the Chapter 11 proceedings discussed in "Note B - Reorganization", the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997 was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. See "Item 8. Financial Statements and Supplementary Data" in the Company's annual Form 10-K for the year ended June 30, 1997 for more details regarding fresh-start reporting.

         Since April 1, 1997, the Company's financial statements have been prepared as if the Company is a new reporting entity and a vertical black line has been placed to separate post-reorganization operating results (the "Reorganized Company") from pre-reorganization operating results (the "Predecessor Company") since they are not prepared on a comparable basis. Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. Earnings per share information for the Predecessor Company is not presented because the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at September 30, 1997 have been included. Operating results for the quarter ending September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Form 10-K for the year ended June 30, 1997.

NOTE B -- REORGANIZATION

         On October 10, 1995, Lomas Financial Corporation ("LFC"), two subsidiaries of LFC and Lomas Mortgage USA ("LMUSA") (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS"). The Chapter 11 cases were jointly administered until October 1, 1996. The Debtor Corporations managed their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Federal Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") from October 10, 1995 through October 4, 1996.

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

         The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996 and subsequently filed their first amended joint plan of reorganization on May 13, 1996 and their second amended joint plan of reorganization on July 3, 1996. An order confirming the second amended joint plan of reorganization filed on October 4, 1996 and a stipulation and order among the Joint Debtors and the LFC Creditors' Committee regarding technical modifications to plan of reorganization and confirmation order filed on January 27, 1997 together with the second amended joint plan of reorganization filed on July 3, 1996 are collectively referred to herein as the "Joint Plan". LMUSA filed its own proposed plan of reorganization on April 8, 1996 and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996 and its second amended joint plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

         The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996 and LMUSA was discharged from the bankruptcy case, and changed its name to Nomas Corp. As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

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

         o        Class 3 - General Unsecured Claims

                  All unsecured claims relating to LFC except those relating to convenience, intercompany, and Management Security Plan ("MSP"). Pursuant to a Bankruptcy Court stipulation and order, a single distribution reserve of $6.3 million of the MSP Trust funds has been maintained in order to satisfy any obligations to the MSP claimants under the Joint Plan, pending final adjudication of the MSP Claimants' claim rights, if any, against the Joint Debtors (see the "Management Security Plan" footnote in the Company's annual Form 10-K for the year ended June 30, 1997).

         o        Class 4 - Convenience Unsecured Claims

                  Unsecured claim not to exceed an amount greater than $500 or the holder has agreed in writing to reduce this claim to such amount and to release any further or additional claim against the debtor.

         o        Class 5 - Intercompany Claims

                  On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee the Intercompany Agreement. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997. As a result of the settlement, the following assets were transferred to the Company on the effective date of March 7, 1997: cash ($6.754 million), investments ($3.373 million), and real estate ($2.143 million). In addition, the following assets or liabilities were eliminated as a result of the release of all other claims between LFC and LMUSA: receivables ($0.323 million), accounts payable and accrued expenses ($7.613 million) and liabilities subject to chapter 11 proceedings ($0.238 million). The Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA Joint Litigation Trust Agreement dated March 6, 1997 (the "Litigation Trust"). Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined therein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. The net effect of the settlement, including the payment to the Litigation Trust, was recorded as an increase in retained earnings (deficit) of $16.798 million.

         The following is a summary of the estimated claims, excluding administrative claims, (in thousands):

Priority  LIS claims - allowed..............................  $     234
Convenience claims - allowed................................          1
Unsecured Class 3 claims -
     Bondholders - allowed..................................    145,433
     Other claims - allowed.................................      1,366
MSP claims - disputed.......................................      8,803
                                                              ---------
                                                              $ 155,837
                                                              =========


         Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. Based on cash available in the Creditors' Trust as of September 30, 1997 after settlement of administrative expenses and priority claims, approximately $12.7 million will be available for distribution to this group of Class 3 unsecured creditors on the initial distribution date. In addition, as assets in the Creditors' Trust (see "Creditors' Trust" footnote) are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were reserved for issuance and will be issued on the initial distribution date. The initial distribution date is expected to be in the second quarter of fiscal 1998. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares are considered issued.

         The estimated distribution is calculated based on fair values applied to the assets upon adoption of fresh-start reporting and known liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Company.

NOTE C -- ASSETS DISPOSED OF AND LIABILITIES ASSUMED

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

         The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $3.7 million for the quarter ended September 30, 1996. These transactions were subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution of LMUSA by the Company.

         On July 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors, and the LMUSA Creditors' Committee, Travelers received approximately $11.43 million of the proceeds. The net cash received was deposited into a joint account for the Company and LMUSA. In conjunction with the intercompany claims settlement process in March, 1997, the Company received $1.3 million and LMUSA was granted the remainder plus accrued interest from the joint account. Additionally, substantially all of the remaining furniture, fixtures and equipment of the Company and LMUSA were sold by a liquidator during July and August 1996.

NOTE D -- CREDITORS' TRUST

         The Joint Plan established a creditors' trust (the "Creditors' Trust") which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001 unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the creditors and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of the trust assets and settlement of trust liabilities.

         The following is a summary of the nonreorganized assets and liabilities held in the Creditors' Trust as of September 30, 1997 (in thousands) (unaudited):


Cash available for payment of unsecured claims......................................    $12,686
Cash available for payment of LIS priority claims...................................        234
Cash held in reserve pending settlement of MSP claims and legal expenses............      6,708
                                                                                        -------
                                                                                         19,628
                                                                                        -------
Net assets available for future distribution to Class 3 creditors:
      Cash held for payment of administrative expenses and other trust liabilities..      2,326
      Investments:
           Subordinated promissory note, face $15 million, due November 22, 2000....      2,222
           Two limited partnerships which fund institutional mortgage loans.........      1,323
           Investment in the MSP Trust..............................................      1,391
           Equity interest in a real estate company.................................      1,200
           Other....................................................................         21
                                                                                        -------
                 Total investments..................................................      6,157
                                                                                        -------
      Accounts payable and accrued expenses.........................................     (1,652)
                                                                                        -------
                  Net assets available for future distribution to Class 3 creditors.      6,831
                                                                                        -------
                                                                                        $26,459
                                                                                        =======


            Subsequent to September 30, 1997, the equity interest investment in a real estate company was liquidated and the Creditors' Trust received cash proceeds, including interest income, of $1.3 million.

NOTE E -- EARNINGS (LOSS) PER SHARE

         Earnings per share for the quarter ended September 30, 1997 was computed using the weighted average shares reserved for issuance as of March 31, 1997. Earnings (loss) per share information for the Predecessor Company is not presented because the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997. See "Note A - Basis of Financial Statement Presentation". The accumulated deficit of the predecessor Company at March 31, 1997 was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company since they are not prepared on a comparable basis.

         On October 1, 1996, the Company distributed its interest in LMUSA to LMUSA's creditors pursuant to LMUSA's reorganization plan. Effective March 7, 1997, the Company settled its intercompany disputes with LMUSA resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million. See "Note B - Reorganization".

         The operating results of the Company during the quarters ended September 30, 1997 and 1996 were as follows (in thousands):


                                                        Reorganized Company           Predecessor Company
                                                      ------------------------     ------------------------
                                                           Quarter Ended                Quarter Ended
                                                        September 30, 1997            September 30, 1996
                                                      ------------------------     ------------------------
Operating income (loss):
   Mortgage banking.................................. $                     --     $                 (1,340)
   Assisted care management..........................                      121                          127
   Other.............................................                       53                          257
                                                      ------------------------     ------------------------
                                                                           174                         (956)
Expenses:
   General and administrative........................                     (105)                        (370)
   Loss on sale or disposal of assets................                       --                       (3,718)
                                                      ------------------------     ------------------------
                                                                          (105)                      (4,088)
                                                      ------------------------     ------------------------
Income (loss) from operations before
   reorganization items..............................                       69                       (5,044)
Reorganization items---net...........................                       --                       (1,940)
                                                      ------------------------     ------------------------
Income (loss) before federal income taxes............                       69                       (6,984)
Federal income taxes.................................                      (24)                          --
                                                      ------------------------     ------------------------
      Net income (loss).............................. $                     45     $                 (6,984)
                                                      ========================     ========================


      The operating results presented above for the quarter ended September 30, 1997 are not comparable to those for the same period in fiscal 1997. The first quarter of fiscal 1997 included the operations of LMUSA prior to the distribution of LMUSA from the Company on October 1, 1996. During that period, LMUSA recorded an additional loss on the sale of assets of $3.7 million as a result of an adjustment to the calculation of interest on the receivables from First Nationwide and an agreed upon settlement of the final purchase price on the GNMA sale.

      At fresh start on April 1, 1997, certain assets, including approximately $6 million of various investments, were transferred to the Creditors' Trust. See "Note D - Creditors' Trust" footnote. The decrease in other operating income is primarily the result of the transfer of these investments from the Company to the Creditors' Trust.

      General and administrative expenses for the quarter ended September 30, 1997 and 1996 were $105,000 and $370,000, respectively. The decrease reflects a general reduction in personnel and general overhead expenses. For the quarter ended September 30, 1997, general and administrative expenses consisted primarily of $41,000 of corporate insurance amortization, $22,000 of professional fees, $5,000 of directors fees and $37,000 of other general office expenses.

       The Company reported net reorganization items of $1.9 million during the quarter ended September 30, 1996, which consisted primarily of professional fees net of interest earned on cash accumulated. After reorganization on March 31, 1997, professional fees incurred by the Reorganized Company are included with Other operating expenses on the Company's Statement of Consolidated Operations and included with General and administrative expenses in the previous Results of Operations table for the quarter ended September 30, 1997. Also, for the first quarter of fiscal 1998, interest earned on cash held by the Reorganized Company is reported as Interest income on the Company's Statement of Consolidated Operations and included with Other operating income in the previous Results of Operations table. Included in Other income is a $39,000 recovery of a prior year charge.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1997, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

      The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company is entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June, 1997 and subsequently transferred to the Creditors' Trust. The remaining funds were received in July 1997.

      On August 28, 1996 the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains, inter alia, claims for breach of contract, fraud, tortious interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. This case was settled and proceeds of $5.4 million were received in June 1997 by the Company and subsequently transferred, net of $234,000 for certain administrative claims, to the Creditors' Trust.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  Exhibit
                  Number

                  (27) Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).

         (b) Reports on Form 8-K: None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SIENA HOLDINGS, INC.
                                          ------------------------------------
                                                      (Registrant)




Date: November 7, 1997                By:         /s/ W. JOSEPH DRYER
                                          ------------------------------------
                                                      President




Date: November 7, 1997                By:         /s/ W. JOSEPH DRYER
                                          ------------------------------------
                                              Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27                   Financial Data Schedule