Form 10-Q
period 1997-12-31
SIENA HOLDINGS INC
filed 1998-02-11
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
       EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868


                              SIENA HOLDINGS, INC.
                     --------------------------------------
                     (FORMERLY LOMAS FINANCIAL CORPORATION)
             (Exact name of registrant as specified in its charter)


           Delaware                                75-1043392
-------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

 717 North Harwood,   Dallas, Texas                    75201
------------------------------------                -----------
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

                            YES   X        NO
                                -----         ------

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1998: Common Stock, $.10 par value -- 4,000,000 shares.

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

                                     INDEX

                                                                              PAGE
                                                                              ----
                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - December 31, 1997 and June 30, 1997   . . 2
        Statement of Consolidated Operations-Quarters and Six Months Ended
        December 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . .  3
        Statement of Consolidated Cash Flows - Six Months Ended
        December 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . .  4
        Notes to Consolidated Financial Statements   . . . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .  9
        Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . 10

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 12

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                                   Reorganized Company
                                                                           ----------------------------------
                                                                           December 31, 1997    June 30, 1997
                                                                           -----------------   --------------
                                                                              (Unaudited)          (Note)
                                                    ASSETS
Cash and cash equivalents ...............................................   $          1,903   $        1,941
Investment in real estate . .............................................              4,800            4,800
Receivables . ...........................................................                327              242
Prepaid expenses and other assets .......................................                116               68
                                                                            ----------------   --------------
                                                                            $          7,146   $        7,051
                                                                            ================   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses ...................................   $            999   $          990

Stockholders' equity:
Preferred stock -- ($1 par value, 1,000 shares authorized, 0 shares issued and outstanding and 1,000 shares authorized, 0 shares issued and
  outstanding, respectively).............................................                 --               --
Common stock -- ($.10 par value, 15,000 shares authorized, 4,000 shares
  issued and outstanding respectively).... ..............................                400              400
Other paid-in capital ...................................................              5,777            5,747
Accumulated deficit .....................................................                (30)             (86)
                                                                            ----------------   --------------
                                                                                       6,147            6,061
                                                                            ----------------   --------------
                                                                            $          7,146   $        7,051
                                                                            ================   ==============


Note: The balance sheet at June 30, 1997, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
               (IN THOUSANDS, EXCEPT NET LOSS PER SHARE AMOUNTS)

                                            Reorganized      Predecessor        Reorganized        Predecessor
                                              Company          Company            Company            Company
                                         ---------------   --------------    ----------------   ----------------
                                           Quarter Ended    Quarter Ended     Six Months Ended  Six Months Ended
                                           December 31,      December 31,       December 31,       December 31,
                                               1997              1996               1997               1996
                                         ---------------   --------------    ----------------   ----------------
Revenues:

   Commissions and fees  . . . . . . . . $            61   $          185    $            212   $          1,408
   Interest  . . . . . . . . . . . . . .              24               57                  47                883
   Investment  . . . . . . . . . . . . .              --               --                  --                 16
   Gain on sales . . . . . . . . . . . .              --               18                  --                188
   Other   . . . . . . . . . . . . . .  .            115               78                 162                381
                                         ---------------   --------------    ----------------   ----------------
                                                     200              338                 421              2,876
                                         ---------------   --------------    ----------------   ----------------
Expenses:
   Personnel . . . . . . . . . . . . . .              25              160                  45              1,471
   Depreciation and amortization . . . .              --               --                  --                106
   Other operating . . . . . . . . . . .             158              267                 290              2,714
   Loss on sale or disposal of assets. .              --               --                  --              3,718
                                         ---------------   --------------    ----------------   ----------------
                                                     183              427                 335              8,009
                                         ---------------   --------------    ----------------   ----------------

Income (loss) from continuing operations
     before reorganization items . . . .              17              (89)                 86             (5,133)
                                         ---------------   --------------    ----------------   ----------------
Reorganization items:
   Interest earned on cash accumulated .              --              151                  --              2,905
   Professional fees . . . . . . . . . .              --           (1,045)                 --             (5,686)
   Other bankruptcy expenses . . . . . .              --              (35)                 --                (88)
                                         ---------------   --------------    ----------------   ----------------
                                                      --             (929)                 --             (2,869)
                                         ---------------   --------------    ----------------   ----------------
Income (loss) before federal income
  tax . . . . . . . . . . . . . . . . . .             17           (1,018)                 86             (8,002)
Federal income tax expense  . . . . . . .             (6)              --                 (30)                --
                                         ---------------   --------------    ----------------   ----------------
        Net income (loss)  . . . . . . . $            11   $       (1,018)   $             56  $          (8,002)
                                         ===============   ==============    ================  =================



Earnings per common share:
   Net income  . . . . . . . . . . . . . $          0.00   $            *    $           0.01  $               *


Earnings per common share - assuming
dilution:
   Net income  . . . . . . . . . . . . . $          0.00   $            *    $           0.01  $               *


See notes to consolidated financial statements.

*  Per share amount is not meaningful due to reorganization.

                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                               Reorganized        Predecessor
                                                                                 Company            Company
                                                                            ----------------   ----------------
                                                                             Six Months Ended  Six Months Ended
                                                                              December 31,       December 31,
                                                                                   1997              1996
                                                                            ----------------   ----------------
Operating activities:

    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . $             56   $         (8,002)

    Adjustments to reconcile net income (loss) to net cash (used)
       provided by operating activities before working capital changes:
         Loss on sale or disposal of assets . . . . . . . . . . . . . . . .               --              3,718
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .               --                106
         Federal income tax expense   . . . . . . . . . . . . . . . . . . .               30                 --
                                                                            ----------------   ----------------
    Cash (used) provided by operations before working capital changes   . .               86             (4,178)
    Net change in sundry receivables, payables, and other assets                        (124)            (2,742)
                                                                            ----------------   ----------------
                Net cash (used) provided by operating activities    . . . .              (38)            (6,920)
                                                                            ----------------   ----------------

Investing activities:
    Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . .               --            (12,383)
    Net sales of foreclosed real estate   . . . . . . . . . . . . . . . . .               --                276
    Net sales of fixed assets   . . . . . . . . . . . . . . . . . . . . . .               --             25,374
    Proceeds from assets sold to First Nationwide Mortgage Corp   . . . . .               --              6,160
    Distribution of LMUSA pursuant to reorganization plan . . . . . . . . .               --           (191,557)
                                                                            ----------------   ----------------
                Net cash (used) provided by investing activities    . . . .               --           (172,130)
                                                                            ----------------   ----------------
Financing activities:
    Term debt repayments  . . . . . . . . . . . . . . . . . . . . . . . . .               --            (11,632)
                                                                            ----------------   ----------------
                Net cash used by financing activities   . . . . . . . . . .               --            (11,632)
                                                                            ----------------   ----------------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . .              (38)          (190,682)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .            1,941            197,800
                                                                            ----------------   ----------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . $          1,903   $          7,118
                                                                            ================   ================


Cash payments for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $             --   $             --

    Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . . . . $             --   $             --



See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                               DECEMBER 31, 1997


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc. Prior to October 1, 1996, SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. As a result of the Chapter 11 proceedings discussed in "Note B - Reorganization", the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

       In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997 was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. See "Item 8. Financial Statements and Supplementary Data" in the Company's annual Form 10-K for the year ended June 30, 1997 for more details on fresh-start reporting.

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

       The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation at December 31, 1997 have been included. Operating results for the quarter and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Form 10-K for the year ended June 30, 1997.

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

       The Debtor Corporations filed two separate proposed plans of reorganization with the Bankruptcy Court. LFC, LIS and LAS (the "Joint Debtors") filed their proposed joint plan of reorganization on April 8, 1996 and subsequently filed their first amended joint plan of reorganization on May 13, 1996 and their second amended joint plan of reorganization on July 3, 1996. An order confirming the second amended joint plan of reorganization filed on October 4, 1996 and a stipulation and order among the Joint Debtors and the LFC Creditors' Committee regarding technical modifications to the plan of reorganization and confirmation order filed on January 27, 1997 together with the second amended joint plan of reorganization filed on July 3, 1996 are collectively referred to herein as the "Joint Plan". LMUSA filed its own proposed plan of reorganization on April 8, 1996 and subsequently filed its own proposed first amended plan of reorganization on May 13, 1996 and its second amended joint plan of reorganization on July 3, 1996 (the "LMUSA Plan" and together with the Joint Plan, the "Plans"). In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"), and LMUSA filed with the Bankruptcy Court a substantially similar proposed form of disclosure statement (with the same Exhibits as the Joint Disclosure Statement) relating to the LMUSA Plan (the "LMUSA Disclosure Statement" and together with the Joint Disclosure Statement, the "Disclosure Statements").

       The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, was discharged from the bankruptcy case, and changed its name to Nomas Corp.
As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' deficit was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

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

       The following is a summary of the claims, excluding administrative, as of the initial distribution date (as defined herein), (in thousands):

   Priority  LIS claims - allowed  . . . . . . . . . . . . . $              234
   Convenience claims - allowed  . . . . . . . . . . . . . .                  1
   Unsecured Class 3 claims -
        Bondholders - allowed  . . . . . . . . . . . . . . .            145,433
        Other claims - allowed . . . . . . . . . . . . . . .              1,366
   MSP claims - disputed . . . . . . . . . . . . . . . . . .              8,803
                                                             ------------------
                                                             $          155,837
                                                             ==================

       Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for distribution to the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust (see "Note D - Creditors' Trust") are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997.

       The estimated distribution is calculated based on fair values applied to the assets upon adoption of fresh-start reporting and known liabilities. The amounts ultimately distributed to the creditors are solely dependent on the success of the Company and the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note D - Creditors' Trust".

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

       The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $0 and $0 for the quarters ended December 31, 1997 and 1996, respectively and $0 and $3.7 million for the six months ended December 31, 1997 and 1996, respectively. These transactions were subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution of LMUSA by the Company.

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

NOTE D -- CREDITORS' TRUST

       The Joint Plan established a creditors' trust (the "Creditors' Trust") which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001 unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the creditors are solely dependent on the amounts realized from the collection of the trust assets and settlement of trust liabilities.

       The following is a summary of the nonreorganized assets and liabilities held in the Creditors' Trust as of December 31, 1997 (in thousands) (unaudited):

Cash held in reserve for payment of administrative expenses and other trust
    liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,860
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .          (1,517)
                                                                                       --------------
       Cash available for future trust expenses . . . . . . . . . . . . . . . . . . .  $          343
                                                                                       ==============


Cash held in reserve for payment of certain claims  . . . . . . . . . . . . . . . . .  $           54
                                                                                       ==============
MSP Trust cash held in reserve pending settlement of MSP claims and expenses  . . . .  $        6,708
                                                                                       ==============


Net assets available for future distribution to Class 3 creditors:
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,048
      Subordinated promissory note receivable pursuant to bankruptcy court
          settlement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,100
      Investments:
           Two limited partnerships which fund institutional mortgage loans . . . . .           1,060

           Residual cash in the MSP Trust pending settlement of MSP claims and
               expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,503
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              21
                                                                                       --------------
                 Total investments  . . . . . . . . . . . . . . . . . . . . . . . . .           2,584
                                                                                       --------------
                  Net assets available for future distribution to Class 3 creditors .  $       12,732  *
                                                                                       ==============


       * Pursuant to the Joint Plan, an additional $300,000 of cash can be set aside for payment of additional trust expenses, if needed.

       On January 14, 1998, the Creditors' Trust received $8.1 million pursuant to the final settlement of a subordinated promissory note. The settlement was approved by the Bankruptcy Court on December 29, 1997.

       Also on December 29, 1997, the Bankruptcy Court approved the procedures to be used in settlement of the MSP litigation (see "Part II Other Information, Item 1. Legal Proceedings"). Under the approved procedures the Creditors' Trust and the beneficiaries of the MSP will share the assets remaining in the trust equally after payment of certain legal expenses and MSP trust fees. The procedures include application to federal district court for approval of a class action and settlement. If the settlement is approved, the reserve for MSP claimants would be $3.9 million as of December 31, 1997, thus increasing the funds available for distribution to Class 3 unsecured creditors by $2.4 million. The ultimate amount to be distributed to MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings.

NOTE E -- EARNINGS (LOSS) PER SHARE

       During the second quarter of 1998 the Company adopted SFAS 128 "Earnings Per Share" ("FAS 128") which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. The Company retroactively applied FAS 128 to the quarter ended September 30, 1997. Adoption of FAS 128 did not have a material impact on the earnings per share.

       Earnings per common share for the quarter and six months ended December 31, 1997 was computed using the 4,000,000 shares reserved for issuance and ultimately issued on November 12, 1997. The effects of outstanding options are included in the calculation of earnings per common share - assuming dilution to the extent that they are dilutive to earnings. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as Exhibits 10.3 and 10.4 to this quarterly report Form 10-Q as of December 31, 1997, which are considered in the calculation of earnings per common share - assuming dilution. Earnings (loss) per share information for the predecessor is not presented because of the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

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

          The operating results of the Company during the quarters and six months ended December 31, 1997 and 1996 were as follows (in thousands):

                                                            Reorganized         Predecessor         Reorganized         Predecessor
                                                              Company             Company             Company             Company
                                                            ------------        ------------        ------------       ------------
                                                              Quarter             Quarter           Six Months          Six Months
                                                               Ended               Ended               Ended               Ended
                                                            December 31,        December 31,        December 31,        December 31,
                                                               1997                1996                1997                1996
                                                            ------------        ------------        ------------       ------------
Operating income (loss):

       Mortgage banking .............................       $         --        $         --        $         --       $     (1,340)
   Assisted care management .........................                 39                 138                 160                265
       Other ........................................                123                 127                 176                384
                                                            ------------        ------------        ------------       ------------
                                                                     162                 265                 336               (691)
Expenses:
       General and administrative ...................               (145)               (354)               (250)              (724)

       Loss on sale or disposal of assets ...........                 --                  --                  --             (3,718)
                                                            ------------        ------------        ------------       ------------
                                                                    (145)               (354)               (250)            (4,442)
                                                            ------------        ------------        ------------       ------------
Income (loss) from operations before reorganization
   items ............................................                 17                 (89)                 86             (5,133)
Reorganization items---net ..........................                 --                (929)                 --             (2,869)
                                                            ------------        ------------        ------------       ------------
Income (loss) before federal income tax expense .....                 17              (1,018)                 86             (8,002)

Federal income tax expense ..........................                 (6)                 --                 (30)                --
                                                            ------------        ------------        ------------       ------------
               Net income (loss) ....................       $         11        $     (1,018)       $         56       $     (8,002)
                                                            ============        ============        ============       ============

       The operating results presented above for the quarter and six months ended December 31, 1997 are not comparable to those for the same periods in fiscal year 1997. The first quarter of fiscal 1997 included the operations of LMUSA prior to the distribution of LMUSA from the Company on October 1, 1996. During that period, LMUSA recorded an additional loss on the sale of assets of $3.7 million as a result of an adjustment to the calculation of interest on the receivables from First Nationwide and an agreed upon settlement of the final purchase price on the GNMA sale. Additionally, during the quarter and six months ended December 31, 1996, the Company recorded net reorganization items of $0.9 million and $2.9 million, respectively. At fresh start on April 1, 1997, certain assets were transferred to the Creditors' Trust. See "Note D
- Creditors' Trust". This resulted in lower income for the quarter and six months ended December 31, 1997 than for the same periods in the prior fiscal year as it relates to those assets that were transferred to the Creditors' Trust.

       The decreased profitability of the assisted care management operations from $39,000 and $160,000 for the quarter and six months ended December 31, 1997, respectively, as compared to $138,000 and $265,000 for the quarter and six months ended December 31, 1996, respectively, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Treemont elected to begin significant capital improvements for fire protection that are to be funded by operations. These expenditures decreased the second quarter management fee received by SHM and will continue to result in lower management fees until the completion of the project which is expected to be finished by the end of fiscal year 1998. After December 31, 1997, Treemont will no longer pay the Company for pension benefits paid to the employees of SHM. The reduction in Treemont expense will reduce the effect of the capital expenditures on SHM revenue during fiscal year 1998 and increase profitability thereafter. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 for more information on the Company's assisted care business and management contract.

       The Company reported other operating income of $123,000 and $176,000 for the quarter and six months ended December 31, 1997, respectively, including an overhead allocation for certain expenses charged to the Creditors' Trust of $114,000. The remaining income consisted of investment and dividend income. Other operating income for the quarter and six months ended December 31, 1996 included investment and dividend income related to assets that were transferred to the Creditors' Trust as of April 1, 1997, and thus not comparable to the quarter and six months ended December 31, 1997.

       The Company has reviewed the real estate interests held in its subsidiary LLG Lands, Inc. and has begun to market the property zoned for multi-family use. The Company holds approximately 150 net acres of undeveloped land in Allen, Texas. Of this total, approximately 37 net acres are zoned for multi-family use, the remaining net acreage is zoned for single family use and commercial use. The Company will attempt to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 for more information on the Company's real estate investment.

       General and administrative expenses decreased from the same period in fiscal year 1997 as a result of the significant decrease in the number of employees or consultants and related occupancy and other office expenses.

       Effective December 1, 1997, the Board of Directors of the Company approved the separate retention for its two officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President, (the "Retention Agreements") included as Exhibits 10.1 and 10.2, respectively, to this Form 10-Q for the quarter ended December 31, 1997. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements included as Exhibits 10.3 and 10.4, respectively, to this Form 10-Q for the quarter ended December 31, 1997. The stock options resulted in related expense of $1,000 for the quarter ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1997, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 1997.

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

       On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. On December 31, 1997, the balance of the MSP Trust was $8.2 million. Pursuant to the above stipulation, the Creditors' Trust assumed $6.3 million of the MSP Trust balance to be held in reserve for MSP claimants. The remainder of the MSP Trust, $1.9 million, net of a reserve of $0.4 million for MSP related legal fees and expenses, is included as an asset in the Creditors' Trust available for distribution to the Class 3 unsecured creditors. The preliminary MSP disputed claims total $8.8 million. On December 29, 1997, the Bankruptcy Court approved procedures for a settlement whereby the MSP claimants would receive fifty percent of the MSP Trust balance after deducting certain legal fees and MSP trust expenses. If this settlement is approved by a federal district court, the reserve for MSP claimants would be $3.9 million, thus increasing the funds available for distribution to the Class 3 unsecured creditors by $2.4 million. The ultimate amount to be distributed to the MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


       Exhibit
       Number
       ------

       (10.1) Retention Agreement effective December 1, 1997 by and between SHC and John P. Kneafsey

       (10.2) Retention Agreement effective December 1, 1997 by and between SHC and W. Joseph Dryer

       (10.3) Siena Holdings, Inc. Nonqualified Stock Option Agreement dated
              December 1, 1997 by and between SHC and John P. Kneafsey

       (10.4) Siena Holdings, Inc. Nonqualified Stock Option Agreement dated
              December 1, 1997 by and between SHC and W. Joseph Dryer

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



                                                      SIENA HOLDINGS, INC.
                                                   ----------------------------
                                                         (Registrant)




Date: February 11, 1998                       By:     /S/ W. JOSEPH DRYER
                                                   -----------------------------
                                                            President




Date: February 11, 1998                       By:     /S/ W. JOSEPH DRYER
                                                  -----------------------------
                                                   Principal Accounting Officer

                               INDEX TO EXHIBITS

       Exhibit
       Number       Description
       ------       -----------
       (10.1) Retention Agreement effective December 1, 1997 by and between SHC and John P. Kneafsey

       (10.2) Retention Agreement effective December 1, 1997 by and between SHC and W. Joseph Dryer

       (10.3) Siena Holdings, Inc. Nonqualified Stock Option Agreement dated
              December 1, 1997 by and between SHC and John P. Kneafsey

       (10.4) Siena Holdings, Inc. Nonqualified Stock Option Agreement dated
              December 1, 1997 by and between SHC and W. Joseph Dryer

       (11)   Computation of Earnings (Loss) Per Share

       (27)   Financial Data Schedule (submitted to the Securities and Exchange
              Commission for its information).