Form 10-Q
period 1998-03-31
SIENA HOLDINGS INC
filed 1998-05-12
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
                              --------------------
                     (FORMERLY LOMAS FINANCIAL CORPORATION)
             (Exact name of registrant as specified in its charter)

          Delaware                                           75-1043392
  ------------------------------                          -------------------
 (State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)

5068 West Plano Parkway, Plano, Texas                            75093
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)

                                 (972) 381-4255
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998: Common Stock, $.10 par value -- 4,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX
                                      ------

                                                                                                                  PAGE
                                                                                                                 -----
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 1998 and June 30, 1997........................................... 2
         Statements of Consolidated Operations - Quarters and Nine Months Ended March 31, 1998 and 1997........... 3
         Statements of Consolidated Cash Flows - Nine Months Ended March 31, 1998 and 1997........................ 4
         Notes to Consolidated Financial Statements............................................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations.................................................................................... 9
         Liquidity and Capital Resources..........................................................................11

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................11

Item 3.  Defaults Upon Senior Securities..........................................................................12

Item 6.  Exhibits and Reports on Form 8-K.........................................................................12

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                                      Reorganized Company
                                                                              --------------------------------------
                                                                                March 31, 1998      June 30, 1997
                                                                              ------------------- ------------------
                                                                                 (Unaudited)           (Note)
                                     ASSETS
Cash and cash equivalents...................................................    $          2,144   $          1,941
Investment in real estate...................................................               4,800              4,800
Receivables.................................................................                  55                242
Prepaid expenses and other assets...........................................                  72                 68
                                                                              ------------------- ------------------
                                                                                $          7,071   $          7,051
                                                                              =================== ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accounts payable and accrued expenses.......................................    $            939   $            990

Stockholders' equity (deficit):
Preferred stock-- ($1 par value, 1,000 shares authorized, 0 shares issued and outstanding and 1,000 shares authorized at March 31, 1998 and June
30, 1997....................................................................                  --                 --
Common stock -- ($.10 par value, 15,000 shares authorized, 4,000 shares issued and outstanding and 15,000 shares authorized at March 31, 1998 and
June 30, 1997...............................................................                 400                400
Other paid-in capital.......................................................               5,772              5,747
Accumulated deficit.........................................................                (40)               (86)
                                                                              ------------------- ------------------
                                                                                           6,132              6,061
                                                                              ------------------- ------------------
                                                                                $          7,071   $          7,051
                                                                              =================== ==================


Note: The balance sheet at June 30, 1997, as presented is derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
          (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER SHARE AMOUNTS)





                                              Reorganized       Predecessor        Reorganized        Predecessor
                                                Company           Company            Company            Company
                                            ----------------  ----------------   ----------------- ------------------
                                                                                    Nine Months        Nine Months
                                             Quarter Ended     Quarter Ended          Ended              Ended
                                             March 31, 1998    March 31, 1997     March 31, 1998     March 31, 1997
                                            ----------------  ----------------   ----------------- ------------------
Revenues:
    Commissions and fees ..................     $    56          $   147              $   267            $ 1,555
    Interest ..............................          25               73                   72                956
    Investment ............................          --               --                   --                 16
    Gain on sales .........................          --               65                   --                253
    Other .................................         106               74                  313                455
                                            ----------------  ----------------   ----------------- ------------------
                                                    187              359                  652              3,235
                                            ----------------  ----------------   ----------------- ------------------
Expenses:
    Personnel .............................          68               70                  156              1,541
    Depreciation and amortization .........          --               --                   --                106
    Other operating .......................         134              338                  425              3,052
    Loss on sale or disposal of assets ....          --               --                   --              3,718
                                            ----------------  ----------------   ----------------- ------------------
                                                    202              408                  581              8,417
                                            ----------------  ----------------   ----------------- ------------------
Income (loss) from continuing operations
     before reorganization items ..........         (15)             (49)                  71             (5,182)
                                            ----------------  ----------------   ----------------- ------------------

Reorganization items:
    Interest earned on cash accumulated ...          --              143                   --              3,049
    Professional fees .....................          --             (749)                  --             (6,503)
    Other bankruptcy expenses .............          --              (68)                  --                (89)
                                            ----------------  ----------------   ----------------- ------------------
                                                     --             (674)                  --             (3,543)
                                            ----------------  ----------------   ----------------- ------------------
Income (loss) before federal income tax ...         (15)            (723)                  71             (8,725)
Federal income tax benefit (expense) ......           5               --                  (25)                --
                                            ----------------  ----------------   ----------------- ------------------

         Net income (loss) ................     $   (10)         $  (723)             $    46            $(8,725)
                                            ================  ================   ================= ==================
Earnings (loss) per common share:
    Net income (loss)  ....................     $ (0.00)         $     *              $  0.01            $      *
Earnings (loss) per common share - assuming
dilution:
    Net income (loss)  ....................     $ (0.00)         $     *              $  0.01            $      *

See notes to consolidated financial statements.

*  Per share amount is not meaningful due to reorganization.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                                Reorganized     Predecessor
                                                                                  Company         Company
                                                                               --------------- ---------------
                                                                                Nine Months      Nine Months
                                                                                   Ended           Ended
                                                                               March 31, 1998   March 31, 1997
                                                                               --------------- ---------------
Operating activities:
     Net income (loss) .......................................................     $      46     $  (8,725)
     Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities before working capital changes:
          Loss on sale or disposal of assets .................................            --         3,718
          Depreciation and amortization ......................................            --           106
          Federal income tax expense .........................................            25            --
                                                                               --------------- ---------------
     Cash provided (used) by operations before working capital changes .......            71        (4,901)
     Net change in sundry receivables, payables, and other assets ............           132        (2,332)
                                                                               --------------- ---------------
                   Net cash provided (used) by operating activities ..........           203        (7,233)
                                                                               --------------- ---------------

Investing activities:
     Purchases of investments ................................................            --       (12,383)
     Net sales of foreclosed real estate .....................................            --           276
     Net sales of fixed assets ...............................................            --        25,374
     Proceeds from assets sold to First Nationwide Mortgage Corp .............            --         6,160
     Proceeds from settlement of intercompany dispute with LMUSA .............            --         6,754
     Transfer to Litigation Trust pursuant to reorganization plan ............            --        (3,000)
     Distribution of LMUSA pursuant to reorganization plan ...................            --      (191,557)
                                                                               --------------- ---------------
                   Net cash provided (used) by investing activities ..........            --      (168,376)
                                                                               --------------- ---------------

Financing activities:
     Term debt repayments ....................................................            --       (11,632)
                                                                               --------------- ---------------
                   Net cash provided (used) by financing activities ..........            --       (11,632)
                                                                               --------------- ---------------

Net increase (decrease) in cash and cash equivalents .........................           203      (187,241)
Cash and cash equivalents at beginning of period .............................         1,941       197,800
                                                                               --------------- ---------------
Cash and cash equivalents at end of period ...................................     $   2,144     $  10,559
                                                                               =============== ===============
Cash payments for:
     Interest ................................................................     $      --     $      --
     Federal income tax ......................................................     $      --     $      --


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                                 MARCH 31, 1998


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc. Prior to October 1, 1996, SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. As a result of the Chapter 11 proceedings discussed in "Note B - Reorganization", the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but did not become effective until March 1997.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of April 1, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended April 1, 1997. In addition, the accumulated deficit of the predecessor Company at April 1, 1997 was eliminated, and, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. See "Item 8. Financial Statements and Supplementary Data" in the Company's annual Form 10-K for the year ended June 30, 1997 for more details on fresh-start reporting.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter and nine months are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual Form 10-K for the year ended June 30, 1997.

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

     The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, was discharged from the bankruptcy case, and changed its name to Nomas Corp. As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statements of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

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

     The following is a summary of the claims, excluding administrative, as of the initial distribution date (as defined herein), (in thousands):


     Priority  LIS claims - allowed     $    234
     Convenience claims - allowed .            1
     Unsecured Class 3 claims -
          Bondholders - allowed ...      145,433
          Other claims - allowed ..        1,366
     MSP claims - disputed ........        8,803
                                        --------
                                        $155,837
                                        ========

     Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for distribution to the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust (see "Note D - Creditors' Trust") are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. A second distribution of available cash to the former creditors is expected in the forth quarter.

     THE 4,000,000 SHARES OF THE NEW COMMON STOCK ARE RESTRICTED IF THE EFFECT OF A TRANSFER WOULD RESULT IN AN OWNERSHIP INCREASE TO 4.5 PERCENT OR ABOVE OF THE TOTAL OUTSTANDING SHARES OR FROM 4.5 PERCENT TO A GREATER PERCENTAGE OF THE TOTAL OUTSTANDING SHARES, WITHOUT PRIOR APPROVAL BY THE BOARD OF DIRECTORS AS DESCRIBED IN THE RESTATED CERTIFICATE OF INCORPORATION. SEE EXHIBITS TO THE COMPANY'S ANNUAL FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

     The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note D - Creditors' Trust".

     THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE NOTE D - CREDITORS' TRUST.

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

     The above transactions resulted in a loss on sale or disposal of assets in the Company's Statements of Consolidated Operations of $3.7 million for the nine months ended March 31, 1997. These transactions were subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution of LMUSA by the Company.

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

NOTE D -- CREDITORS' TRUST

     The Joint Plan established a creditors' trust (the "Creditors' Trust") which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust and will terminate on October 4, 2001 unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the amounts realized from the collection of the trust assets and settlement of trust liabilities. Stockholders who are not former creditors are not beneficiaries of the Trust

     There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors.

     The following is a summary of the non-reorganized assets and liabilities held in the Creditors' Trust as of March 31, 1998 (in thousands) (unaudited):

Cash held in reserve for payment of administrative expenses and other trust liabilities     $  1,769
Accounts payable and accrued expenses .................................................       (1,477)
                                                                                            --------
       Cash available for future trust expenses * .....................................     $    292
                                                                                            ========

Cash held in reserve for payment of certain claims ....................................     $     55
                                                                                            ========

MSP Trust cash held in reserve pending settlement of MSP claims and expenses ..........     $  6,708
                                                                                            ========

Net assets of the Creditors Trust:
      Cash ............................................................................     $  6,239
      Cash reserved for contingent obligations ........................................        4,158
      Investments:
           Two limited partnerships which fund institutional mortgage loans ...........          714
           Residual cash in the MSP Trust pending settlement of MSP claims and expenses        1,579
           Other ......................................................................           21
                                                                                            --------
                 Total investments ....................................................        2,314
                                                                                            --------

                  Net assets of the Creditors Trust ...................................     $ 12,711
                                                                                            ========

         * Pursuant to the Joint Plan, an additional $300,000 of cash has been set aside for the payment of additional Creditors' Trust expenses.


     On January 14, 1998, the Creditors' Trust received $8.1 million pursuant to the final settlement of a subordinated promissory note. The settlement was approved by the Bankruptcy Court on December 29,1997.

     Also on December 29, 1997, the Bankruptcy Court approved the procedures to be used in settlement of the MSP litigation (see "Part II Other Information, Item 1. Legal Proceedings"). Under the approved procedures the Creditors' Trust and the beneficiaries of the MSP will share the assets remaining in the trust equally after payment of certain legal expenses and MSP trust fees, projected to be $0.4 million. The procedures include application to federal district court for approval of a class action and settlement. As of March 31, 1998, no action has been taken by the federal district court. If the settlement is approved, the MSP Trust cash held in reserve pending settlement of MSP claims and expenses would be $3.9 million as of March 31, 1998, thus increasing the Residual cash in the MSP Trust pending settlement of MSP claims and expenses available for distribution to Class 3 unsecured creditors by $2.4 million. The ultimate amount to be distributed to MSP claimants may differ from the above, pending the outcome of all bankruptcy and legal proceedings. These proceeds are solely for the benefit of the former creditors.

     THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE NOTE B - REORGANIZATION.

NOTE E -- EARNINGS (LOSS) PER SHARE

     During the second quarter of 1998 the Company adopted SFAS 128 "Earnings Per Share" ("FAS 128") which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. The Company retroactively applied FAS 128 to the quarter ended September 30, 1997. Adoption of FAS 128 did not have a material impact on the earnings (loss) per share.

     Earnings (loss) per common share for the quarter and nine months ended March 31, 1998 was computed using the 4,000,000 shares reserved for issuance and ultimately issued on November 12, 1997. The effects of outstanding options are included in the calculation of earnings per common share - assuming dilution to the extent that they are dilutive to earnings. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as exhibits to the Company's quarterly report Form 10-Q as of December 31, 1997, which are considered in the calculation of earnings (loss) per common share - assuming dilution. Earnings (loss) per share information for the predecessor is not presented because of the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company undertakes no obligation to update or revise the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997. See "Note A - Basis of Financial Statement Presentation". The accumulated deficit of the predecessor Company at March 31, 1997 was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company since they are not prepared on a comparable basis.

     On October 1, 1996, the Company distributed its interest in LMUSA to LMUSA's creditors pursuant to LMUSA's reorganization plan. Effective March 7, 1997, the Company settled its intercompany disputes with LMUSA resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million. See "Note B - Reorganization".

     The operating results of the Company during the quarters and nine months ended March 31, 1998 and 1997 were as follows (in thousands):


                                                      Reorganized     Predecessor       Reorganized    Predecessor
                                                        Company         Company           Company        Company
                                                     --------------- ---------------   -------------- --------------
                                                                                         Nine Months    Nine Months
                                                      Quarter Ended   Quarter Ended         Ended          Ended
                                                         March 31,      March 31,         March 31,      March 31,
                                                          1998             1997             1998           1997
                                                     --------------- ---------------   -------------- --------------
Operating income (loss):
   Mortgage banking..............................       $        --      $       --       $       --    $    (1,340)
   Assisted care management......................                31             111              191            376
   Other.........................................               125             187              344            571
                                                        -----------      ----------       ----------    -----------
                                                                156             298              535           (393)
Expenses:
   General and administrative....................              (171)           (347)            (464)        (1,071)
   Loss on sale or disposal of assets............                --              --               --         (3,718)
                                                        -----------      ----------       ----------    -----------
                                                               (171)           (347)            (464)        (4,789)
                                                        -----------      ----------       ----------    -----------
Income (loss) from operations before
   reorganization items..........................               (15)            (49)              71         (5,182)
Reorganization items---net.......................                --            (674)              --         (3,543)
                                                        -----------      ----------       ----------    -----------
Income (loss) before federal income tax
   benefit (expense).............................               (15)           (723)              71         (8,725)
Federal income tax benefit (expense).............                 5              --              (25)            --
                                                        -----------      ----------       ----------    -----------
                   Net income (loss).............       $       (10)     $     (723)      $       46    $    (8,725)
                                                        ===========      ==========       ==========    ===========


     The operating results presented above for the quarter and nine months ended March 31, 1998 are not comparable to those for the same periods in fiscal year 1997. The first quarter of fiscal 1997 included the operations of LMUSA prior to the distribution of LMUSA from the Company on October 1, 1996. During that period, LMUSA recorded an additional loss on the sale of assets of $3.7 million as a result of an adjustment to the calculation of interest on the receivables from First Nationwide and an agreed upon settlement of the final purchase price on the GNMA sale. Additionally, during the quarter and nine months ended March 31, 1997, the Company recorded net reorganization items of $0.7 million and $3.5 million, respectively. At fresh start on April 1, 1997, certain assets were transferred to the Creditors' Trust. See "Note D - Creditors' Trust". This resulted in lower income for the quarter and nine months ended March 31, 1998 than for the same periods in the prior fiscal year as it relates to those assets that were transferred to the Creditors' Trust.

     The decrease in the profitability of the assisted care management operations from $111,000 and $376,000 for the quarter and nine months ended March 31, 1997, respectively, to $31,000 and $191,000 for the quarter and nine months ended March 31, 1998, respectively, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Treemont elected to begin significant capital improvements for fire protection that are to be funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 and will continue to result in lower management fees until the completion of the project which is expected to be finished by the end of fiscal year 1998. After December 31, 1997, Treemont will no longer pay the Company for pension benefits paid to the employees of SHM. The reduction in Treemont expense will reduce the effect of the capital expenditures on SHM revenue during fiscal year 1998. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 for more information on the Company's assisted care business and management contract.

     The Company reported other operating income of $125,000 and $344,000 for the quarter and nine months ended March 31, 1998, respectively, including an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $105,000 and $263,000 for the quarter and nine months ended March 31, 1998. The allocation of overhead to the Creditors' Trust is expected to decrease over time. The remaining income consisted of investment and dividend income. Other operating income for the quarter and nine months ended March 31, 1997 included investment and dividend income related to assets that were transferred to the Creditors' Trust as of April 1, 1997, and therefore are not comparable to the quarter and nine months ended March 31, 1998.

     The Company has reviewed the real estate interests held in its subsidiary LLG Lands, Inc. and has begun to market the property zoned for multi-family use. The Company holds approximately 150 net acres of undeveloped land in Allen, Texas. Of this total, approximately 37 net acres are zoned for multi-family use, the remaining net acreage is zoned for single family use and commercial use. The Company will attempt to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The re-zoning is subject to significant municipal review and there can be no assurance that the re-zoning request will be approved. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 for more information on the Company's real estate investment.

     General and administrative expenses decreased from the same period in fiscal year 1997 as a result of the significant decrease in the number of employees or consultants and related occupancy and other office expenses.

     Effective December 1, 1997, the Board of Directors of the Company approved the separate retention agreements for its two officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President, (the "Retention Agreements") included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The stock options resulted in related expense of $4,000 and $5,000 for the quarter and nine months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 1998.


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

     On April 29, 1997, pursuant to a Stipulation and Order Regarding
Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. On March 31, 1998, the balance of the MSP Trust was $8.3 million. Pursuant to the above stipulation, $6.3 million of the MSP Trust balance is to be held in reserve for MSP claimants. The remainder of the MSP Trust, $2.0 million, net of a reserve of $0.4 million for MSP related legal fees and expenses, is included as an asset in the Creditors' Trust subject to resolution of the MSP litigation. The preliminary MSP disputed claims total $8.8 million. On December 29, 1997, the Bankruptcy Court approved procedures for a settlement whereby the MSP claimants would receive fifty percent of the MSP Trust balance after deducting certain legal fees and MSP trust expenses. The procedures include application to federal district court for approval of a class action and settlement. As of March 31, 1998, no action has been taken by the federal district court. If the settlement is approved by a federal district court, the MSP Trust cash held in reserve pending settlement of MSP claims and expenses would be $3.9 million as of March 31, 1998, thus increasing the Residual cash in the MSP Trust pending settlement of MSP claims and expenses available for distribution to Class 3 unsecured creditors by $2.4 million. The ultimate amount to be distributed to the MSP claimants and to the Class 3 unsecured creditors may differ from the above, pending the outcome of all bankruptcy and legal proceedings. These proceeds are solely for the benefit of the former creditors.

     The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company is entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June, 1997 and subsequently transferred to the Creditors' Trust for the benefit of former creditors. The remaining funds were received in July 1997.

     On August 28, 1996 the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains, inter alia, claims for breach of contract, fraud, tortuous interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. This case was settled and proceeds of $5.4 million were received in June 1997 by the Company and subsequently transferred, net of $234,000 for certain administrative claims, to the Creditors' Trust. These proceeds are solely for the benefit of the former creditors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Refer to the Company's annual Form 10-K for the year ended June 30, 1997, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  EXHIBIT
                   NUMBER      DESCRIPTION
                  -------      ------------
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


                                                   SIENA HOLDINGS, INC.
                                             -------------------------------
                                                      (Registrant)


Date: May 12, 1998                     By:     /s/ W. JOSEPH DRYER
                                             -------------------------------
                                                      President


Date: May 12, 1998                     By:     /s/ W. JOSEPH DRYER
                                             -------------------------------
                                              Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
  NUMBER                 DESCRIPTION
--------                 -----------
   11                    Computation of Earnings (LOSS) Per Share

   27                    Financial Data Schedule