Form 10-K
period 1998-06-30
SIENA HOLDINGS INC
filed 1998-09-29
CIK 60150

================================================================================


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    ---------------

COMMISSION FILE NUMBER 1-6868

                              SIENA HOLDINGS, INC.
                     (Formerly Lomas Financial Corporation)
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                         75-1043392
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

5068 WEST PLANO PARKWAY, SUITE 256,  PLANO TEXAS                75093
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (972) 381-4255

Securities registered pursuant to Section 12(b) of the Act:


                                                                            Name of Each Exchange
             Title of Each Class                                             on Which Registered
             -------------------                                             -------------------
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

     At September 16, 1998 the aggregate market value of the registrant's common stock held by non-affiliates: $4,744,000


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 16, 1998: Common Stock -- 4,000,000 shares.

================================================================================

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                     PART I

Item 1.      BUSINESS.............................................................................................3
Item 2.      PROPERTIES...........................................................................................8
Item 3.      LEGAL PROCEEDINGS....................................................................................8
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................10

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS..................................................................11
Item 6.      SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA..................................................11
Item 7.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..............................................................14
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................20
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................59

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................60
Item 11.     EXECUTIVE COMPENSATION..............................................................................61
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................64
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................65

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................66

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                     PART I

ITEM 1.     BUSINESS

      Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC") was incorporated in Delaware in 1960, and its principal executive offices are located at 5068 West Plano Parkway, Suite 256 in Plano, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to SHI, formerly LFC, and its subsidiaries. The Company is primarily engaged in two businesses through its wholly-owned subsidiaries: assisted care facility management through Siena Housing Management Corp. and real estate development through LLG Lands, Inc. Prior to October 1, 1996, the Company's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. ("Nomas"). As a result of the Chapter 11 proceedings discussed below, the Company's interest in LMUSA was extinguished effective October 1, 1996.

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

      The LMUSA Plan was confirmed by the Bankruptcy Court on October 1, 1996, and LMUSA was discharged from the bankruptcy case and changed its name to Nomas Corp. As a result of LMUSA's reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

      The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed an agreement in respect of intercompany claims (the "Intercompany Agreement"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997, resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million on the effective date of March 7, 1997.

      Additionally, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors. The LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997 and the Company emerged with a new name, Siena Holdings, Inc. Reference is made to the Joint Plan, consisting of Exhibit 10.1, Exhibit
10.2 and Exhibit 10.3 which are filed as exhibits to the Company's annual report on Form 10-K for the year ended June 30, 1997.

      Pursuant to the Joint Plan, the Class 3 general unsecured creditors receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust are liquidated, additional distributions will be made to the Class 3 unsecured creditors. See "Item 8. Financial Statements and Supplementary Data - Reorganization and Creditors' Trust" for more information.

      Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued to the stock distribution agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,781,298 shares of common stock actually distributed to former creditors through June 30, 1998. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date.

      THE 4,000,000 SHARES OF THE NEW COMMON STOCK ARE RESTRICTED IF THE EFFECT OF A TRANSFER WOULD RESULT IN AN OWNERSHIP INCREASE TO 4.5 PERCENT OR ABOVE OF THE TOTAL OUTSTANDING SHARES OR FROM 4.5 PERCENT TO A GREATER PERCENTAGE OF THE TOTAL OUTSTANDING SHARES, WITHOUT PRIOR APPROVAL BY THE BOARD OF DIRECTORS AS DESCRIBED IN THE RESTATED CERTIFICATE OF INCORPORATION. SEE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

      The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

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

FRESH-START REPORTING

       In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company was required to adopt fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.

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

      Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company had historically incurred losses from operations and had projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities were stated at their fair value at the date of reorganization.

CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the nonreorganized assets and will terminate on October 4, 2001 unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditor' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

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

ASSISTED CARE FACILITY MANAGEMENT

        The assisted care facility management subsidiary, Siena Housing Management Corp. ("SHM"), is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont , Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income.

      Treemont elected to begin significant capital improvements for fire protection that have been funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 and are complete except for cosmetic and other details that should be finished in the first quarter of fiscal year 1999. Also, on December 31, 1997, Treemont discontinued the reimbursement of pension benefits paid to the employees of SHM. This reduction in Treemont's pension plan expense increases the facility's net income thereby increasing the Company's management fee. This reduces the effect of the capital expenditures on SHM's revenue during fiscal year 1998.

      The compensation expense and all operating expenses for SHM's employees, who provide services at the assisted care facility, are funded directly by the assisted care facility owner and thus not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission, bonus and pension benefits, which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations.

       SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. The owners of Treemont have recently contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The agreement is substantially secured at this time by the Treemont property in Houston. The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

INVESTMENT IN REAL ESTATE

      The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The property currently held was transferred back to LLG by LMUSA as a result of the intercompany settlement process. See "Item 1. Business - Reorganization". The real property consists of
179.4 acres (approximately 147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes five tracts of land: one tract of approximately 36.5 net acres zoned multi-family, two tracts of approximately
85.5 net acres zoned single-family and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen recently completed the construction of a city park off of Exchange Parkway near the multi-family tract.

      The Company will attempt to increase the values of the property through the re-zoning of the single family tracts and the multi-family tract to light industrial and multi-family. The re-zoning will relocate the multi-family tract. The re-zoning is subject to significant municipal review and there can be no assurance that the re-zoning request will be approved. Management of the Company intends to market or develop the property over an estimated period of three to five years.

MORTGAGE BANKING

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

      See "Item 8. Financial Statements and Supplementary Data - Disposal or Sale of Assets."

EMPLOYEES

      At June 30, 1998 the Company had two executive officers under contract and one full-time employee. One of the Company's subsidiaries, SHM, had 128 full-time and 40 part-time employees who provide services at an assisted care facility in Houston, Texas. The compensation expense and all operating expenses for SHM's employees are funded directly by the assisted care facility owner and thus not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission, bonus and pension benefits, which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations. See "Item 1. Business - Assisted Care Facility Management".

ITEM 2.    PROPERTIES

       The Company's principal executive offices are located in leased facilities at 5068 West Plano Parkway, Suite 256 in Plano, Texas. The original lease for six months expires on August 15, 1998 after which the Company will operate under a month-to-month lease with a 30-day cancellation notice.

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

      The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed an agreement in respect of intercompany claims (the "Intercompany Agreement"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997, resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million on the effective date of March 7, 1997.

      Additionally, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors of the Joint Plan. The LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997 and the Company emerged with a new name, Siena Holdings, Inc. Reference is made to the Joint Plan, consisting of
Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 which are filed as exhibits to the Company's annual report on Form 10-K for the year ended June 30, 1997. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust' and former creditors.

      In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management at this time believes that the Company is not responsible for this retention amount as a result of the Joint Plan.

      Management is also reviewing the Company's potential obligation pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

      On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the Litigation Trust's law suit against certain former officers and directors of Lomas Financial Corp and subsidiaries. The counterclaim seeks joint and several liability. The management of the Company and its counsel are reviewing the documents to determine the effect that this suit may have on the Company. See "Item 8. Financial Statements and Supplementary Data-Subsequent Events."

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

      The LFC Creditors' Committee argued that the funds contributed to the MSP were held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Creditors' Committee contended that the funds in the trust were property of the Company's estate. However, the trustee, Bankers Trust, asserted that the trustee was obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

          On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. The preliminary MSP disputed claims totaled $8.8 million. On July 1, 1998, a federal district court approved a settlement of the MSP Trust whereby the Creditors' Trust and the MSP beneficiaries would equally share the assets remaining in the MSP Trust after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. Accordingly, on July 10, 1998, the Creditors' Trust received $4.085 million pursuant to the final settlement (see "Item 8. Financial Statements and Supplementary Data - Creditors' Trust"). These proceeds are solely for the benefit of the former creditors of the Joint Plan.

      The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company was entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June 1997 and subsequently transferred to the Creditors' Trust for the sole benefit of former creditors of the Joint Plan. The remaining funds were received in July 1997.

      On August 28, 1996 the Bankruptcy Court authorized the LFC Committee to commence an action against Residential Information Services Limited Partnership ("RIS") and certain of its affiliates and related companies. In a complaint dated September 30, 1996, the LFC Committee commenced such an action. On January 10, 1997, the LFC Committee filed an amended complaint. The amended complaint contains, inter alia, claims for breach of contract, fraud, tortuous interference with contract, turnover and quantum meruit against RIS and the other defendants in connection with RIS' acquisition of substantially all of the assets of Lomas Information Systems, Inc. in December 1994. The amended complaint seeks substantial damages from the defendants together with interest, costs and attorneys' fees and punitive damages. This case was settled and proceeds of $5.4 million were received by the Company in June 1997 and subsequently transferred, net of $234,000 for certain administrative claims, to the Creditors' Trust. These proceeds are solely for the benefit of the former creditors of the Joint Plan.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. See "Item 8. Financial Statements and Supplementary Data" for more information on the claims.

      The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. The owners of Treemont have recently contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The agreement is substantially secured at this time by the Treemont property in Houston. See "Item 1. Business" for more information on the management agreement.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

       As of June 30, 1998 and 1997, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued to the stock distribution agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,781,298 shares of common stock actually distributed to former creditors through June 30, 1998. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI's common stock, with a trading symbol of SIEN, is traded in the over the counter market. During the last two fiscal years, the high and low prices and dividends declared on common stock per share have been (in dollars):


                                               1998                      1997                  Dividends Declared
                                      -----------------------  -------------------------    -------------------------
                                         High         Low         High           Low           1998           1997
                                      -----------  ----------  ----------     ----------    -----------    ----------

First Quarter.......................            *           *           *            *          --             --
Second Quarter......................            3      1-7/64           *            *          --             --
Third Quarter.......................      2-39/64       1-1/4           *            *          --             --
Fourth Quarter......................      1-51/64       1-1/4           *            *          --             --


* Not meaningful due to reorganization. Reorganized SHI's common stock commenced trading on December 11, 1997.

      The Company, as of June 30, 1998 and 1997, had 1,000,000 shares of $1.00 par value preferred stock (the "Reorganized Preferred Stock") authorized, with 0 shares issued and outstanding.

      All of the Predecessor Company's common stock (the "Predecessor Common Stock"), warrants and stock options were canceled at reorganization on March 31, 1997. During fiscal 1996 the Predecessor Company's common stock was delisted by the New York Stock Exchange.


ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      See "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start accounting as of March 31, 1997. See "Item 8. Financial Statements and Supplementary Data--Fresh-Start Reporting" footnote to the Consolidated Financial Statements or "Item 1. Business - Fresh-Start Reporting". In accordance with fresh- start accounting, a vertical black line has been placed to separate the operating results of the Predecessor Company from those of the Reorganized Company, since they are not prepared on a comparable basis.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA



                                                         Reorganized Company                    Predecessor Company
                                                     -------------------------  -------------------------------------------------
                                                                  Three Month    Nine Month
                                                     Year Ended   Period Ended  Period Ended           Years Ended June 30
                                                       June 30,     June 30,     March 31,   ------------------------------------
                                                        1998         1997          1997       1996          1995            1994
                                                     ----------   -----------   -----------  ------        ------          ------
                                                                 (in dollars and in thousands, except per share data)
STATEMENT  OF OPERATIONS DATA:
Revenues from operations .......................        1,410          226        3,235       103,347      222,222        281,618
Income (loss) from operations before
   reorganization items and federal income tax .           72          (86)      (5,464)     (229,410)    (127,282)      (126,002)
Reorganization items---net .....................           --           --       (7,447)      (21,181)         --             --
Income (loss) from operations before federal
   income tax expense ..........................           72          (86)     (12,911)     (250,591)    (127,282)      (126,002)
Federal income tax expense .....................          (25)          --           --            --           --             --
Income (loss) from operations before
    discontinued operations ....................           47          (86)     (12,911)     (250,591)    (127,282)      (126,002)
Loss from discontinued operations:
   Loss from disposal ..........................           --           --           --            --      (24,409)       (25,000)
   Loss from operations ........................           --           --           --            --       (2,000)       (31,664)
Income (loss) before extraordinary item ........           47          (86)     (12,911)     (250,591)    (153,691)      (182,666)
Extraordinary gain on discharge of debt ........           --           --      135,966            --           --             --
Net income (loss) ..............................           47          (86)     123,055      (250,591)    (153,691)      (182,666)

Earnings (loss) per  share:
    Income (loss) from operations before
        loss from discontinued operations ......         0.01*       (0.02) *       **            **           **             **
    Income (loss) before extraordinary item ....         0.01*       (0.02) *       **            **           **             **
    Net income (loss) ..........................         0.01*       (0.02) *       **            **           **             **
    Average number of shares ...................        4,000*       4,000  *       **            **           **             **

Earnings (loss) per  share - assuming dilution:
    Income (loss) from operations before
        loss from discontinued operations ......         0.01*       (0.02) *       **            **           **             **
    Income (loss) before extraordinary item ....         0.01*       (0.02) *       **            **           **             **
    Net income (loss) ..........................         0.01*       (0.02) *       **            **           **             **
    Average number of shares ...................        4,044*       4,000  *       **            **           **             **


                       (TABLE CONTINUED ON FOLLOWING PAGE)

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

**    Per share amounts are not meaningful due to reorganization.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                   (CONTINUED)


                                                   As of June 30                        As of June 30
                                               --------------------        --------------------------------------
                                                1998          1997          1996             1995           1994
                                               ------        ------        ------          -------        -------
                                                             (in dollars and in thousands)
BALANCE SHEET DATA:
   Assets ..............................       7,448          7,051        329,932       1,157,001       1,148,257
   Cash ................................       2,475          1,941        197,800          21,510          10,178
    Investment in real estate ..........       4,800          4,800           --              --              --
   Purchased future mortgage servicing
     income rights .....................        --             --             --           346,958         382,009
   First mortgage loans held for sale...        --             --             --           345,039         257,534
   Term and senior convertible notes ...        --             --             --           518,688         523,229
   Liabilities subject to Chapter 11
      proceedings ......................        --             --          552,863            --              --
   Stockholders' equity (deficit) ......       6,143          6,061       (262,464)        (11,878)        141,435
   Escrow, agency and fiduciary funds...         --             --             --          641,519         603,163


Note: Certain amounts in fiscal 1997, 1996, 1995, and 1994 have been reclassified to comply with the 1998 presentation format.

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

      On October 1, 1996, the Company distributed its interest in LMUSA to LMUSA's creditors pursuant to LMUSA's reorganization plan. Effective March 7, 1997, the Company settled its intercompany disputes with LMUSA resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million. See "Item 1. Business - Reorganization".

      Certain reclassification have been made to prior years' financial statements to conform to the current year presentation.

      The operating results of the Company during the year ended June 30, 1998, the three month period ended June 30, 1997, the nine month period ended March 31, 1997, and the year ended June 30, 1996 were as follows (in thousands):


                                                              Reorganized Company                 Predecessor Company
                                                          ----------------------------        ----------------------------
                                                                           Three Month        Nine Month
                                                                              Period            Period
                                                          Year Ended          Ended             Ended           Year Ended
                                                           June 30,          June 30,          March 31,         June 30,
                                                             1998             1997               1997              1996
                                                          ----------       ----------         ----------        ----------
Operating income (loss):
   Assisted care management ......................        $     272         $      87         $     376         $     355
   Real estate ...................................              (29)                5                97               107
   Mortgage banking ..............................             --                --              (1,186)          (34,430)
   Other .........................................              962                52               319              (340)
                                                          ---------         ---------         ---------         ---------
                                                              1,205               144              (394)          (34,308)
                                                          ---------         ---------         ---------         ---------
Expenses:
   General and administrative ....................           (1,133)             (230)           (1,352)           (2,675)
   Provision for losses ..........................             --                --                --                (273)
   Corporate interest ............................             --                --                --              (3,463)
   Loss on sale or disposal of assets ............             --                --              (3,718)         (188,691)
                                                          ---------         ---------         ---------         ---------
                                                             (1,133)             (230)           (5,070)         (195,102)
                                                          ---------         ---------         ---------         ---------
Income (loss) from operations before
  reorganization items and federal income tax ....               72               (86)           (5,464)         (229,410)
Reorganization items---net .......................             --                --              (7,447)          (21,181)
                                                          ---------         ---------         ---------         ---------
Income (loss) before federal income tax ..........               72               (86)          (12,911)         (250,591)
Federal income tax expense .......................              (25)             --                --                --
                                                          ---------         ---------         ---------         ---------
Income (loss) before extraordinary item ..........               47               (86)          (12,911)         (250,591)
Extraordinary gain on discharge of debt ..........             --                --             135,966              --
                                                          ---------         ---------         ---------         ---------
      Net income (loss) ..........................        $      47         $     (86)        $ 123,055         $(250,591)
                                                          =========         =========         =========         =========


      RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1998 COMPARED WITH PERIODS ENDED JUNE 30, 1997

      Due to the adoption of fresh-start accounting on March 31, 1997, the results of operations for the year ended June 30, 1997, are not comparable with the year ended June 30, 1996. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote.

      Assisted Care Management. The decrease in the profitability of the assisted care management operations from a combined annual operating income of $463,000, for the three month period ended June 30, 1997 and the nine month period ended March 31, 1997, to $272,000 for the year ended June 30, 1998 is primarily attributable to the decreased management fee received by Siena Housing Management Corp. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont").

      Treemont elected to begin significant capital improvements for fire protection that have been funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 and are complete except for cosmetic and other details that should be finished in the first quarter of fiscal year 1999. Also, on December 31, 1997, Treemont discontinued the reimbursement of pension benefits paid to the employees of SHM. This reduction in Treemont's pension plan expense increases the facility's net income thereby increasing the Company's management fee. This reduces the effect of the capital expenditures on SHM's revenue during fiscal year 1998.

      The owners of Treemont have recently contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The agreement is substantially secured at this time by the Treemont property in Houston.

      Real Estate. The Company holds approximately 150 net acres of undeveloped land in Allen, Texas. Of this total, approximately 37 net acres are zoned for multi-family use, the remaining net acreage is zoned for single family use and commercial use. The Company is attempting to increase the values of the property through the re-zoning of the single family tracts and the multi-family tract to light industrial and multi-family. The re-zoning will relocate the multi-family tract. The re-zoning is subject to significant municipal review and there can be no assurance that the re-zoning request will be approved.

      The Company's real estate subsidiary, LLG, reported an operating loss of $29,000 for the year ended June 30, 1998 as compared to a combined annual operating income of $102,000, for the three month period ended June 30, 1997 and the nine month period ended March 31, 1997. The decrease is primarily attributable to consulting and other expenses related to the re-zoning project currently underway. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized. Additionally, the LLG subsidiary reported decreased interest income for the year ended June 30, 1998 as compared to prior periods due to a decision by management to maintain a smaller cash balance at the subsidiary company.

      Mortgage Banking. There were no Mortgage Banking operations for the year ended June 30, 1998, due to the distribution of LMUSA to LMUSA creditors on October 1, 1996.

      Other Operations. The Company reported other operating income of $962,000, $52,000 and $319,000 for the year ended June 30, 1998, the three months ended June 30, 1997 and the nine months ended March 31, 1997, respectively. Other operating income included expenses reimbursed by the Creditors' Trust of $796,000 and $42,000 for the year ended June 30, 1998 and the three month period ended June 30, 1997, respectively, including $492,000 of success bonuses as defined below. The remainder of the reimbursement from the Creditors' Trust consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. Other operating income for the nine months ended March 31, 1997 did not include such an allocation as the Creditors' Trust was not created until reorganization. The allocation of overhead to the Creditors' Trust is expected to decrease significantly during fiscal year 1999.

      Several non-recurring items were part of other operating income for the year ended June 30, 1998, including $43,000 proceeds from a non-related bankruptcy claim, $39,000 tax refund from a prior year and $20,000 gain on the sale of Vistamar, Inc., a real estate subsidiary incorporated in Puerto Rico that was carried in the Company's financial records with a basis of zero. Other operating income for the quarter and nine months ended March 31, 1997 included investment and dividend income related to assets that were transferred to the Creditors' Trust as of April 1, 1997, and therefore are not comparable to subsequent periods.

      Expenses and Other. General and administrative expenses of $1,133,000 for the year ended June 30, 1998, consisted primarily of: (1) $728,000 of personnel expenses, including success bonuses of $494,000; (2) corporate insurance of $133,000; (3) accounting, public reporting and other stockholder expenses of $86,000: and (4) other general operating expenses. There will not be a corresponding decrease in expenses relating to the expected decrease in the overhead allocation charged to the Creditors' Trust, due to a certain amount of fixed expenses the Company will continue to incur.

      Separate retention agreements (the "Retention Agreements") were approved by the Board of Directors effective December 1, 1997, for the Company's two executive officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President. The Retention Agreements were filed as an exhibit to the Company's quarterly Form 10-Q for the period ended December 31, 1997. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. See "Item 8. Financial Statements and Supplementary Data - Stock and Compensation Plans" and "Item 11. Executive Compensation" for more information.

      In accordance with the Retention Agreements, the Board of Directors approved a bonus payable to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust (see "Creditors' Trust" footnote). The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. Based on the same bonus criteria but subject to shareholder approval, $98,000 remains payable to the directors.

      The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements, included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The plan according to the SHI Nonqualified Stock Option Agreements (the "SHI Stock Option Plan") granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant"). The stock options resulted in compensation expense of $10,000, with a corresponding increase in additional paid-in capital, for the year ended June 30, 1998.

      Pursuant to shareholder approval, stock options will also be awarded to the Company's directors under the SHI Directors' Stock Option Plan. Under the proposed plan, each of the five directors would receive options to purchase 40,000 shares of the Company's common stock, with the same Date of Grant and other features as the officers' plan. If approved by the shareholders, the Company would recognize compensation expense of $4,000 in fiscal year 1999 for the period from December 1, 1997 through June 30, 1998. This would have an insignificant impact on earnings (loss) per share.

        See "Item 11. Executive Compensation" for more information on the compensation and stock options of the directors and officers.

      In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management at this time believes that the Company is not responsible for this retention amount as a result of the Joint Plan.

      Management is also reviewing the Company's potential obligation pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction. See "Item 8. Financial Statements and Supplementary Data - Subsequent Events".

      Due to the Company's lack of dependence on computer software, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's future operating results.

      See "Item 8.  Financial Statements and Supplementary Data".

RESULTS OF OPERATIONS--PERIODS ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

      Due to the adoption of fresh-start accounting on March 31, 1997, the results of operations for the year ended June 30, 1997, are not comparable with the year ended June 30, 1996. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote.

      Assisted Care Management. The assisted care management operations recorded a gain of $87,000 and $376,000 for the periods ended June 30, 1997 and March 31, 1997, respectively. This is compared to a gain of $355,000 in fiscal 1996. The increased profitability of Housing Management operations as compared to the same period in fiscal 1996 is primarily attributable to the termination of a non-profitable management contract in October 1996. The assisted care management operations was included in other operations in previous filings but has been reclassified as the assisted care management is a significant business unit prospectively.

      Real Estate. The Company's real estate subsidiary, LLG, reported consistent net operating income of $102,000 for fiscal year 1997 as compared to $107,000 for fiscal year 1996, both primarily due to interest income.

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

      Other Operations. Other operations reported net operating income as reclassified of $52,000 and $319,000 for the periods ended June 30, 1997 and March 31, 1997, respectively, as compared to a net operating loss as reclassified of $340,000 for the year ended June 30, 1996. The loss for 1996 includes losses from STL operations and LIS operations. For the period ended March 31, 1997, the net operating income of $319,000 is primarily interest and investment income earned on various investments. Substantially all the investments were included in the transfer of assets to the Creditors' Trust on March 31, 1997, thus the Company saw a significant decrease in the net operating income for other operations for the period ended June 30, 1997.

      Expenses and Other. As a result of the bankruptcy filings on October 10, 1995 by LFC, LMUSA and two other insignificant subsidiaries, the Company reported net reorganization items of $7.4 million and $21.2 million for the period ended March 31, 1997 and the year ended June 30, 1996, respectively. The reorganization items consisted primarily of professional and other fees of $7.0 million and $14.2 million reduced by a credit for interest earned on cash accumulated of $3.0 million and $8.7 million for the period ended March 31, 1997 and the year ended June 30, 1996, respectively. Upon filing bankruptcy on October 10, 1995, the Company ceased accruing corporate interest, thus there was no corporate interest expense for the period ended March 31, 1997.

      For the period ended March 31, 1997, the Company recorded an adjustment to prepetition liabilities for allowed or disputed claims of $3.5 million which is included in Reorganization Items-Net on the Company's Statement of Consolidated Operations. An extraordinary gain on discharge of debt of $136.0 million was recorded for the period ended March 31, 1997, based on the estimated distribution to creditors pursuant to the Plan of Reorganization. For fiscal 1996, there were charges for the write-off of deferred interest swap debits of $9.1 million and unamortized debt issuance cost of $6.6 million. After the adoption of fresh-start reporting on March 31, 1997, any professional fees related to the reorganization or interest earned on the cash held by the Creditors' Trust will be charged or credited to the income of the Creditors' Trust. The interest earned on the cash held by the Reorganized Company for the period ended June 30, 1997 is reported as operating income for the appropriate operating division.

      General and administrative expenses decreased from $2.7 million for the year ended June 30, 1996 to $1.4 million for the period ended March 31, 1997 and $188,000 for the period ended June 30, 1997, as a result of the significant decrease in the number of employees or consultants and related occupancy and office expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the only liabilities of the Company were accounts payable and other accrued expenses which will be paid from current operating cash available as of June 30, 1998.

      In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management at this time believes that the Company is not responsible for this retention amount as a result of the Joint Plan.

      Management is also reviewing the Company's potential obligation pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

      On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the Litigation Trust's law suit against certain former officers and directors of Lomas Financial Corp and subsidiaries. The counterclaim seeks joint and several liability. The management of the Company and its counsel are reviewing the documents to determine the effect that this suit may have on the Company. See "Item 8. Financial Statements and Supplementary Data-Subsequent Events".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Siena Holdings, Inc.:


      We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, formerly Lomas Financial Corporation and subsidiaries, (the "Company") as of June 30, 1998 and 1997, and the related statements of consolidated operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1998, the three month period ended June 30, 1997, the nine month period ended March 31, 1997 and the year ended June 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, Schedule I-- Condensed Financial Information of the Registrant as of June 30, 1998 and 1997 and for the year ended June 30, 1998, the three month period ended June 30, 1997, the nine month period ended March 31, 1997 and the year ended June 30, 1996 and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the financial statement presentation. We believe that our audits provide a reasonable basis for our report.

      The accompanying consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997 and the year ended June 30, 1996, were prepared assuming that the Company would continue as a going concern. The Company and its wholly-owned subsidiary, Lomas Mortgage USA, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 10, 1995. The reorganization plans had not been confirmed by the Bankruptcy Court. Claims which are contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including, those which arise in connection with rejection of unfavorable executory contracts and leases were not determinable. As a result of the reorganization proceedings, the Company could have sold assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997 and the year ended June 30, 1996, do not include any adjustments that resulted from the outcome of these uncertainties.

      Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying consolidated financial statements and financial statement schedule for the nine month period ended March 31, 1997 and the year ended June 30, 1996.

      In our opinion, the consolidated balance sheets of Siena Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related statements of consolidated operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1998 and the three month period ended June 30, 1997, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries, as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended June 30, 1998 and the three month period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related 1998 and 1997 financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

      As discussed in the notes to the consolidated financial statements, effective March 31, 1997, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of June 30, 1998 and 1997, and the related statements of consolidated operations and cash flows for the year ended June 30, 1998 and the three month period ended June 30, 1997, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.


                                                           KPMG Peat Marwick LLP


Dallas, Texas
September 25, 1998

                           CONSOLIDATED BALANCE SHEET

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                     Reorganized Company
                                                                              -------------------------------

                                                                              June 30, 1998     June 30, 1997
                                                                              -------------     -------------
ASSETS
Current Assets:
    Cash and cash equivalents .............................................        $ 2,475         $ 1,941
    Receivables ...........................................................            119             242
    Prepaid expenses ......................................................             54              68
                                                                                   -------         -------
                                                                                     2,648           2,251
                                                                                   -------         -------
Long Term Investments:
    Investment in real estate .............................................          4,800           4,800
                                                                                   -------         -------
                                                                                   $ 7,448         $ 7,051
                                                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses .................................        $   594         $   216

Long Term Liabilities:
    Accrued medical insurance premiums ....................................            711             774
                                                                                   -------         -------
                                                                                     1,305             990
                                                                                   -------         -------
Stockholders' equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized, 0 shares
        issued and outstanding) ...........................................           --              --
    Common stock--($.10 par value, 15,000 shares authorized, 4,000
        shares issued and outstanding) ....................................            400             400
    Other paid-in capital .................................................          5,782           5,747
    Accumulated deficit ...................................................            (39)            (86)
                                                                                   -------         -------
                                                                                     6,143           6,061
                                                                                   -------         -------
                                                                                   $ 7,448         $ 7,051
                                                                                   =======         =======

See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED OPERATIONS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Reorganized Company                 Predecessor Company
                                                   ------------------------------     -------------------------------
                                                                       Three Month         Nine Month
                                                       Year Ended     Period Ended        Period Ended      Year Ended
                                                        June 30,         June 30,           March 31,        June 30,
                                                          1998            1997               1997               1996
                                                     --------------  --------------     --------------  --------------
Revenues:
   Commissions and fees............................  $          394  $          156     $        1,555  $       16,040
   Interest........................................             101              27                956           7,933
    Trust expense reimbursement....................             796              42                 --              --
    Mortgage servicing.............................              --              --                 --          59,938
   Investment......................................              --              --                 16          13,191
   Gain on sales...................................              20              --                253             214
   Other...........................................              99               1                455           6,031
                                                     --------------  --------------     --------------  --------------
                                                              1,410             226              3,235         103,347
                                                     --------------  --------------     --------------  --------------
Expenses:
   Personnel.......................................             846             101              1,728          38,555
   Other operating.................................             492             211              3,147          32,476
   Interest........................................              --              --                 --          24,563
   Depreciation and amortization...................              --              --                106          17,358
   Provision for losses............................              --              --                 --          31,114
   Loss on sale or disposal of assets..............              --              --              3,718         188,691
                                                     --------------  --------------     --------------  --------------
                                                              1,338             312              8,699         332,757
                                                     --------------  --------------     --------------  --------------
Income (loss) from operations before
   reorganization items and federal income tax.....              72             (86)            (5,464)       (229,410)
Reorganization items--net..........................              --              --             (7,447)        (21,181)
                                                     --------------  --------------     --------------  --------------
Income (loss) from operations before federal
   income tax......................................              72             (86)           (12,911)       (250,591)
Federal income tax expense.........................            (25)              --                 --              --
                                                     --------------  --------------     --------------  --------------
Income (loss) before extraordinary item............              47             (86)           (12,911)       (250,591)
Extraordinary gain on discharge of debt............              --              --            135,966              --
                                                     --------------  --------------     --------------  --------------
Net income (loss)..................................  $           47  $          (86)    $      123,055  $     (250,591)
                                                     ==============  ==============     =============== ==============


Basic earnings (loss) per share:
   Net income (loss)...............................  $         0.01* $        (0.02)*               **              **
Average number of shares...........................           4,000*          4,000 *               **              **

Diluted earnings (loss) per share:
   Net income (loss)...............................  $         0.01* $        (0.02)*               **              **
Average number of shares...........................           4,044*          4,000 *               **              **

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

**    Per share amounts are not meaningful due to reorganization.

See notes to consolidated financial statements.

            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                            YEAR ENDED JUNE 30, 1998
                     THREE MONTH PERIOD ENDED JUNE 30, 1997
                   NINE MONTH PERIOD ENDED MARCH 31, 1997 AND
                            YEAR ENDED JUNE 30, 1996
                                 (IN THOUSANDS)


                                                          Common                     Other
                                                          Shares       Common       Paid-in    Accumulated
                                                       Outstanding      Stock       Capital      Deficit         Total
                                                       ------------  -----------  -----------  ------------  -------------

Balance at June 30, 1995.........................            20,146  $    20,146  $   309,761  $   (341,785) $     (11,878)
Net loss for year ended June 30, 1996............                --           --           --      (250,591)      (250,591)
Issuance of stock under stock plans..............                 3            3            2            --              5
                                                       ------------  -----------  -----------  ------------  -------------
     Balance at June 30, 1996....................            20,149       20,149      309,763      (592,376)      (262,464)
Net income for nine months ended March 31, 1997..                --           --           --       123,055        123,055
Distribution of LMUSA to LMUSA creditors.........                --           --           --       126,101        126,101
Settlement of intercompany claims with LMUSA.....                --           --           --        16,798         16,798
Effect of reorganization and fresh-start
     accounting:
   Cancellation of Predecessor equity ...........           (20,149)     (20,149)    (306,273)      326,422             --
--------------------------------------------------------------------------------------------------------------------------
   Issuance of new shares pursuant to the Plan of
      Reorganization.............................             4,000          400         (400)           --             --
   Fresh-start accounting valuation adjustments..                --           --        2,657            --          2,657
                                                       ------------  -----------  -----------  ------------  -------------
     Balance at March 31, 1997...................             4,000          400        5,747            --          6,147
Net loss for three months ended June 30, 1997....                --           --           --           (86)           (86)
                                                       ------------  -----------  -----------  ------------  -------------
      Balance at June 30, 1997...................             4,000          400        5,747           (86)         6,061
Net income for year ended June 30, 1998..........                --           --           --            47             47
Utilization of tax benefits of pre-reorganization
     net operating loss carryforwards and
     deductible temporary difference.............                --           --           25            --             25
Issuance of stock options........................                --           --           10            --             10
                                                       ------------  -----------  -----------  ------------  -------------
      Balance at June 30, 1998...................             4,000  $       400  $     5,782  $        (39) $       6,143
                                                       ============  ===========  ===========  ============  =============

 See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)


                                                                           Reorganized Company            Predecessor Company
                                                                      ----------------------------    -----------------------------
                                                                                      Three Month       Nine Month
                                                                         Year Ended   Period Ended     Period Ended    Year Ended
                                                                           June 30,     June 30,        March 31,       June 30,
                                                                            1998          1997             1997           1996
                                                                      --------------- ------------    --------------- -------------
Operating activities:
   Net income (loss)...............................................   $            47 $        (86)   $       123,055 $    (250,591)
   Adjustments to reconcile income (loss) from operations to
    cash provided by operations before working capital  changes:
       Federal income tax expense charged to other paid-in
          capital due to the utilization of pre-reorganization
          tax attributes ..........................................                25          --                  --            --
       Compensation expense for stock options......................                10          --                  --            --
       Gain on sale................................................               (20)         --                  --            --
       Extraordinary gain on discharge of debt.....................                --          --            (135,966)           --
       Loss from disposal or sale of assets........................                --          --               3,718       188,691
       Depreciation and amortization...............................                --          --                 106        17,358
       Provision for losses........................................                --          --                  --        31,114
       Reorganization items:
         Claims in excess of recorded prepetition liabilities......                --          --               3,454            --
         Write off of unamortized debt issuance cost...............                --          --                  --         6,571
         Write off of net deferred debits on interest rate swap....                --          --                  --         9,115
                                                                       -------------- ------------    --------------- -------------
         Cash provided (used) by operations before working
             capital changes.......................................                62          (86)            (5,633)        2,258
   Net change in first mortgage loans held or sale.................                --           --                 --       345,278
   Net change in sundry receivables, payables and other assets.....               452           27             (1,601)      (29,859)
                                                                      --------------- ------------    --------------- -------------
          Net cash provided (used) by operating activities.........               514          (59)            (7,234)      317,677
                                                                      --------------- ------------    --------------- -------------
Investing activities:
   Purchases of investments........................................                --           --            (12,383)      (31,417)
   Maturities / sales of investments...............................                20           --                 --       283,012
   Net collections of mortgage notes receivable....................                --           --                 --         2,214
   Purchases of loans from pools...................................                --           --                 --        (4,283)
   Net sales of foreclosed real estate.............................                --           --                276        13,993
   Net sales of  fixed assets......................................                --           --             25,374         3,708
   Net purchases of future mortgage servicing income rights........                --           --                 --        (2,264)
   Proceeds from LMUSA assets sold to First Nationwide.............                --           --              6,160       185,750
   Proceeds from settlement of intercompany dispute with
     LMUSA.........................................................                --           --              6,754            --
   Transfer to Litigation Trust pursuant to intercompany
     agreement.....................................................                --           --             (3,000)           --
   LMUSA cash balance at date of distribution......................                --           --           (191,557)           --
   Transfer of cash to LFC Creditors' Trust for payment of
     claims and other liabilities pursuant to reorganization
     plan..........................................................                --           --             (8,558)           --
                                                                      --------------- ------------    --------------- -------------
          Net cash provided (used) by investing activities.........                20           --           (176,934)      450,713
                                                                      --------------- ------------    --------------- -------------

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (CONTINUED)
                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)



                                                                Reorganized Company             Predecessor Company
                                                            ----------------------------    ----------------------------
                                                                            Three Month       Nine Month
                                                                            Period Ended     Period Ended    Year Ended
                                                              Year Ended      June 30,        March 31,       June 30,
                                                            June 30, 1998       1997             1997           1996
                                                            --------------  ------------    --------------  ------------
Financing activities:
   Net borrowings (repayments) of notes payable...........  $           --  $         --    $           --  $   (591,089)
   Term debt repayments...................................              --            --           (11,632)       (1,011)
                                                            --------------  ------------    --------------  ------------
         Net cash provided (used) by financing activities.              --            --           (11,632)     (592,100)
                                                            --------------  ------------    --------------  ------------

Net increase (decrease) in cash and cash equivalents......             534           (59)         (195,800)      176,290
Cash and cash equivalents at beginning of period..........           1,941         2,000           197,800        21,510
                                                            --------------  ------------    --------------  ------------
Cash and cash equivalents at end of period................  $        2,475  $      1,941    $        2,000  $    197,800
                                                            ==============  ============    ==============  ============

Cash payments for:
   Interest...............................................              --            --                --  $     12,727
   Federal income tax.....................................              --            --                --            --

Non-cash transactions:
    Issuance of stock options............................   $           10            --                --            --


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)


SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Siena Holdings, Corp. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc.. Prior to October 1, 1996, SHI's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp.("Nomas"). As a result of the confirmation of LMUSA's Chapter 11 reorganization plan (see "Reorganization" footnote), the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

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

      First Mortgage Loans Held for Sale. First mortgage loans held for sale were carried at the lower of cost or market determined on a net aggregate basis by the Predecessor Company. Adjustments to market were made by charges or credits to income.

      Gains and Losses on Sale of Mortgage Loans. Gains or losses on sales of mortgage loans were recognized by the Predecessor Company based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, were recognized at the time of sale in the gain or loss determination.

      Investment in Real Estate. Real estate is carried at the fresh-start reporting value as of March 31, 1997. The Company continually monitors the value of the real estate based on estimates of future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined. For the year ended June 30, 1998 and the three month period ended June 30, 1997, there were no charges to earnings for impairment of the real estate.

      Fixed Assets. Fixed assets included land, buildings, furniture and fixtures and other equipment and were carried at amortized cost by the Predecessor Company. Fixed assets that were anticipated to be disposed of were carried at estimated fair value net of estimated selling costs. Depreciation was computed on the straight line method over the estimated useful lives of the related assets.

      Purchased Future Mortgage Servicing Income Rights. Purchased future mortgage servicing income rights ("PMSR's") represented the portion of the purchase price of mortgage servicing portfolios acquired from others by the Predecessor Company and allocated to future net servicing income to be derived from servicing such mortgages.

      The Predecessor Company periodically monitored its servicing portfolio to determine if adjustments should be made to its amortization schedules or carrying values of its PMSR'S due to changes in interest rates, current prepayment rates, expected future prepayment rates and certain other factors. The amortization and impairment analyses were performed for individual mortgage tranches with similar economic characteristics on an undiscounted basis and adjusted as required. The Predecessor Company amortized the capitalized PMSR'S in proportion to, and over the period of, the estimated net servicing income. The expected life of the estimated net servicing income was based on the expected prepayment rates of the underlying mortgages within the tranches.

      Sales of Servicing Rights. The Predecessor Company recognized gain or loss on the sales of servicing rights when all risks and rewards were irrevocably passed to the purchasers and there were no unresolved contingencies.

      Mortgage Servicing. Fees received by the Predecessor Company for servicing mortgage loans owned by investors were generally based on a stipulated percentage of the outstanding monthly principal balance of such loans and were payable only out of interest collected from mortgagors. Servicing fees, late charges and miscellaneous other fees collected from mortgagors and others were recognized as income when collected. Servicing costs were charged to expense as incurred. In addition, the Predecessor Company performed mortgage servicing on a subcontract basis for other parties who owned the servicing rights. Subservicing fees were usually agreed to be paid on a per-loan basis calculated as an annual dollar amount paid monthly.

      Reverse Interest Rate Swap Agreements. The Predecessor Company, through LMUSA, entered into interest rate swap agreements as a means of managing its exposure to changes in interest rates. Interest rate swaps that reduced the exposure of the Company, as a whole, to changes in interest rates were designated as hedges of the Company's fixed rate debt and treated as hedges of the debt. Swap agreements that did not reduce the Company's exposure to changes in interest rates were not considered to be hedges. The interest differential to be paid or received on swap agreements that were treated as hedges was accrued over the life of the agreements as an adjustment to the interest expense of the related debt. Gains or losses on early termination of interest rate swap agreements designated as hedges were recognized over the remaining term of the swap agreement. Interest rate swaps that were not considered hedges, and losses where the fixed rate debt associated with the swap was reduced below the notional amount of the swap, were marked to market with the unrealized gain or loss, together with the accrued interest differential, treated as a gain or loss and included in the accompanying Statement of Consolidated Operations. As a result of the Chapter 11 filing, the swap agreements were terminated and the deferred debits were written off during fiscal 1996.

      Assisted Care Facility Management Fee. The Company, through its wholly-owned subsidiary Siena Housing Management Corp. ("SHM"), manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income.

      The compensation expense and primarily all operating expenses of SHM's employees who provide services at the assisted care facility are funded directly by the assisted care facility owner thus not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations.

      The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

      Federal Income Taxes. Income taxes have been provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards and enacted tax rates that will be in effect for the years in which the differences are expected to reverse. Under fresh-start reporting, benefits realized in the consolidated income tax return from the utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at the date of confirmation of the Joint Plan are reported as direct additions to other paid-in capital.

      Escrow, Agency and Fiduciary Funds. The Predecessor Company maintained certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds were held in trust in segregated, generally noninterest bearing, bank accounts and were excluded from the corporate assets and liabilities of the Predecessor Company.

      Earnings (Loss) Per Share. During the fiscal year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. The Company retroactively applied SFAS No. 128 to the three month period ended June 30, 1997. Earnings per share information for the Predecessor Company is not presented because the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful. Adoption of SFAS No. 128 did not have a material impact on the earnings (loss) per share.

      Earnings per share for the year ended June 30, 1998 and the three month period ended June 30, 1997 were determined using the weighted average shares issued or reserved for issuance as of June 30, 1998 and 1997, respectively. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

      The following is a reconciliation of net income applicable to common stock as well as common stock used to compute basic and diluted earnings (loss) per share for the periods presented:


                                                             Reorganized Company               Predecessor Company
                                                       ------------------------------    ------------------------------
                                                                        Three Month         Nine Month
                                                         Year Ended     Period Ended       Period Ended     Year Ended
                                                          June 30,        June 30,          March 31,        June 30,
                                                             1998           1997               1997             1996
                                                       -------------- ---------------    --------------- --------------
RECONCILIATION OF NET INCOME APPLICABLE TO
    COMMON STOCK:
Basic net income applicable to common stock:
    Income (loss) applicable to common stockholders
       before extraordinary item...................... $           47 $           (86)   $       (12,911)$     (250,591)
    Extraordinary gain on discharge of debt...........             --              --            135,966             --
                                                       -------------- ---------------    --------------- --------------
    Net income (loss) applicable to common
       stockholders................................... $           47 $           (86)   $       123,055 $     (250,591)
                                                       ============== ===============    =============== ==============
Diluted net income applicable to common stock:
    Income (loss) applicable to common stockholders
       before extraordinary item...................... $           47 $           (86)   $       (12,911)$     (250,591)
    Income effect of assumed conversions..............             --              --                 --             --
                                                       -------------- ---------------    --------------- --------------
    Income (loss) available to common stockholders
       + assumed conversions..........................             47             (86)           (12,911)      (250,591)
    Extraordinary gain on discharge of debt...........             --              --            135,966             --
                                                       -------------- ---------------    --------------- --------------
    Net income (loss) available to common
       stockholders + assumed conversions............. $           47 $           (86)   $       123,055 $     (250,591)
                                                       ============== ===============    =============== ==============

RECONCILIATION OF WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
Basic shares of common stock:
    Weighted average common shares outstanding........         4,000*          4,000*                 **             **

Diluted shares of common stock:
    Weighted average common shares outstanding........         4,000*          4,000*                 **             **
    Plus: Dilutive potential common shares
             SHI Nonqualified Stock Option Plan.......            44*            -- *                 **             **
                                                       -------------- ---------------    --------------- --------------
    Adjusted weighted average shares outstanding......         4,044*          4,000*                 **             **
                                                       ============== ===============    =============== ==============

*   Based on shares issued or reserved for issuance to creditors.
**  Number of shares not meaningful due to reorganization.

     Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a new fair-value methodology, under which compensation cost is measured and recognized in the Statement of Consolidated Operations, or continue to account for these plans under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The

Company has elected to continue to account for these plans under APB No. 25. The "Stock and Compensation Plans" footnote contains a summary of the pro forma effects to reported net income applicable to common stock and earnings (loss) per share for the year ended June 30, 1998 and the three months ended June 30, 1997, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No.
123.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Accounting Pronouncements Not Yet Adopted. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components and requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only item the Company currently has that would be included in the Company's presentation of comprehensive income, in addition to net income applicable to common stock, is the benefit realized from the utilization of pre-reorganization tax attributes. The Company will adopt the provisions of SFAS No. 130 in fiscal 1999.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997 by the FASB. This statement requires that companies disclose segment data on the basis that it is used internally by management for evaluating segment performance and allocating resources to segments. This statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments will not materially change from the current presentation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, thus the Company will adopt this statement in fiscal 1999.

      Reclassifications. Certain reclassifications have been made to prior years' and prior quarters' financial statements to conform to the 1998 presentation.

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

      The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the LMUSA Creditors' Committee signed an agreement in respect of intercompany claims (the "Intercompany Agreement"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997, resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million on the effective date of March 7, 1997.

      Additionally, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors. The LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997 and the Company emerged with a new name, Siena Holdings, Inc.

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

      The following is a summary of the claims, excluding administrative, as of the initial distribution date (in thousands):


Priority  LIS claims - allowed..............................  $      234
Convenience claims - allowed................................           1
Unsecured Class 3 claims -
     Bondholders - allowed..................................     145,433
     Other claims - allowed.................................       1,366
MSP claims - disputed.......................................       8,803
                                                              ----------
                                                              $  155,837
                                                              ==========

      Pursuant to the Joint Plan, the Class 3 unsecured creditors receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust (see "Creditors' Trust" footnote) are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued to the stock distribution agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,781,298 shares of common stock actually distributed to former creditors through June 30, 1998. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date.

      The 4,000,000 shares of the new common stock are restricted if the effect of a transfer would result in an ownership increase to 4.5 percent or above of the total outstanding shares or from 4.5 percent to a greater percentage of the total outstanding shares, without prior approval by the board of directors as described in the restated certificate of incorporation.

      The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Creditors' Trust" footnote.

      The LFC Creditors Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. See "Creditors' Trust" footnote.

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

      In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997 was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating (the "Reorganized Company") results since they are not prepared on a comparable basis.

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

      The effect of the plan of reorganization on the Company's Consolidated Balance Sheet as of March 31, 1997 is as follows (in dollars in thousands):


                                                 Pre-           Adjustments       Fresh-Start
                                            reorganization       to Record        Accounting      Reorganized
                                            Balance Sheet         Plan of          Valuation     Balance Sheet
                                            March 31, 1997   Reorganization *     Adjustments    April 1, 1997
                                           ----------------  -----------------  --------------- ---------------
                 ASSETS
Cash and cash equivalents................  $         10,559  $          (8,559) $           --  $         2,000

Investments..............................            13,338            (13,338)             --              --
Receivables - net........................             4,186             (4,038)             --              148
Investment in real estate................             2,143                 --            2,657           4,800
                                           ----------------  -----------------  --------------- ---------------
                                                     19,667            (17,376)           2,657           4,948
Allowance for losses.....................            (3,828)             3,828               --              --
                                           ----------------  -----------------  --------------- ---------------
                                                     15,839            (13,548)           2,657           4,948
Prepaid expenses and other assets........               336               (218)              --             118
                                           ----------------  -----------------  --------------- ---------------
                                           $         26,734  $         (22,325) $         2,657 $         7,066
                                           ================  =================  =============== ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accounts payable and accrued expenses....  $          3,373  $          (2,454) $            -- $           919
Liabilities subject to Chapter 11
  proceedings ...........................           155,837           (155,837)              --              --
                                           ----------------  -----------------  --------------- ---------------
                                                    159,210           (158,291)              --             919
                                           ----------------  -----------------  --------------- ---------------
Stockholders' Equity (Deficit):
Common stock.............................            20,149                 --          (19,749)            400
Preferred stock..........................                --                 --               --              --
Other paid-in capital....................           309,763                 --         (304,016)          5,747
Retained earnings (deficit)..............          (462,388)           135,966          326,422              --
                                           ----------------  -----------------  --------------- ---------------
                                                   (132,476)           135,966            2,657           6,147
                                           ----------------  -----------------  --------------- ---------------
                                           $         26,734  $         (22,325) $         2,657 $         7,066
                                           ================  =================  =============== ===============

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

REORGANIZATION ITEMS--NET

      The Bankruptcy Code requires the separate classification of revenues and expenses that are a direct result of the Chapter 11 filing. As such, these items have been segregated on the Statement of Consolidated Operations and include the following (in thousands):


                                                                    Three Months     Nine Months
                                                     Year Ended        Ended            Ended         Year Ended
                                                      June 30,        June 30,         March 31,       June 30,
                                                        1998            1997             1997            1996
                                                   --------------  --------------   --------------  --------------
Interest earned on cash accumulated............... $          --   $           --   $       (3,049) $       (8,691)
Write off of unamortized debt issuance cost.......            --               --               --           6,571
Write off of deferred interest swap debits........            --               --               --           9,115
Professional fees.................................            --               --            6,911          13,605
Adjustment to liabilities for allowed or
   disputed claims:
      MSP claims..................................            --               --            3,048              --
      Other.......................................            --               --              406              --
Other.............................................            --               --              131             581
                                                   --------------  --------------   --------------  --------------
                                                   $          --   $           --   $        7,447  $       21,181
                                                   ==============  ==============   ==============  ==============

CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") which the Company serves as trustee. The Creditors' Trust holds the nonreorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001 unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

      There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and the former creditors.

      The following is a summary of the nonreorganized assets and liabilities held in the Creditors' Trust as of June 30, 1998 carried at the estimated fair value (in thousands) (unaudited):


Cash held in reserve for payment of administrative expenses and other trust liabilities .      $          380
Accounts payable and accrued expenses....................................................                (172)
                                                                                               --------------
       Cash available for future trust expenses *........................................      $          208
                                                                                               ==============

Cash held in reserve for payment of certain claims.......................................      $           82
                                                                                               ==============

Net assets of the Creditors' Trust:
      Cash ..............................................................................      $          858
      Cash reserved for contingent obligations...........................................               3,500
      Investments:
           Cash in the MSP Trust available pursuant to approved settlement agreement ....               4,085
           Two limited partnerships which fund institutional mortgage loans..............                 460
           Other.........................................................................                  20
                                                                                               --------------
                 Total investments.......................................................               4,565
                                                                                               --------------

                  Net assets of the Creditors' Trust.....................................      $        8,923
                                                                                               ==============

*Pursuant to the Joint Plan, an additional $300,000 of cash has been set aside during the year ended June 30, 1998, for the payment of additional Creditors' Trust expenses.

      The Company charged to the Creditors' Trust expenses of $796,000 and $42,000 for the year ended June 30, 1998 and the three month period ended June 30, 1997, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses for fiscal 1998 include $492,000 of success bonuses as discussed in the following paragraph. The remainder of the expense reimbursement from the Creditors' Trust for both years consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease significantly during fiscal year 1999.

      On January 14, 1998, the Creditors' Trust received $8.1 million pursuant to the negotiated final settlement of a subordinated promissory note. The Company as trustee began negotiations early in 1997. The Bankruptcy Court approved the settlement on December 29, 1997. The settlement provided the Creditors' Trust with a gain of $5.9 million. This gain was recognized for income tax purposes in April 1997 upon the transfer of the promissory note from the Company to the Creditors' Trust. Pursuant to certain retention agreements, the SHI Board of Directors approved a bonus payable to the executive officers of the Company based on the cash received by the Creditors' Trust in excess of the book value. The Company received $590,000 in May 1998 for the bonus pool from the $8.1 million proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the other officer elected not to receive the payment at this time, thus a payable of $295,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of June 30, 1998. Based on the same bonus criteria but subject to shareholder approval, $98,000 remains payable to the directors. See "Stock and Compensation Plans" and "Accounts Payable and Accrued Expenses" footnotes.

      On July 10, 1998, the Creditors' Trust received $4.085 million pursuant to a final settlement of the net assets in the MSP Trust approved by a federal district court on July 1, 1998. The court approved settlement procedures for the Creditors' Trust and the MSP beneficiaries to equally share the assets remaining in the trust after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. See "Management Security Plan" footnote.

      A cash reserve for contingent obligations in the amount of $3.5 million has been established in the Creditors' Trust as of June 30, 1998. The reserve includes $1.0 million for a contingent liability to SHI related to insurance retention, $1.0 million for additional legal expense related to the LFC/LMUSA Litigation Trust and $1.5 million for other legal and administrative expenses. See "Contingent Liabilities" footnote.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

INVESTMENT IN REAL ESTATE

          The Company's investment in real estate in the amount of $4.8 million as of June 30, 1998 and June 30, 1997, is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The property currently owned was transferred back to LLG by LMUSA as a result of the intercompany settlement process in March 1997 (see "Reorganization" footnote). For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

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

       The Company has reviewed the real estate interests held in its subsidiary LLG Lands, Inc. and has begun to market the property zoned for multi-family use, approximately 36.5 net acres. The Company will attempt to increase the values of the property through the re-zoning of the single family tracts and the multi-family tract to light industrial and multi-family. The re-zoning will relocate the multi-family tract. The re-zoning is subject to significant municipal review and there can be no assurance that the re-zoning request will be approved. Management of the Company intends to market or develop the property over an estimated period of three to five years.

RECEIVABLES

      Receivables consisted of the following (in thousands):


                                                                              June 30, 1998          June 30, 1997
                                                                             ----------------       ---------------
Management fees receivable - assisted care facility.....................     $            119       $           240
Accrued interest........................................................                   --                     2
                                                                             ----------------       ---------------
                                                                             $            119       $           242
                                                                             ================       ===============

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

      Treemont elected to begin significant capital improvements for fire protection that have been funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 and are complete except for cosmetic and other details that should be finished in the first quarter of fiscal year 1999. Also, on December 31, 1997, Treemont discontinued the reimbursement of pension benefits paid to the employees of SHM. This reduction in Treemont's pension plan expense increases the facility's net income thereby increasing the Company's management fee. This reduces the effect of the capital expenditures on SHM's revenue during fiscal year 1998.

      SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. The owners of Treemont have recently contacted the Company's management and requested a legal review of the contract as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The agreement is substantially secured at this time by the Treemont property in Houston. The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

ALLOWANCE FOR LOSSES

      Activity in the allowance account was as follows (in thousands):


                                                                                Three Month          Nine Month
                                                              Year Ended       Period Ended         Period Ended    Year Ended
                                                               June 30,          June 30,            March 31,       June 30,
                                                                 1998               1997                1997           1996
                                                             -------------     -------------       --------------  -------------
                                                             $          --     $          --       $       24,821  $      32,394
     Provision for losses...........................                    --                --                   --         31,114
     Charge-offs or write downs.....................                    --                --                 (483)       (48,884)
     Recoveries.....................................                    --                --                   --          9,290
     Distribution of LMUSA to LMUSA creditors.......                    --                --              (20,510)            --
     Fresh-start valuation adjustment...............                    --                --               (3,828)            --
     Other changes - net............................                    --                --                   --            907
                                                             -------------     -------------       --------------  -------------
                                                             $          --     $          --       $           --  $      24,821
                                                             =============     =============       ==============  =============

      The provision for losses for the year ended June 30, 1996 was $31.1 million, consisting of $12.6 million for the reduction in the carrying value of Company-owned land and buildings, $6.6 provision for loss on swaps, $5.2 million provision for mortgage servicing related receivables and other assets, $4.9 million for the reduction in the carrying values of furniture and equipment, $3.1 million provision for the RIS note receivable and a miscellaneous credit of $1.3 million.

Purchased Future Mortgage Servicing Income Rights

      The purchased future mortgage servicing rights ("PMSR's") recorded by the Company through LMUSA were written off during fiscal year 1996 due to the sale of the underlying servicing rights primarily to First Nationwide. The write off is primarily recorded through the loss on disposal or sale on the Statement of Consolidated Operations.
Changes in PMSR'S were as follows (in thousands):


                                                                        Three Month           Nine Month
                                                      Year Ended        Period Ended         Period Ended    Year Ended
                                                       June 30,           June 30,            March 31,       June 30,
                                                         1998               1997                 1997           1996
                                                    --------------     --------------       -------------- ---------------
Beginning balance...........................        $           --     $           --       $           -- $       346,958
Additions...................................                    --                 --                   --          13,711
Sales and write-offs........................                    --                 --                   --        (346,543)
Amortization................................                    --                 --                   --         (14,126)
                                                    --------------     --------------       -------------- ---------------
Ending balance..............................        $           --     $           --       $           -- $            --
                                                    ==============     ==============       ============== ===============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following (in thousands):


                                                                    June 30, 1998         June 30, 1997
                                                                   ---------------       ----------------
Accrued medical insurance premiums - current portion..........     $            63       $             58
Accounts payable - Executive Officer..........................                 295                     --
Deferred revenue - Bonus for Directors .......................                  98                     --
Accrued compensation - Other .................................                  33                     53
Other accounts payable and accrued expenses...................                 105                    105
                                                                   ---------------       ----------------
                                                                   $           594       $            216
                                                                   ===============       ================

      At reorganization, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary with medical insurance. As of June 30, 1998 the Company was providing medical insurance to 25 retirees. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6%. As of June 30, 1998 and 1997, the current portion of the accrual for medical insurance premiums is $63,000 and $58,000, respectively, and the long-term liability is $711,000 and $774,000, respectively.

      Pursuant to certain retention agreements, the SHI Board of Directors approved a bonus payable to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the other officer elected not to receive the payment at this time, thus it remains as a payable in the amount of $295,000 as of June 30, 1998. Based on the same bonus criteria but subject to shareholder approval, $98,000 remains payable to the directors. See "Stock and Compensation Plans" and "Creditors' Trust" footnotes.

      Prior to the adoption of fresh-start reporting and recording the discharge of debt on March 31, 1997, all prepetition liabilities were segregated on the Consolidated Balance Sheet as Liabilities Subject to Chapter 11 Proceedings as a result of the bankruptcy filing on October 10, 1995 (see "Fresh-Start Reporting" and "Reorganization" footnotes). The Company ceased accruing and paying corporate interest upon filing for bankruptcy on October 10, 1995, thus the average annual interest rates for the period ended June 30, 1996 is not applicable. The Reorganized Company has not incurred or paid interest.

CONTINGENT LIABILITIES

      In March 1997, in connection with the settlement of the intercompany claims, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA Litigation Trust Agreement. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

      In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management at this time believes that the Company is not responsible for this retention amount as a result of the Joint Plan.

FEDERAL INCOME TAXES

      The Company in prior years filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October 1, 1996 and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file its own consolidated federal income tax return for the periods ended June 30, 1998 and 1997. Various tax attributes, including net operating loss carryforwards, have been allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.

      Fresh-start reporting requires SHI and its subsidiaries to report federal income tax expense when in a taxable position before utilization of any pre-reorganization net operating loss carryforwards and recognition of any pre-reorganization deductible temporary differences. Benefits realized in the consolidated income tax return from utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at the date of confirmation of the Plan are reported as direct additions to paid-in capital under fresh- start reporting.

      SHI and its subsidiaries reported a tax benefit of $25,000 as an addition to paid-in capital for fiscal year ended June 30, 1998, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences.

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $92 million in gross deferred tax assets as of June 30, 1998 and 1997, respectively, subject to an offsetting valuation allowance of approximately $95 million and $92 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to paid-in capital.

      In addition to current year activity, an adjustment of $3.7 million was made to increase the balance of the deferred tax assets, with an equal adjustment to the offsetting valuation allowance, to reflect additional net operating loss carryforwards which were determined to be allocable to SHI and its subsidiaries as a result of the deconsolidation of the former LFC group during the fiscal year ended June 30, 1997.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management does not believe that it is more likely than not that the Company will realize the benefit of these deferred tax assets. Any such tax benefits subsequently recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 1998 will be allocated to paid-in capital.

      SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 1998 totaling approximately $270 million. These net operating loss carryforwards expire in the years 2003 through 2013. Approximately $139 million of these net operating losses arose prior to the previous 1991 reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC")Section 382. At June 30, 1998, SHI and its subsidiaries had a cumulative unused Section 382 limitation of approximately $103 million, which represents the portion of the $139 million of pre-1991 net operating loss carryforwards which may be utilized currently by SHI and its subsidiaries under the restrictions of Section 382. The remaining net operating losses of approximately $131 million arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).

      All of the net operating loss carryforwards are subject to applicable provisions of the IRC, and approximately $131 million of the total of $270 million of net operating loss carryforwards will expire if SHI undergoes another change in ownership, within the meaning of Section 382, within the two year period following the most recent ownership change resulting from the Plan of Reorganization. The remaining $139 million of net operating loss will continue to be subject to the annual limitation of IRC 382, and could be further limited upon any subsequent ownership change.

      The difference between actual tax expense (benefit) on continuing operations and the amount computed by applying the statutory rate to income
(loss) from continuing operations consisted of the following components (in thousands):


                                                                               Three Month           Nine Month
                                                             Year Ended        Period Ended         Period Ended    Year Ended
                                                              June 30,           June 30,            March 31,       June 30,
                                                                1998               1997                 1997           1996
                                                           --------------     --------------       -------------- --------------

Tax expense (benefit) at statutory rate............        $           25     $          (30)      $       43,069 $      (87,707)
Book/tax difference in loss reserves
   attributable to sale of assets..................                 1,102                 --                2,253             --
Change in beginning-of-the-year balance
   of valuation allowance for deferred tax
   assets allocated to income taxes................                    --                 30              (45,322*       105,216
Adjustment to net operating loss
    carryforward to reflect actual allocation of
   consolidated net operating loss to SHI..........                (3,699)                --                   --             --
Net operating loss for fiscal year ended
    June 30, 1998..................................                (1,077)                --                   --             --
Change in valuation allowance for deferred
     tax assets for current year activity and for
    adjustment to net operating loss
    carryforward...................................                 3,674                 --                   --             --
Other..............................................                    --                 --                   --        (17,509)
                                                           --------------     --------------       -------------- --------------
     Actual tax expense............................        $           25     $           --       $           -- $           --
                                                           ==============     ==============       ============== ==============

    * The balance of the valuation allowance for deferred tax assets for the period ended March 31, 1997 has been reduced by an additional $221,104 to reflect the reduction in net deferred tax assets attributable to the distribution of LMUSA pursuant to the Plan of Reorganization. The progression of the valuation allowance is as follows:

         Valuation allowance at June 30, 1996 . .......................   $ (358,104)
         Reduction attributable to the distribution of LMUSA...........      221,104
         Change in valuation allowance for the period ending
           March 31, 1997.............................................        45,322
                                                                          ----------
         Valuation allowance at March 31, 1997.........................   $  (91,678)
                                                                          ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below (in thousands):


                                                                            Three Month          Nine Month
                                                          Year Ended        Period Ended        Period Ended    Year Ended
                                                           June 30,           June 30,           March 31,       June 30,
                                                             1998               1997                1997           1996
                                                      ----------------    ---------------     --------------- --------------
Deferred tax assets:
  Post-reorganization net operating loss carryover..  $             30    $            30     $            -- $      234,946
  Pre-reorganization net operating loss carryover...            94,726             89,950              89,950        110,950
  Loss reserves.....................................               626              1,728               1,728         31,165
  Employee benefits.................................                --                 --                  --          2,814
   Partnership income...............................                --                 --                  --            315
   Uniform capitalization expense...................                --                 --                  --          2,730
   Miscellaneous assets.............................                --                 --                  --            145
                                                      ----------------    ---------------     --------------- --------------
      Total gross deferred tax assets...............            95,382             91,708              91,678        383,065
  Less valuation allowance..........................           (95,382)           (91,708)            (91,678)*     (358,104)
                                                      ----------------    ---------------     --------------- --------------
         Net deferred tax assets....................                --                 --                  --         24,961
                                                      ----------------    ---------------     --------------- --------------

Deferred tax liabilities:
  Pension overfunding...............................                --                 --                  --          4,800
  Accelerated depreciation..........................                --                 --                  --         18,524
  Partnership loss..................................                --                 --                  --            627
  Miscellaneous liabilities.........................                --                 --                  --          1,010
                                                      ----------------    ---------------     --------------- --------------
      Total gross deferred tax liabilities..........                --                 --                  --         24,961
                                                      ----------------    ---------------     --------------- --------------
         Net deferred tax liability.................  $             --    $            --     $            -- $           --
                                                      ================    ===============     =============== ==============

* See footnote detailing the progression of the valuation allowance at the end of the previous table.

STOCKHOLDERS' EQUITY

      As of June 30, 1998 and 1997, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on March 31, 1997 and ultimately issued to the stock distribution agent on November 12, 1997. The process by the stock distribution agent has resulted in 3,781,298 shares of common stock actually distributed to former creditors through June 30, 1998. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      The Company, as of June 30, 1998 and 1997, had 1,000,000 shares of $1.00 par value preferred stock (the "Reorganized Preferred Stock") authorized, with 0 shares issued and outstanding.

      SHI and its subsidiaries reported a tax benefit of $25,000 as an addition to paid-in capital for fiscal year ended June 30, 1998, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to paid-in capital. See "Federal Income Taxes" footnote.

      All of the Predecessor Company's common stock (the "Predecessor Common Stock"), warrants and stock options were canceled at reorganization on March 31, 1997.

STOCK AND COMPENSATION PLANS

      Compensation Plan. Separate retention agreements (the "Retention Agreements") were approved by the Board of Directors effective December 1, 1997, for the Company's two executive officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust.

      In accordance with the success bonus defined above, the Board of Directors approved a bonus payable to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust (see "Creditors' Trust" footnote). The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. Based on similar bonus criteria but subject to shareholder approval, the remaining $98,000 remains payable to the directors. See "Accounts Payable and Accrued Expenses" footnote.

      Stock Option Plan. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements. The plan according to the SHI Nonqualified Stock Option Agreements (the " Stock Option Plan") granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

      The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The stock options resulted in compensation expense of $10,000, with a corresponding increase in additional paid-in capital, for the year ended June 30, 1998. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

      Director's Stock Option Plan. Pursuant to shareholder approval, stock options will also be awarded to the Company's directors under the SHI Stock Option Plan. Under the proposed plan, each of the five directors would receive options to purchase 40,000 shares of the Company's common stock, with the same Date of Grant and other features as the officers' plan. If approved by the shareholders, the Company would recognize compensation expense of $4,000 in fiscal year 1999 for the period from December 1, 1997 through June 30, 1998. This would have an insignificant impact on earnings (loss) per share for the year ended June 30, 1998.

      As allowed under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income applicable to common stock. The fair value of each option granted was estimated as of the grant date, using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions for fiscal year 1998: expected volatility of 58.58%, risk free interest rate of 6.35%, and an expected life of 10 years. If the Company had elected to recognize compensation cost based on the fair value of the options as of the grant date, the Company's net income applicable to common stock as well as earnings (loss) per share would have been reduced by the pro forma amounts (net of income tax effect) indicated in the following table:


                                                               Reorganized Company               Predecessor Company
                                                          -----------------------------     -----------------------------
                                                                          Three Month         Nine Month
                                                           Year Ended     Period Ended       Period Ended     Year Ended
                                                            June 30,        June 30,          March 31,        June 30,
                                                              1998           1997                1997           1996
                                                          -------------  --------------     --------------  -------------
RECONCILIATION OF NET INCOME APPLICABLE TO COMMON STOCK:
Basic net income available to common stockholders:
   Income (loss) available to common stockholders
       before extraordinary item (As reported).........   $          47 $           (86)    $      (12,911) $    (250,591)
   Extraordinary gain on discharge of debt.............              --              --            135,966             --
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (As reported)...............              47             (86)           123,055       (250,591)
   Pro forma compensation expense - net of tax effect..             (22)             --                 --             --
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (Pro forma)................    $          25 $           (86)    $      123,055  $    (250,591)
                                                          =============  ==============     ==============  =============
Diluted net income applicable to common stock:
   Income (loss) available to common stockholders
       before extraordinary item (As reported).........   $          47  $          (86)    $      (12,911) $    (250,591)
   Income effect of assumed conversions................              --              --                 --             --
   Extraordinary gain on discharge of debt.............              --              --            135,966             --
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (As reported)...............              47             (86)           123,055       (250,591)
   Pro forma compensation expense - net of tax effect..             (22)             --                 --             --
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (Pro forma).................   $          25  $          (86)    $      123,055  $    (250,591)
                                                          =============  ==============     ==============  =============
EARNINGS (LOSS) PER SHARE ("EPS") INFORMATION:
Basic net income available to common stockholders:
   Income (loss) available to common stockholders
       before extraordinary item (As reported).........   $        0.01*          (0.02)*               **             **
   Extraordinary gain on discharge of debt.............              --              --                 **             **
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (As reported)...............            0.01*          (0.02)*               **             **
   Pro forma compensation expense - net of tax effect.               --              --                 **             **
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (Pro forma).................   $        0.01* $        (0.02)*               **             **
                                                          =============  ==============     ==============  =============
Common shares used in computing basic EPS:.............           4,000*          4,000*                **             **
                                                          =============  ==============     ==============  =============
Diluted net income applicable to common stockholders:
   Income (loss) available to common stockholders
       before extraordinary item (As reported).........   $        0.01* $        (0.02)                **             **
   Income effect of assumed conversions................             --              --                  **             **
   Extraordinary gain on discharge of debt.............             --              --                  **             **
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (As reported)...............            0.01*          (0.02)*               **             **
   Pro forma compensation expense - net of tax effect.              --              --                  **             **
                                                          -------------  --------------     --------------  -------------
          Net income (loss) available to common
              stockholders (Pro forma).................   $        0.01* $        (0.02)*               **             **
                                                          =============  ==============     ==============  =============
Common shares used in computing diluted EPS:...........           4,044*          4,000*                **             **
                                                          =============  ==============     ==============  =============

* Average share and per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

** Average share and per share amounts are not meaningful due to reorganization

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

      Reverse Interest Rate Swaps. The Company, through its subsidiary LMUSA, entered into reverse interest rate swap agreements from July 1992 through October 1995. Under the terms of the swap agreements, the Company received an annual fixed rate of interest and paid a floating rate of interest based on the 30-day average A1/P1 commercial paper rate. During the fiscal year 1996, the remaining $640 million notional amount of outstanding interest rate swaps was terminated. LMUSA paid $24.8 million cash and recorded a loss of approximately $6.6 million. As a result of the Chapter 11 filing, the net deferred debits of $9.1 million were written off in October 1995. During fiscal 1996, the Company incurred net interest expense of $1.4 million from the swaps.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for those that it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available quoted market prices are used, and in other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. The derived fair value estimates cannot be substantiated by comparison to independent markets and could not be realized in an immediate sale of the instruments.

      Under SFAS No. 107 fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The aggregate fair value amounts presented do not represent the underlying market value of the Company.

      Described below are the methods and assumptions used by the Company in estimating fair values.

      Cash and Cash Equivalents. The carrying amounts reported in the consolidated balance sheet approximate the fair values and maturities are less than three months.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                      June 30, 1998                  June 30, 1997
                                              -----------------------------  -----------------------------
                                                 Carrying                      Carrying
                                                  Amount       Fair Value       Amount       Fair Value
                                              --------------- -------------  ------------- ---------------
Financial Assets:
  Cash and cash equivalents.................  $         2,475 $       2,475  $       1,941 $         1,941

LEASES
  The Company's continuing operations incurred rental expense for the year ended June 30, 1998, the three month period ended June 30, 1997, the nine month period ended March 31, 1997, and the year ended June 30, 1996, and had future minimum rental commitments at June 30, 1998 for noncancellable leases, as follows (in thousands):


                                                                              Office
                                                                               Space    Equipment     Total
                                                                            --------    ---------   --------
         Expense for the year ended:
           June 30, 1998.................................................   $     12    $      --   $     12
         Expense for the three month period ended:
           June 30, 1997.................................................   $      2    $      --   $      2
         Expense for the nine month period ended:
           March 31, 1997................................................   $    124    $      13   $    137
         Expense for the year ended:
           June 30, 1996.................................................   $    523    $     772   $    925

         Commitments for the years ending June 30:
           1999..........................................................   $     --   $       --   $     --
           Thereafter....................................................         --           --         --
                                                                                  --           --         --
                                                                            --------    ---------   --------
           Total minimum lease payments..................................   $     --    $      --   $     --
                                                                            ========    =========   ========

REDUCTION IN FORCE AND RESTRUCTURING

            On October 10, 1995, the Bankruptcy Court authorized a compensation plan which included two essential components. First, a retention and performance bonus to be paid to all remaining LMUSA employees based on a percentage of base salary. The retention plan provided for lump sum payments ranging from one-half to one full month of annual base salary for most participants and 50 to 75% of annual base salary for certain employees identified as "key" to the sale of assets to First Nationwide and the restructuring process. Second, severance payments were paid to all LMUSA employees. The severance plan provided for lump sum cash payments ranging from two months to eighteen months of annual base salary depending upon job classification. The Company recorded an approximate $16.5 million provision during fiscal year 1996 for severance related expenses which is recognized through the loss from disposal or sale on the Statement of Consolidated Operations. During fiscal year 1996, approximately 1,000 employees were terminated and the remainder were terminated during fiscal year 1997.

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

      (Expense) credits to expense related to the defined benefit plan included the following components (in thousands):


                                                                               Three Month           Nine Month
                                                             Year Ended        Period Ended         Period Ended   Year Ended
                                                              June 30,           June 30,            March 31,      June 30,
                                                                1998               1997                 1997          1996
                                                           --------------     --------------       -------------- -------------

Actual return on plan assets.......................        $           --     $           --       $           -- $      (3,948)
Net amortization and deferrals.....................                    --                 --                   --           571
Service costs--benefits earned......................                   --                 --                   --           998
Interest on projected benefit obligations..........                    --                 --                   --         1,240
                                                           --------------     --------------       -------------- -------------
Net expense recognized.............................        $           --     $           --       $           -- $      (1,139)
                                                           ==============     ==============       ============== =============

       The assumptions used in the accounting were: discount/settlement rate of 6.8%, rate of increase in compensation level of 7.9%, and expected long term rate of return on assets of 9.0%, for the fiscal year ended June 30, 1996.

      Defined Contribution Plan. The Company established a 401(k) savings plan effective April 1, 1994. Substantially all employees of the Company were eligible to participate in the plan. Eligible employees were entitled to contribute up to 12% of salary, and the Company matched up to 35% of an employee's contributions up to 6% of salary. The total amount of contributions made by the Company during fiscal 1996 was $213,000. The plan was terminated by the Company effective June 30, 1996.

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

       The LFC Creditors' Committee argued that the funds contributed to the MSP were held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. On June 11, 1996, the Bankruptcy Court authorized the LFC Creditors' Committee to commence and prosecute an action against the trustee seeking the return of funds held in such MSP Trust. The LFC Creditors' Committee contended that the funds in the trust were property of the Company's estate. However, the trustee, Bankers Trust, asserted that the trustee was obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

          On April 29, 1997, pursuant to a Stipulation and Order Regarding Reserve for MSP Claimants, the Bankruptcy Court authorized the Company to maintain a single distribution reserve in the amount of $6.3 million in order to satisfy any obligations to the MSP Claimants under the Joint Plan. The preliminary MSP disputed claims totaled $8.8 million. On July 1, 1998, a federal district court approved a settlement of the MSP Trust whereby the Creditors' Trust and the MSP beneficiaries would equally share the assets remaining in the MSP Trust after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. Accordingly, on July 10, 1998, the Creditors' Trust received $4.085 million pursuant to the final settlement (see "Item 8. Financial Statements and Supplementary Data - Creditors' Trust").

       The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 general unsecured claims as defined in the Joint Plan.

      The assets of the MSP Trust, which consist solely of cash, were included in investments on the Consolidated Balance Sheet of the Predecessor Company and totaled $7.6 million at June 30, 1996. Income and expenses of the MSP Trust were included in the Company's Statement of Consolidated Operations for the nine month period ended March 31, 1997 and the year ended June 30, 1996. After distribution to the Creditors' Trust on March 31, 1997, income and expenses of the MSP Trust are credited or charged to the Creditors' Trust for the year ended June 30, 1998 and the three month period ended June 30, 1997.

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

      The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $3.7 million for the nine month period ended March 31, 1997 and $188.7 million for the year ended June 30, 1996. These transactions are subject to additional adjustments which are solely the responsibility of Nomas Corp.
as a result of the distribution on October 1, 1996.

      Fixed Assets. On August 16, 1996, the former Lomas headquarters and all other campus buildings were sold through the Bankruptcy Court process for $23.5 million. Pursuant to a stipulation and order among Travelers Insurance Company ("Travelers"), the Debtors', and the LMUSA Creditors' Committee, Travelers received $11.43 million of the proceeds. The net cash received was deposited into a joint account for the Company and LMUSA. In conjunction with the intercompany claims settlement process in March, 1997, the Company received $1.3 million and LMUSA was granted the remainder plus accrued interest from the joint account. Additionally, substantially all the furniture and equipment of the Company and LMUSA was sold by a liquidator during July and August 1996.

TRANSACTIONS WITH AFFILIATES

      The Company, through LMUSA, was a partner and manager of LMUSA Partnership (the "Partnership") until October 2, 1995 when the Company sold, among other assets, its investment in the Partnership to First Nationwide (see "Disposal or Sale of Assets" footnote). The Partnership was engaged primarily in acquiring mortgage servicing and servicing single-family mortgages. The Company subserviced all mortgages in the Partnership's mortgage servicing portfolio for its usual subservicing fees. During the year ended June 30, 1996, the Company received subservicing fees of approximately $1.7 million from the Partnership.

LEGAL PROCEEDINGS

      In March 1997, in connection with the settlement of the intercompany claims, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA Litigation Trust Agreement. See "Reorganization" footnote. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust' and former creditors.

      In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management believes that the Company is not responsible for this retention amount as a result of the Joint Plan.

      Management is also reviewing the Company's potential obligation pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction. See "Subsequent Events" footnote.

      The LFC Committee commenced an adversary proceeding to recover the funds in the rabbi trust for the Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company is entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June, 1997 and subsequently transferred to the Creditors' Trust for the benefit of former creditors of the Joint Debtors. The remaining funds were received in July 1997.

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

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 general unsecured claims as defined in the Joint Plan.

      The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. The owners of Treemont have recently contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The agreement is substantially secured at this time by the Treemont property in Houston. See the "Receivables" footnote for more information on the management agreement.


SUBSEQUENT EVENTS

      On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the Litigation Trust's law suit against certain former officers and directors of Lomas Financial Corp and subsidiaries. The counterclaim seeks joint and several liability. The management of the Company and its counsel are reviewing the documents to determine the effect that this suit may have on the Company.

      Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer.
Management expects this transaction to close within 30 days.

QUARTERLY RESULTS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1998 (in thousands of dollars, except per share amounts):


                                                          Year Ended June 30, 1998
                                            -------------------------------------------------------
                                                             Reorganized Company
                                            -------------------------------------------------------

                                                First        Second        Third        Fourth
                                               Quarter       Quarter      Quarter       Quarter
                                             ------------ ------------- ------------ -------------
Revenues...................................      241           224         187           758
Income (loss) before federal income tax....       69            17         (15)            1
Federal income tax benefit (expense).......      (24)           (6)          5            --
    Net income (loss)......................       45            11         (10)            1


Basic earnings (loss) per common share:
     Net income (loss).....................      .01*          .00*        .00*          .00*
Diluted earnings (loss) per common share:
     Net income (loss).....................      .01*          .00*        .00*          .00*

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

       Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Some of the reimbursements from the Creditors' Trust received in the first and second quarters were previously netted against expenses but are now shown as trust expense reimbursement revenue.

         Management fees from the Company's assisted care management subsidiary were significantly lower in the second and third quarters, $61,000 and $56,000, respectively, than in the first and fourth quarters, $151,000 and $126,000, respectively, as a result of the election by Treemont to make significant capital improvements for fire protection that were funded by operations. See "Accounts Receivable" footnote.

          The Creditors' Trust reimbursed the Company for certain expenses incurred during the year, including an overhead allocation that fluctuated from quarter to quarter based upon management's estimate of resources used by the Creditors' Trust. The overhead allocation by quarter was $20,000, $138,000, $105,000 and $41,000, for the first, second, third and fourth quarters, respectively, which included an adjustment in the second quarter. The Creditors' Trust also reimbursed the Company $492,000 for success bonuses paid to the officers in the fourth quarter. See "Stock and Compensation Plans" footnote.

         Personnel expenses increased in December 1997 as a result of an increase in executive officer compensation pursuant to new employment agreements. All other consulting expense was significantly lower in the first quarter as much of the work related to the prior fiscal year was charged to an accrual during the first quarter. The fourth quarter included an additional accrual for fiscal year end accounting and tax consulting work to be performed in fiscal 1999.

        The Company's real estate subsidiary, LLG, reported an operating loss of $37,000 for the fourth quarter as compared to a combined operating income for the first three quarters of $8,000. The expense in the fourth quarter is primarily attributable to consulting and other expenses related to the re-zoning project currently underway.

       The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1997 (in thousands of dollars, except per share amounts):


                                                                        Year Ended June 30, 1997
                                             ---------------------------------------------------------------------
                                                                                                    Reorganized
                                                             Predecessor Company                      Company
                                             ---------------------------------------------------------------------
                                                                                                        Period
                                                 First         Second     Third     Reorganization       Ended
                                                Quarter       Quarter    Quarter     Adjustments        June 30
                                              ------------  ---------- ----------- ----------------  -------------
Revenues...................................          2,538         338         359               --            226
Loss from operations before
  reorganization items.....................         (5,044)        (89)        (49)            (282)           (86)
Reorganization items---net.................         (1,940)       (929)       (674)          (3,904)            --
Loss before extraordinary item.............         (6,984)     (1,018)       (723)          (4,186)           (86)
Extraordinary gain on discharge of debt....             --          --          --          135,966             --
     Net income (loss).....................         (6,984)     (1,018)       (723)         131,780            (86)

Earnings (loss) per common share:
     Loss before extraordinary item........             **          **          **               **           (.02)*
     Net income (loss).....................             **          **          **               **           (.02)*

Earnings (loss) per common share -
   assuming dilution:
     Loss before extraordinary item........             **          **          **               **           (.02)*
     Net income (loss).....................             **          **          **               **           (.02)*

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

** Per share amounts not meaningful due to reorganization.

       Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation, specifically the reclassification of a contra expense account related to an overhead allocation from the Creditors' Trust to revenue for the three month period ended June 30, 1998.

         The first quarter of fiscal 1997 included the results of operations for LMUSA prior to the disbursement of LMUSA to LMUSA creditors on October 1, 1996. LMUSA recorded a loss on sale or disposal of assets of $3.7 million in the first quarter related to the sale of assets to First Nationwide (see "Disposal or Sale of Assets" footnote).

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

INDUSTRY SEGMENT DATA OF OPERATIONS

      The following summarizes the Company's industry segment data of operations as of June 30, 1998 and 1997 and for the year ended June 30, 1998, the three month period ended June 30, 1997, the nine month period ended March 31, 1997, and the year ended June 30, 1996 (in thousands):


                                                              Reorganized Company           Predecessor Company
                                                       -----------------------------   ----------------------------
                                                             Year        Three Month     Nine Month        Year
                                                             Ended      Period Ended    Period Ended      Ended
                                                           June 30,       June 30,        March 31,      June 30,
                                                             1998          1997             1997           1996
                                                       -------------  --------------   --------------  ------------
Revenues:
   Assisted care management..........................  $         423  $          168   $          523  $        672
   Real estate.......................................             22               5               --           104
   Mortgage banking..................................             --              --            2,242        98,038
   Other.............................................            965              63              470         5,923
                                                       -------------  --------------   --------------  ------------
                                                               1,410             226            3,235       104,737
Intersegment revenues eliminated in consolidation.                --              --               --        (1,390)
                                                       -------------  --------------   --------------  ------------
Total revenues per Statement of Consolidated
         Operations..................................  $       1,410  $          226   $        3,235  $    103,347
                                                       =============  ==============   ==============  ============

Operating income (loss):
   Assisted care management..........................  $         272  $           87   $          376  $        355
   Real estate.......................................            (29)              5               97           107
   Mortgage banking..................................             --              --           (1,186)      (34,430)
   Other.............................................            962              52              319          (340)
                                                       -------------  --------------   --------------  ------------
                                                               1,205             144             (394)      (34,308)
Expenses:
   General and administrative........................         (1,133)           (230)          (1,352)       (2,675)
   Provision for losses..............................             --              --               --          (273)
   Corporate interest................................             --              --               --        (3,463)
   Loss on sale or disposal of assets................             --              --           (3,718)     (188,691)
                                                       -------------  --------------   --------------  ------------
                                                              (1,133)           (230)          (5,070)     (195,102)
                                                       -------------  --------------   --------------  ------------
Income (loss) from operations before
   reorganization items and federal income tax.......             72             (86)          (5,464)     (229,410)
Reorganization items---net...........................             --              --           (7,447)      (21,181)
                                                       -------------  --------------   --------------  ------------
Income (loss)  before federal income tax.............             72             (86)         (12,911)     (250,591)
Federal income tax expense...........................            (25)             --               --            --
                                                       -------------  --------------   --------------  ------------
Income (loss) before extraordinary item..............             47             (86)         (12,911)     (250,591)
Extraordinary gain on discharge of debt..............             --              --          135,966            --
                                                       -------------  --------------   --------------  ------------
     Net income (loss)...............................  $          47  $          (86)  $      123,055  $   (250,591)
                                                       =============  ==============   ==============  ============


                                                                           June 30, 1998         June 30, 1997
                                                                          ---------------       ----------------
Identifiable assets:
   Assisted care facility management.................................     $           394       $          1,165
   Real estate.......................................................               4,885                  5,246
   Other.............................................................               2,169                    640
                                                                          ---------------       ----------------
     Total assets per Consolidated Balance Sheet.....................     $         7,448       $          7,051
                                                                          ===============       ================



                                                            Reorganized Company             Predecessor Company
                                                     -----------------------------    ------------------------------
                                                                       Three Month       Nine Month
                                                        Year Ended    Period Ended     Period Ended     Year Ended
                                                         June 30,       June 30,         March 31,       June 30,
                                                           1998          1997               1997           1996
                                                     -------------- --------------    --------------- --------------
Depreciation and amortization expense:
   Assisted care facility management..............   $           -- $           --    $            -- $           --
   Real estate....................................               --             --                 --             --
   Mortgage banking...............................               --             --                106         17,057
   Other..........................................               --             --                 --            301
                                                     -------------- --------------    --------------- --------------
                                                     $           -- $           --    $           106 $        17,358
                                                     ============== ==============    =============== ==============

Net charges to allowance for losses:
   Assisted care facility management..............   $           -- $           --    $            -- $           --
   Real estate....................................               --             --                 --             --
   Mortgage banking...............................               --             --                 --         47,199
   Other..........................................               --             --                483          1,685
                                                     -------------- --------------    --------------- --------------
                                                     $           -- $           --    $           483 $       48,884
                                                     ============== ==============    =============== ==============

Capital expenditures:

   Assisted care facility management..............   $           -- $           --    $            -- $           --
   Real estate....................................               --             --                 --             --
   Mortgage banking...............................               --             --                 --            149
   Other..........................................               --             --                 --             --
                                                     -------------- --------------    --------------- --------------
                                                     $           -- $           --    $            -- $          149
                                                     ============== ==============    =============== ==============


         Intersegment charges to LMUSA operations for the year ended June 30, 1996 consisted solely of $2.4 million from Intellifile for image processing. Intellifile was sold as of August 31, 1996.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                               Reorganized Company
                                                                          -----------------------------

                                                                          June 30, 1998   June 30, 1997
                                                                          -------------   -------------
ASSETS
Current Assets:
    Cash and cash equivalents ........................................... $       2,096   $         240
    Receivables .........................................................            --               1
    Prepaid expenses ....................................................            54              68
                                                                          -------------   -------------
                                                                                  2,150             309
                                                                          -------------   -------------
Long Term Investments:
     Investments (including $5,246 and $6,678, respectively, investments
         in subsidiaries eliminated in consolidation) ...................         5,246           6,678
                                                                          -------------   -------------
                                                                          $       7,396   $       6,987
                                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ................................ $         542   $         152

Long Term Liabilities:
    Accrued medical insurance premiums ..................................           711             774
                                                                          -------------   -------------
                                                                                  1,253             926
                                                                          -------------   -------------

Stockholders' equity:
   Preferred stock --( $1.00 par value, 1,000 shares authorized, 0 shares
       issued and outstanding) ..........................................            --              --
   Common stock--($.10 par value, 15,000 shares authorized, 4,000 shares issued and outstanding)
                                                                                    400             400
   Other paid-in capital ................................................         5,782           5,747
   Accumulated deficit ..................................................           (39)            (86)
                                                                          -------------   -------------
                                                                                  6,143           6,061
                                                                          -------------   -------------
                                                                          $       7,396   $       6,987
                                                                          =============   =============

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                        CONDENSED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                        Reorganized Company                 Predecessor Company
                                                   ------------------------------     -------------------------------
                                                                       Three Month        Nine Month
                                                     Year Ended       Period Ended       Period Ended    Year Ended
                                                      June 30,          June 30,          March 31,       June 30,
                                                        1998              1997               1997           1996
                                                     --------------  --------------     --------------  --------------
Revenues:
   Investment (excluding dividends from
         subsidiaries).............................  $           52  $            6     $           --  $        1,434
    Trust expense reimbursement....................             796              42                 --              --
    Gain on sale of investments....................              20              --                 --              --
   Other...........................................              90               1                299           1,554
                                                     --------------  --------------     --------------  --------------
                                                                958              49                299           2,988
                                                     --------------  --------------     --------------  --------------
Expenses:
   Interest........................................              --              --                 --           3,463
   General and administrative......................           1,133             230              1,352           2,674
   Provision for losses............................              --              --                 --             273
                                                     --------------  --------------     --------------  --------------
                                                              1,133             230              1,352           6,410
                                                     --------------  --------------     --------------  --------------
Loss from operations before reorganization items
and equity in income (loss) of subsidiaries........            (175)           (181)            (1,053)         (3,422)
   Equity in income (loss) of subsidiaries.........             247              95             (4,818)       (243,730)
   Reorganization items--net.......................              --              --             (7,040)         (3,439)
                                                     --------------  --------------     --------------  --------------
Income (loss) before federal income tax............              72             (86)           (12,911)       (250,591)
Federal income tax expense.........................             (25)             --                 --              --
                                                     --------------  --------------     --------------  --------------
Income (loss) before extraordinary item............              47             (86)           (12,911)       (250,591)
Extraordinary gain on discharge of debt............              --              --            135,966              --
                                                     --------------  --------------     --------------  --------------
     Net income (loss).............................  $           47  $          (86)    $      123,055  $     (250,591)
                                                     ==============  ==============     ==============  ==============

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       Reorganized Company         Predecessor Company
                                                                   ------------------------      -----------------------
                                                                                 Three Month     Nine Month
                                                                   Year Ended   Period Ended    Period Ended    Year Ended
                                                                    June 30,      June 30,        March 31,      June 30,
                                                                      1998           1997           1997           1996
                                                                   ---------      ---------      ---------     ---------
Operating activities:
    Net income (loss) ........................................     $      47      $     (86)     $ 123,055     $(250,591)
   Adjustments to reconcile income (loss) from operations to
    cash provided (used) by operations before working capital
changes:
       Federal income tax utilization of pre-reorganization
           tax attributes ....................................            25             --             --            --
       Compensation expense for stock options ................            10             --             --            --
       Gain on sales .........................................           (20)            --             --            --
       Extraordinary gain on discharge of debt ...............            --             --       (135,966)           --
     Depreciation and amortization ...........................            --             --             --           140
     Provision for losses and restructuring ..................            --             --             --           273
       Equity in (income) loss of subsidiaries ...............          (247)           (95)         4,818       243,730
     Reorganization items:
       Claims in excess of recorded prepetition liabilities ..            --             --          3,454            --
                                                                   ---------      ---------      ---------     ---------
       Cash provided (used) by operations before working
             capital changes .................................          (185)          (181)        (4,639)       (6,448)
   Net change in sundry receivables, payables and other assets           342             91          5,179         6,182
                                                                   ---------      ---------      ---------     ---------
         Net cash provided (used) by operating activities ....           157            (90)           540          (266)
                                                                   ---------      ---------      ---------     ---------

Investing activities:
    Net maturities/sales (purchases) of investments ..........            20             --             --         3,715
    Return of capital from investments in subsidiaries .......         1,679             --             --            --
    Proceeds from settlement of intercompany dispute with
      LMUSA ..................................................            --             --          6,754            --
    Transfer to Litigation Trust pursuant to intercompany
     agreement ...............................................            --             --         (3,000)           --
   Transfer to LFC Creditors' Trust for payment of claims and
       other liabilities pursuant to reorganization plan .....            --             --         (8,558)           --
                                                                   ---------      ---------      ---------     ---------
          Net cash provided (used) by investing activities ...         1,699             --         (4,804)        3,715
                                                                   ---------      ---------      ---------     ---------

Financing activities:
    Changes in receivables from (payables to) subsidiaries ...            --             --             --           585
                                                                   ---------      ---------      ---------     ---------
         Net cash provided (used) by financing activities ....            --             --             --           585
                                                                   ---------      ---------      ---------     ---------

Net increase (decrease) in cash and cash equivalents .........         1,856            (90)        (4,264)        4,034
Cash and cash equivalents at beginning of period .............           240            330          4,594           560
                                                                   ---------      ---------      ---------     ---------
Cash and cash equivalents at end of period ...................     $   2,096      $     240      $     330     $   4,594
                                                                   =========      =========      =========     =========
Non-cash transactions:
    Issuance of stock options ................................     $      10             --             --            --

             SCHEDULE III---REAL ESTATE AND ACCUMULATED DEPRECIATION

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998
                                 (IN THOUSANDS)


                                                                                  Cost capitalized to
                                                     Initial cost to Company          acquisition
                                                     -----------------------  -----------------------------
                                                                Buildings and
          Description                Encumbrances     Land      improvements  Improvements   Carrying costs
---------------------------------------------------------------------------------------------------------------

  189.3 gross acres of
       unimproved land in Allen,
        Texas (the "Allen
       property") ................       --          $ 2,143        $ --           $ --           $ --
---------------------------------------------------------------------------------------------------------------



                                          Gross amount at which carried at
                                            close of June 30, 1998 (*)
                                        ----------------------------------
                                                  Buildings and               Accumulated      Date of             Date
          Description                   Land      improvements       Total    depreciation    construction       acquired
-------------------------------------------------------------------------------------------------------------------------

  189.3 gross acres of
       unimproved land in Allen,
        Texas (the "Allen
       property") ................    $ 4,800        $ --           $ 4,800           --          N/A            3/5/97
-------------------------------------------------------------------------------------------------------------------------




The changes in the investment in real estate is as follows (in thousands):


Balance at June 30, 1997 ....................        $   4,800
    Additions during the period:
        Additions through foreclosure .......             --
        Other acquisitions ..................             --
        Improvements, etc ...................             --
        Other ...............................             --
                                                     ---------
                                                          --
                                                     ---------
    Deductions during the period:
        Cost of real estate sold ............             --
        Other ...............................             --
                                                     ---------
                                                          --
                                                     ---------

Balance at June 30, 1998 ....................        $   4,800
                                                     =========


* The aggregate cost for Federal income tax purposes of the Allen property at June 30, 1998 is $6.59 million.

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

     JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 51.

     ERIC M. BODOW -- Senior Vice President, Sagner/Marks, Inc., since 1992; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 53.

     JAMES D. KEMP -- Principal, Antaean Solutions, LLC, since 1997; President and Chief Executive Officer, The Trust Company, N.A., from 1996 to 1997; President and Chief Executive Officer, Kemp Consulting, from 1992 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1992. Age 51.

     MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 67.

     FRANK B. RYAN -- Professor of Mathematics at Rice University (currently on leave); Director, Danielson Holding Corporation; Director, Texas Micro, Inc.; Director, America West Airlines, Inc. Age 62.

     For information as to former directors of the Predecessor Company, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following two officers were designated by the LFC Creditors' Committee at confirmation of the Joint Plan on October 4, 1996:

     JOHN P. KNEAFSEY -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

     W. JOSEPH DRYER -- President and Chief Accounting Officer of the Company since October 4, 1996; prior thereto, Senior Vice President from January 1995; also, President and Director of Russian River Energy Co. from 1992 to 1994; and President and Director of Geothermal Resources International, Inc. since 1994; prior thereto, an officer since 1984. Age 43.

     For information as to former officers of the Predecessor Company, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation paid by the Company for the year ended June 30, 1998, the three month period ended June 30, 1997 and the nine month period ended March 31, 1997, for services rendered in all capacities to the two executive officers of the Company during fiscal year 1998. For compensation information as to officers of the Predecessor Company in prior fiscal years, reference is made to the Joint Disclosure Statement, a copy of which was filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996.


                                                                         Base          Other Cash       Total Cash
         Officer                             Period                  Compensation     Compensation     Compensation
----------------------------   -----------------------------------  --------------- ----------------  ---------------

John P. Kneafsey ...........       Year Ended June 30, 1998            $  84,667       $   6,200(1)      $  90,867
     Chairman and Chief
        Executive Officer
                               Three Months Ended June 30, 1997        $   6,000             --          $   6,000
                               Nine Months Ended March 31, 1997        $  12,000             --          $  12,000

W. Joseph Dryer ............       Year Ended June 30, 1998            $ 139,000       $ 197,467(2)      $ 336,467
      President
                               Three Months Ended June 30, 1997        $  33,000             --          $  33,000
                               Nine Months Ended March 31, 1997        $ 170,106             --          $ 170,106

----------
(1) Excludes a bonus in the amount of $295,000 earned in May 1998, in accordance with Mr. Kneafsey's Retention Agreement discussed below, as a result of the negotiated final settlement of a subordinated promissory note held by the Creditors' Trust in excess of the book value. Mr. Kneafsey elected not to receive the payment at this time, thus it is carried in accounts payable and accrued expenses in the Consolidated Balance Sheet as of June 30, 1998. Includes $5,000 in director fees.

(2) Includes a bonus in the amount of $196,667 paid in accordance with Mr. Dryer's Retention Agreement discussed below, as a result of the negotiated final settlement of a subordinated promissory note held by the Creditors' Trust in excess of the book value.

EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

     Effective December 1, 1997, the Board of Directors approved two separate retention agreements for John P. Kneafsey and W. Joseph Dryer (the "Retention Agreements"), filed as exhibits to the Company's quarterly Form 10-Q for the period ended December 31, 1997, which are summarized as follows:

     John P. Kneafsey. Mr. Kneafsey has a retention agreement with SHI expiring December 1, 2002, retaining the officer as the Chief Executive Officer of SHI. Mr. Kneafsey's base annual retainer beginning December 1, 1997 is $128,000, with such adjustments thereto as may be determined by the Board of Directors in its sole discretion. The agreement also provides for incentive bonuses for the sale or liquidation of assets based on a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. Mr. Kneafsey shall be paid 6% of the gross appreciation value above book value or 6% of the deal value, upon the close of such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. Mr. Kneafsey shall also receive non-qualified stock options as defined in separate agreements. The Board of Directors shall have the option to extend the agreement for successive 6 month periods, upon proper notice of not less than 60 days to the officer, under terms and retention payments to be mutually agreed to by the Company and Mr. Kneafsey. In the event of termination without cause or other breach of the agreement by SHI, Mr. Kneafsey will be entitled to receive a lump-sum termination payment equal to the retention payment (excluding bonuses) that Mr. Kneafsey would have received for the next 12 months following termination, adjusted up to take into consideration taxes that would have to be paid on the termination payment.

     W. Joseph Dryer. Mr. Dryer has a retention agreement with SHI expiring December 1, 2002, retaining the officer as President of SHI. Mr. Dryer's base annual retainer beginning December 1, 1997 is $144,000, with such adjustments thereto as may be determined by the Board of Directors in its sole discretion. The agreement also provides for incentive bonuses for the sale or liquidation of assets based on a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. Mr. Dryer shall be paid 4% of the gross appreciation value above book value or 4% of the deal value, upon the close of such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. Mr. Dryer shall also receive non-qualified stock options as defined in separate agreements. The Board of Directors shall have the option to extend the agreement for successive 6 month periods, upon proper notice of not less than 60 days to the officer, under terms and retention payments to be mutually agreed to by the Company and Mr. Dryer. In the event of termination without cause or other breach of the agreement by SHI, Mr. Dryer will be entitled to receive a lump-sum termination payment equal to the retention payment (excluding bonuses) that Mr. Dryer would have received for the next 12 months following termination, adjusted up to take into consideration taxes that would have to be paid on the termination payment.

STOCK OPTION PLAN

     The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements, included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The plan according to the SHI Nonqualified Stock Option Agreements (the "Stock Option Plan") granted Mr. Kneafsey and Mr. Dryer options to purchase 271,250 and 163,000 shares, respectively, of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

     The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control (as defined) of the Company, the stock options shall be 100% vested. The stock options resulted in compensation expense of $10,000, with a corresponding increase in additional paid-in capital, for the year ended June 30, 1998. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

     The Reorganized Company had no stock plans as of June 30, 1997. All of the Predecessor Company's stock plans or other retirement benefits for the officers were canceled during the nine months ended March 31, 1997, pursuant to the confirmation of the Joint Plan.

COMPENSATION OF DIRECTORS

       Directors of the Company receive annual compensation at the rate of $5,000 and fees of $1,000 for each directors' meeting attended. The following items related to additional compensation of the Board of Directors will be submitted to the shareholders for approval:

     (1) Nonqualified Stock Option Agreements. Pursuant to the proposed Non-Oualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan"), each director of the Company would receive options to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant"). The options to be granted under the Directors' Stock Option Plan will have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. If approved by the shareholders, the Company would recognize compensation expense of $4,000 in fiscal year 1999 for the period from December 1, 1997 through June 30, 1998. This would have an insignificant impact on earnings (loss) per share for the year ended June 30, 1998.

     (2) Directors' Bonus Plan. The proposed bonus plan for the non-officer members of the Board of Directors (the "Directors' Bonus Plan") includes a success incentive bonus for the sale of liquidation of assets which will pay a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. In aggregate, the non-officer directors shall be paid 2% of the gross appreciation value above book value or 2% of the deal value, upon the close of such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. During the year ended June 30, 1998, two transactions were closed that will result in payments to the non-officer directors under the Directors' Bonus Plan, if the approved by the shareholders, as follows:

     o On January 14, 1998, the Creditors' Trust received $8.1 million pursuant to the negotiated final settlement of a subordinated promissory note. The Company as trustee began negotiations early in 1997. The Bankruptcy Court approved the settlement on December 29, 1997. The settlement provided the Creditors' Trust with a gain of $5.9 million. This gain was recognized for income tax purposes in April 1997 upon the transfer of the promissory note from the Company to the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust based on the cash received by the Creditors' Trust in excess of book value. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. Based on the same bonus criteria but subject to shareholder approval, the remaining $98,000 remains payable to the directors in accounts payable and other expenses on the Company's Consolidated Balance Sheet as of June 30, 1998.

     o The Company sold its investment in Vistamar, Inc., a former real estate subsidiary incorporated in Puerto Rico, for $20,000 in April 1998. Upon receipt of the proceeds, the executive officers received an aggregate bonus amount of $2,000 and $400 remains payable to the directors in accounts payable and other expenses on the Company's Consolidated Balance Sheet as of June 30, 1998.

      The Reorganized Company had no stock plans for the directors as of June 30, 1997. All of the Predecessor Company's stock plans or other retirement benefits for the directors were canceled during the nine months ended March 31, 1997, pursuant to the confirmation of the Joint Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of September 16, 1998, the number of shares and percentages of SHI Common Stock owned beneficially by persons or groups, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, known to the Company to be the beneficial owners of more than 5 percent of the SHI Common Stock outstanding (see "Item 8. Financial Statements and Supplementary Data -- Stockholders' Equity").


                                                                               Amount and
                                                                                Nature of
                                                                               Beneficial         Percent of
    Title of Class                    Name of Beneficial Owner                  Ownership            Class
----------------------     -----------------------------------------------  -----------------   ---------------

SHI Common Stock           Credit Suisse First Boston Corporation (1) ....      910,509(1)             22.8%
                           11 Madison Avenue
                           New York,  New York 10010

                           John P. Kneafsey  (2)..........................      385,176(2)              9.6%(3)
                           c/o Pathfinder Advisory Services
                           9515 Deereco Road, Suite 903
                           Timonium, Maryland  21093

----------
(1) Based on information set forth in the Schedule 13G filing dated February 23, 1998, by Credit Suisse First Boston, a registered bank in Zurich, Switzerland, acting solely on behalf of the Credit Suisse First Boston business unit. According to the filing, Credit Suisse First Boston Corporation directly beneficially owns the securities reported herein.

(2) Based on information set forth in the Schedule 13G filing dated August 26, 1998, by John P. Kneafsey According to the filing, John P. Kneafsey beneficially owns the securities reported herein. Mr. Kneafsey is also Chairman and Chief Executive Officer of SHI.

(3) Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. Management expects this transaction to close within 30 days. See "Item 8. Financial Statements and Supplementary Data - Subsequent Events".

     Pursuant to the confirmation of the Joint Plan, the Predecessor Company's common stock was canceled during fiscal 1997. According to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of new common stock of Siena Holdings, Inc. were held in reserve for issuance as of March 31, 1997 and ultimately issued on November 12, 1997 by the stock distribution agent for distribution to the Class 3 unsecured creditors, pending finalization of all paperwork. As of November 12, 1997, the estimated Class 3 claims totaled $146.8 million. The composition of the Class 3 unsecured creditors includes claims relating to the holders of LFC senior convertible notes due 2003 (the "Bondholders") of $145.4 million and other unsecured claims of $1.4 million.

     As of September 16, 1998, the identities of all the Bondholders are not yet known, therefore, management of the Company is not aware of all persons or groups within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who would be a beneficial owner of more than 5 percent of SHI's outstanding Common Stock, except for those listed above. The process by the stock distribution agent has resulted in 3,781,298 shares of common stock actually distributed to former creditors through June 30, 1998. The Company expects that their will be other beneficial owners of shares once the identities of the Bondholders are known in conjunction with the complete issuance of the securities.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The stock ownership by directors and executive officers of SHI as of September 16, 1998, is as follows:


                                                                              Amount and
                                                                               Nature of
                                                                              Beneficial        Percent of
    Title of Class                   Name of Beneficial Owner                 Ownership            Class
----------------------     ---------------------------------------------   ----------------   ------------------


SHI Common Stock           John P. Kneafsey ............................            385,176            9.6% (1)

                           W. Joseph Dryer..............................               --              --
                           Eric M. Bodow................................               --              --
                           James D. Kemp................................               --              --
                           Matthew S. Metcalfe..........................               --              --
                           Frank B. Ryan................................               --              --

(1) Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. Management expects this transaction to close within 30 days. See "Item 8. Financial Statements and Supplementary Data - Subsequent Events".


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this report:

           (i) The following consolidated financial statements are included in
Item 8.

                                                                                                             Pages
                                                                                                             -----

                Consolidated Balance Sheet--June 30, 1998 and 1997.........................................    22
                Statement of Consolidated Operations--Year Ended June 30, 1998, Three Month Period
                   Ended June 30, 1997, Nine Month Period Ended March 31, 1997 and Year Ended
                   June 30, 1996...........................................................................    23
                Statement of Consolidated Stockholders' Equity (Deficit)--Year Ended June 30, 1998,
                   Three Month Period Ended June 30, 1997, Nine Month Period Ended March 31, 1997
                    and Year Ended  June 30, 1996..........................................................    24
                Statement of Consolidated Cash Flows--Year Ended June 30, 1998, Three Month Period
                   Ended June 30, 1997, Nine Month Period Ended March 31, 1997 and Year Ended
                   June 30, 1996...........................................................................    25
                Notes to Consolidated Financial Statements.................................................    27

           (ii) The following financial statement schedules are included in Item 8:

                Schedule I--Condensed Financial Information of Registrant..................................    55
                Schedule III--Real Estate and Accumulated Depreciation.....................................    58

                All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

           Financial statements (and summarized financial information) of unconsolidated subsidiaries and 50-Percent- or-Less-Owned Persons accounted for by the equity method are not presented because they do not, individually or in aggregate, constitute a significant subsidiary.

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

                                                    SIENA HOLDINGS, INC.
                                                         Registrant



Date:  September 23, 1998                    /S/       W.  JOSEPH DRYER
                                          -------------------------------------
                                                       W. Joseph Dryer
                                                Principal Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 23, 1998                    /S/      W. JOSEPH DRYER
                                          -------------------------------------
                                                       W. Joseph Dryer
                                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date:  September 23, 1998             By  /S/   JOHN P. KNEAFSEY
                                        --------------------------------
                                          (John P. Kneafsey, Chairman)


Date:  September 23, 1998             By  /S/     ERIC M. BODOW
                                        --------------------------------
                                                  (Eric M. Bodow)


Date:  September 23, 1998             By  /S/     JAMES D. KEMP
                                        --------------------------------
                                                  (James D. Kemp)


Date:  September 23, 1998             By  /S/   MATTHEW S. METCALFE
                                        --------------------------------
                                                (Matthew S. Metcalfe)


Date:  September 23, 1998             By  /S/       FRANK RYAN
                                        --------------------------------
                                                    (Frank Ryan)

                                INDEX TO EXHIBIT


 EXHIBIT
 NUMBER                  DESCRIPTION
 ------                  -----------

  (11)     Computation of Earnings (Loss) Per Share.

  (21)     List of subsidiaries of Registrant.

  (27)     Financial Data Schedules (submitted to the Securities and
           Exchange Commission for its information).