Form 10-Q
period 1998-09-30
SIENA HOLDINGS INC
filed 1998-11-10
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
         EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                            75-1043392
 ------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)

  5068 West Plano Parkway,  Suite 345,  Plano, Texas               75093
  --------------------------------------------------               -----
       (Address of principal executive offices)                  (Zip code)

                                 (972) 381-4255
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1998: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES


               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 1998 and
         June 30, 1998......................................................  2
         Statements of Consolidated Operations-Quarters Ended
         September 30,  1998 and 1997.......................................  3
         Statements of Consolidated Cash Flows - Quarters Ended
         September  30,  1998 and 1997......................................  4
         Notes to Consolidated Financial Statements.........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations..............................................  9
         Liquidity and Capital Resources.................................... 11

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 12

Item 3.  Defaults Upon Senior Securities.................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................... 12

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                September 30, 1998   June 30, 1998
                                                                ------------------   -------------
ASSETS

Current Assets:
   Cash and cash equivalents ......................................   $ 2,351             $ 2,475
   Receivables ....................................................       187                 119
   Prepaid expenses ...............................................        13                  54
                                                                      -------             -------
                                                                        2,551               2,648
                                                                      -------             -------
Long Term Investments:
   Investment in real estate ......................................     4,803               4,800
                                                                      -------             -------
                                                                      $ 7,354             $ 7,448
                                                                      =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ..........................   $   565             $   594
Long Term Liabilities:
   Accrued medical insurance premiums .............................       696                 711
                                                                      -------             -------
                                                                        1,261               1,305
                                                                      -------             -------
Stockholders' equity:
   Preferred  stock -- $1.00 par value, 1,000 shares authorized,
     0 shares issued and outstanding) .............................        --                  --
   Common stock--($.10 par value, 15,000 shares authorized, 4,000
     shares issued and outstanding) ...............................       400                 400
   Other paid-in capital ..........................................     5,786               5,782
   Accumulated deficit ............................................       (93)                (39)
                                                                      -------             -------
                                                                        6,093               6,143
                                                                      -------             -------
                                                                      $ 7,354             $ 7,448
                                                                      =======             =======

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
          (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER SHARE AMOUNTS)

                                                          Quarter Ended  Quarter Ended
                                                          September 30,   September 30,
                                                               1998          1997
                                                          -------------  --------------
Revenues:
 Commissions and fees ....................................  $   131           $  151
 Interest ................................................       33               23
 Trust expense reimbursement .............................       87               20
 Other ...................................................        8               47
                                                            -------           ------
                                                                259              241
                                                            -------           ------
Expenses:
 Personnel ...............................................      110               74
 Other operating .........................................      203               98
                                                            -------           ------
                                                                313              172
                                                            -------           ------
Income (loss) from operations before federal income tax...      (54)              69
Federal income tax expense ...............................       --              (24)
                                                            -------           ------
Net income (loss) ........................................  $   (54)          $   45
                                                            =======           ======

Basic earnings (loss) per share:
 Net income (loss) .......................................  $ (0.01)*       $ 0.01 *

Average number of shares .................................    4,000 *        4,000 *

Diluted earnings (loss) per share:
 Net income (loss) .......................................  $ (0.01)*       $ 0.01 *

Average number of shares .................................    4,066 *        4,000 *

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                              Quarter Ended       Quarter Ended
                                                                               September 30,       September 30,
                                                                                  1998                 1997
                                                                              -------------        -------------
Operating activities:
     Net income (loss) ....................................................     $   (54)              $    45
     Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
        Compensation expense for stock options ............................           4                    --
        Federal income tax expense charged to other paid-in capital due              --                    24
          to the utilization of pre-reorganization tax attributes
     Increase in receivables and prepaid expenses .........................         (27)                  (34)
     Decrease in current accounts payable and accrued expenses ............         (29)                  (19)
     Decrease in long term accrued medical insurance premiums .............         (15)                  (16)
                                                                                -------               -------
                   Net cash provided (used) by operating activities .......        (121)                   --
                                                                                -------               -------
Operating activities:
     Increase in investment in real estate ................................          (3)                   --
                                                                                -------               -------
                                                                                     (3)                   --
                                                                                -------               -------
Net increase (decrease) in cash and cash equivalents ......................        (124)                   --
Cash and cash equivalents at beginning of period ..........................       2,475                 1,941
                                                                                -------               -------
Cash and cash equivalents at end of period ................................     $ 2,351               $ 1,941
                                                                                =======               =======

Cash payments for:
     Interest .............................................................     $    --               $    --
     Federal income tax ...................................................     $    --               $    --

Non-cash transactions:
     Issuance of stock options ............................................     $     4               $    --

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc. Prior to October 1, 1996, SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. As a result of the confirmation of LMUSA's Chapter 11 reorganization plan (see "Note B - Reorganization"), the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of April 1, 1997, after all material conditions required by the Plan were satisfied. The delay in the adoption of fresh-start accounting was due to uncertainties surrounding the resolution of claims and intercompany disputes between the LMUSA Creditors' Committee and the LFC Creditors' Committee. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity. Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. See "Item 8. Financial Statements and Supplementary Data" in the Company's annual report on Form 10-K for the year ended June 30, 1998 for more details on fresh-start reporting.

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B -- REORGANIZATION

         On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS").

         The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. An order confirming the second amended joint plan of reorganization filed on October 4, 1996 for LFC, LIS and LAS (the "Joint Debtors") and a stipulation and order among the Joint Debtors and the appointed statutory committee of unsecured creditors of LFC (the "LFC Creditors' Committee") regarding technical modifications to the plan of reorganization and confirmation order filed on January 27, 1997 together with the second amended joint plan of reorganization filed on July 3, 1996 are collectively referred to herein as the "Joint Plan".

         The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. An agreement in respect of intercompany claims between the LFC Creditors' Committee and the appointed statutory committee of the unsecured creditors of LMUSA (the "Intercompany Agreement") was approved by the Bankruptcy Court on February 21, 1997, and became effective in March 1997. Additionally, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors. The LFC Creditors' Committee waived all other conditions and the Joint Plan became effective March 7, 1997 and the Company emerged with a new name, Siena Holdings, Inc. For more information on the reorganization process, refer to the Company's annual report on Form 10-K for the year ended June 30, 1998.

         Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust (see "Note C - Creditors' Trust") are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,786,323 shares of common stock actually distributed to former creditors through September 30, 1998. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date.

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

         The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note C - Creditors' Trust".

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE NOTE C - CREDITORS' TRUST.

NOTE C -- CREDITORS' TRUST

         The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

         There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

         The following is a summary of the non-reorganized assets and liabilities held in the Creditors' Trust as of September 30, 1998 (in thousands) (unaudited):

Cash held in reserve for payment of administrative expenses and other trust liabilities....    $    152
Accounts payable and accrued expenses .....................................................         (51)
                                                                                                -------
       Cash available for future trust expenses * .........................................     $   101
                                                                                                =======

Cash held in reserve for payment of certain claims ........................................     $    83
                                                                                                =======

Net assets of the Creditors Trust:
      Cash ................................................................................     $ 5,095
      Cash reserved for contingent obligations ............................................       3,500
      Investments .........................................................................          20
                                                                                                -------

                  Net assets of the Creditors Trust .......................................     $ 8,615
                                                                                                =======

        * Pursuant to the Joint Plan, an additional $300,000 of cash was set aside during the year ended June 30, 1998, and is included in the remaining balance of cash available for future trust expenses.

         The Company charged to the Creditors' Trust expenses of $87,000 and $20,000 for the quarters ended September 30, 1998 and 1997, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation for the first quarter of fiscal year 1998 only included personnel expense. The allocation was adjusted in the second quarter of fiscal year 1998 to include other overhead expenses. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999.

         The cash reserve for contingent obligations in the amount of $3.5 million as of September 30, 1998, includes $1.0 million for a contingent liability to SHI related to insurance retention, $1.0 million for possible additional legal expense related to the LFC/LMUSA Litigation Trust and $1.5 million for other legal and administrative expenses.

         In September 1998, the Creditors' Trust received the final distribution from the investment it carried in two limited partnerships which funded institutional mortgage loans, resulting in a writeoff of the remaining balance of $440,000.

          On July 1, 1998, a federal district court approved a settlement of the funds held in the Management Security Plan ("MSP") trust whereby the Creditors' Trust and the MSP beneficiaries would equally share the assets remaining after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. Accordingly, on July 10, 1998, the Creditors' Trust received $4.085 million pursuant to the final settlement. Refer to the Company's annual report on Form 10-K for the year ended June 30, 1998, for more information on the MSP trust.

        THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE NOTE B - REORGANIZATION.

NOTE D -- STOCK AND COMPENSATION PLANS

         Compensation Plans. Separate retention agreements (the "Retention Agreements"), filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended December 31, 1997, were approved by the Board of Directors effective December 1, 1997, for the Company's two executive officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust.

         In accordance with the success bonus defined above, the Board of Directors approved a bonus payable in the fourth quarter of fiscal year 1998 to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the other officer elected not to receive the payment at that time, thus a payable of $295,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of September 30, 1998 and June 30, 1998. Based on the same bonus criteria but subject to shareholder approval, the remaining $98,000 remains payable to the directors as of September 30, 1998 and June 30, 1998.

         Stock Option Plan. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements (the "Stock Option Plan"), also filed as an exhibit to the Company's quarterly report on Form 10-Q for the period ended December 31, 1997. The Stock Option Plan granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

         The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The stock options resulted in compensation expense of $4,000, with a corresponding increase in additional paid-in capital, for the quarter ended September 30, 1998. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

         Director's Stock Option Plan. Pursuant to shareholder approval, stock options will also be awarded to the Company's directors under the Stock Option Plan. Under the proposed plan, each of the five directors would receive options to purchase 40,000 shares of the Company's common stock, with the same Date of Grant and other features as the officers' plan. If approved by the shareholders, the Company would recognize compensation expense of $8,000 in the second quarter of fiscal year 1999.

NOTE E -- EARNINGS (LOSS) PER SHARE

         During the second quarter of 1998 the Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. The Company retroactively applied SFAS No. 128 to the quarter ended September 30, 1997. Adoption of FAS 128 did not have a material impact on the earnings (loss) per share.

         Earnings (loss) per common share for the quarters ended September 30, 1998 and 1997, were determined using the weighted average shares issued or reserved for issuance as of September 30, 1998 and 1997, respectively. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as exhibits to the Company's quarterly report on Form 10-Q as of December 31, 1997. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

NOTE F -- ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

           In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement requires that companies disclose segment data on the basis that it is used internally by management for evaluating segment performance and allocating resources to segments. This statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments will not materially change from the current presentation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, thus the Company will adopt this statement as of June 30, 1999.

NOTE G -- SUBSEQUENT EVENTS

           Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.2 million in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.


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

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997. See "Note A - Basis of Financial Statement Presentation". Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity.

          The operating results of the Company during the quarters ended September 30, 1998 and 1997 were as follows (in thousands):

                                                          Quarter Ended   Quarter Ended
                                                          September 30,   September 30,
                                                              1998             1997
                                                          -------------   -------------
Operating income (loss):
 Assisted care management .................................   $  90            $ 121
 Real estate ..............................................      (4)              10
 Other ....................................................     123               63
                                                              -----            -----
                                                                209              194
Expenses:
 General and administrative ...............................    (263)            (125)
                                                              -----            -----

Income (loss) before federal income tax benefit (expense)       (54)              69
Federal income tax expense ................................      --              (24)
                                                              -----            -----
   Net income (loss) ......................................   $ (54)           $  45
                                                              =====            =====

         Assisted Care Management. The decrease in the profitability of the assisted care management operations from $121,000 for the quarter ended September 30, 1997 to $90,000 for the quarter ended September 30, 1998, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. Additionally, the LLG subsidiary reported decreased interest income for the quarter ended September 30, 1998 as compared to prior periods due to a decision by management to maintain a smaller cash balance at the subsidiary company.

           SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Treemont elected to begin significant capital improvements for fire protection that are to be funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 and were complete by June 30, 1998, except for cosmetic and other details that were finished in this quarter. The final construction retention costs should be paid in the second quarter of fiscal 1999. In addition, Treemont incurred other unexpected capital expenditures of $20,000 during the first quarter of fiscal 1999 that were funded by operations. After December 31, 1997, Treemont will no longer pay the Company for pension benefits paid to the employees of SHM. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998 for more information on the Company's assisted care business and management contract.

         The owners of Treemont have contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The Company believes that the agreement is substantially secured at this time by the Treemont property in Houston.

         Real Estate. The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The Company holds approximately 150 net acres of undeveloped land in Allen, Texas. Of this total, approximately 37 net acres are zoned for multi-family use, the remaining net acreage was zoned for single family use and commercial use. The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company has been notified that its re-zoning application has been approved. By this application the Company relocated its multi-family tract to a more accessible location and changed the single family zoning to light industrial. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998 for more information on the Company's real estate investment.

         The operations of LLG are minimal thus the operating income (loss) for the first quarter in both fiscal year 1999 and fiscal year 1998 are consistent. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized. Additionally, the LLG subsidiary reported decreased interest income for the quarter ended September 30, 1998 as compared to prior periods due to a decision by management to maintain a smaller cash balance at the subsidiary company.

         Other Operations. The Company reported other operating income of $123,000 and $63,000 for the quarters ended September 30, 1998 and 1997, respectively. This included an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $87,000 and $20,000 for the quarters ended September 30, 1998 and 1997, respectively. The allocation for the first quarter of fiscal year 1998 only included personnel expense. The allocation was adjusted in the second quarter of fiscal year 1998 to include other overhead expenses. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999. The remaining income in fiscal year 1999 consisted primarily of interest income, due to a decision by management to maintain a larger cash balance at the parent company.

         Expenses. General and administrative expenses increased from $125,000 for the first quarter in fiscal year 1998 to $263,000 for the same period in fiscal year 1999. The increase is attributable to: (1) non-recurring consulting expenses of $90,000, (2) an increase in the monthly retainer as a result of the officers' new retention agreements effective December 1, 1997, for a quarterly increase of $28,000, and (3) additional directors fees of $22,000 as compared to the same quarter in the prior year resulting from the accrual of the directors' annual fee and two additional meetings. The directors' fiscal 1998 annual fee was paid in the fourth quarter of fiscal 1997. The stock options resulted in related expense of $4,000 for the quarter ended September 30, 1998.

         Due to the Company's lack of dependence on computer software, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's future operating results.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of September 30, 1998.

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

          Management is also reviewing the Company's obligation, if any, pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

          On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA Litigation Trust's lawsuit against certain former officers and directors of Lomas Financial Corporation and subsidiaries. The counterclaim seeks joint and several liability. The Company has responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. A successful outcome in the Delaware court should resolve the counterclaim.

         Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.2 million in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         Management is also reviewing the Company's obligation, if any, pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

         On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA Litigation Trust's lawsuit against certain former officers and directors of Lomas Financial Corporation and subsidiaries. The counterclaim seeks joint and several liability. The Company has responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. A successful outcome in the Delaware court should resolve the counterclaim.

         The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan.

          The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. The owners of Treemont have contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The Company believes that the agreement is substantially secured at this time by the Treemont property in Houston.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Refer to the Company's annual report on Form 10-K for the year ended June 30, 1998, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.


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


                                                      SIENA HOLDINGS, INC.
                                                  ----------------------------
                                                          (Registrant)




Date:  November 10, 1998                      By:  /s/     W. JOSEPH DRYER
                                                  ----------------------------
                                                            President




Date:  November 10, 1998                      By:  /s/     W. JOSEPH DRYER
                                                  ----------------------------
                                                  Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   EXHIBIT
-------                  -------
  11                 Computation of Earnings (Loss) Per Share

  27                 Financial Data Schedule