Form 10-Q
period 1998-12-31
SIENA HOLDINGS INC
filed 1999-01-27
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          75-1043392
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)

5068 West Plano Parkway,  Suite 345,  Plano, Texas                  75093
--------------------------------------------------               ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of January 22, 1999: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES


                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX


                                                                                                                 PAGE
                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets - December 31, 1998 and June 30, 1998........................................ 2
         Statements of Consolidated Operations - Quarters and Six Months Ended December 31, 1998 and 1997......... 3
         Statements of Consolidated Cash Flows - Six Months Ended December 31, 1998 and 1997...................... 4
         Notes to Consolidated Financial Statements............................................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations....................................................................................10
         Liquidity and Capital Resources..........................................................................12

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................12

Item 3.  Defaults Upon Senior Securities..........................................................................13

Item 6.  Exhibits and Reports on Form 8-K.........................................................................13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                     December 31,   June 30,
                                                                         1998        1998
                                                                     -----------   ---------
                                                                     (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ....................................     $ 4,307      $ 2,475
    Receivables ..................................................         273          119
    Prepaid expenses .............................................         166           54
                                                                       -------      -------
                                                                         4,746        2,648
                                                                       -------      -------
Long Term Investments:
    Investment in real estate ....................................       4,834        4,800
                                                                       -------      -------
                                                                       $ 9,580      $ 7,448
                                                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ........................     $   563      $   594
Long Term Liabilities:
    Accrued medical insurance premiums ...........................         680          711
                                                                       -------      -------
                                                                         1,243        1,305
                                                                       -------      -------
Stockholders' equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized, 0 shares issued and outstanding and $1.00 par value, 1,000
      shares authorized, 0 shares issued and
      outstanding, respectively) .................................          --           --

    Common stock--($.10 par value, 15,000 shares authorized, 6,000 shares issued and outstanding and $.10 par value, 15,000
      shares authorized, 4,000 shares issued and outstanding,
      respectively) ..............................................         600          400
    Other paid-in capital ........................................       7,798        5,782
    Accumulated deficit ..........................................         (61)         (39)
                                                                       -------      -------
                                                                         8,337        6,143
                                                                       -------      -------
                                                                       $ 9,580      $ 7,448
                                                                       =======      =======



See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
          (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER SHARE AMOUNTS)


                                                     Quarter Ended            Six Months Ended
                                                      December 31               December 31
                                                 --------------------       --------------------
                                                   1998         1997          1998         1997
                                                 -------      -------       -------      -------
Revenues:
         Commissions and fees ..............     $   148      $    61       $   279      $   212
         Interest ..........................          44           24            77           47
         Trust expense reimbursement .......          56           94           143          114
         Other .............................          --           21             8           48
                                                 -------      -------       -------      -------
                                                     248          200           507          421
                                                 -------      -------       -------      -------
Expenses:
         Personnel .........................         114           50           224          105
         Other operating ...................         102          133           305          230
                                                 -------      -------       -------      -------
                                                     216          183           529          335
                                                 -------      -------       -------      -------
Income (loss) from operations before federal
     income tax ............................          32           17           (22)          86
Federal income tax expense .................          --           (6)           --          (30)
                                                 -------      -------       -------      -------
Net income (loss) ..........................     $    32      $    11       $   (22)     $    56
                                                 =======      =======       =======      =======

Basic earnings (loss) per share:
         Net income (loss) .................     $  0.01*     $  0.00*      $ (0.00)*    $  0.01*

Average number of shares ...................       5,239*       4,000*        4,620*       4,000*

Diluted earnings (loss) per share:
         Net income (loss) .................     $  0.01*     $  0.00*      $ (0.00)*    $  0.01*

Average number of shares ...................       5,239*       4,009*        4,620*       4,004*


* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                              Six Months      Six Months
                                                                                 Ended           Ended
                                                                              December 31,    December 31,
                                                                                  1998           1997
                                                                              ------------    ------------
Operating activities:
     Net income (loss) .....................................................     $   (22)     $    56
     Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
              Compensation expense for stock options .......................          16           --
          Federal income tax expense charged to other paid-in capital due to
             the utilization of pre-reorganization tax attributes ..........          --           30
     Increase in receivables and prepaid expenses ..........................        (266)        (133)
     (Decrease) increase in current accounts payable and accrued expenses ..         (31)          34
     Decrease in long term accrued medical insurance premiums ..............         (31)         (25)
                                                                                 -------      -------
                   Net cash provided (used) by operating activities ........        (334)         (38)
                                                                                 -------      -------
Investing activities:
     Increase in investment in real estate .................................         (34)          --
                                                                                 -------      -------
                 Net cash provided (used) by investing activities ..........         (34)          --
                                                                                 -------      -------


Financing activities:
     Issuance of common stock ..............................................       2,200           --
                                                                                 -------      -------
                 Net cash provided (used) by financing activities ..........       2,200           --
                                                                                 -------      -------

Net increase (decrease) in cash and cash equivalents .......................       1,832          (38)
Cash and cash equivalents at beginning of period ...........................       2,475        1,941
                                                                                 -------      -------
Cash and cash equivalents at end of period .................................     $ 4,307      $ 1,903
                                                                                 =======      =======

Cash payments for:
     Interest ..............................................................     $    --      $    --
     Federal income tax ....................................................     $    --      $    --

Non-cash transactions:
     Issuance of stock options .............................................     $    16      $     1


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998


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

         Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. In addition, as assets in the Creditors' Trust (see "Note C - Creditors' Trust") are liquidated, additional distributions will be made to the Class 3 unsecured creditors. Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,786,432 shares of common stock actually distributed to former creditors through January 21, 1999. The Company expects the stock distribution agent to complete the issuance of the remaining shares within three years of the Initial Distribution Date.

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

         THE 6,000,000 SHARES OF THE NEW COMMON STOCK ARE RESTRICTED IF THE EFFECT OF A TRANSFER WOULD RESULT IN AN OWNERSHIP INCREASE TO 4.5 PERCENT OR ABOVE OF THE TOTAL OUTSTANDING SHARES OR FROM 4.5 PERCENT TO A GREATER PERCENTAGE OF THE TOTAL OUTSTANDING SHARES, WITHOUT PRIOR APPROVAL BY THE BOARD OF DIRECTORS AS DESCRIBED IN THE RESTATED CERTIFICATE OF INCORPORATION. SEE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

         The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note C - Creditors' Trust".

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE C - CREDITORS' TRUST".

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

         The following is a summary of the non-reorganized assets and liabilities held in the Creditors' Trust as of December 31, 1998 (in thousands) (unaudited):


Cash held in reserve for payment of administrative
  expenses and other trust liabilities ................................................         $   151
Accounts payable and accrued expenses .................................................             (17)
                                                                                                -------
       Cash available for future trust expenses * .....................................         $   134
                                                                                                =======

Cash held in reserve for payment of certain claims ....................................         $    84
                                                                                                =======

Net assets of the Creditors' Trust:
      Cash ............................................................................         $ 5,099
      Cash reserved for contingent obligations ........................................           3,500
      Investments .....................................................................              20
                                                                                                -------

                  Net assets of the Creditors' Trust ..................................         $ 8,619
                                                                                                =======


        * Pursuant to the Joint Plan, an additional $300,000 of cash was set aside during the year ended June 30, 1998, and depleted during the second quarter of fiscal year 1999. Beginning October 1, 1998, all interest earned from the cash held by the Creditors' Trust has been used to increase the cash held in reserve for payment of administrative expenses and other trust liabilities. The interest income added to the reserve amounted to $100,000 for the period October 1, 1998 through December 31, 1998.

         The Company charged to the Creditors' Trust expenses of $56,000 and $143,000 for the quarter and six months ended December 31, 1998, respectively, and $94,000 and $114,000 for the quarter and six months ended December 31, 1997, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation for the first quarter of fiscal year 1998 only included personnel expense. The allocation was adjusted in the second quarter of fiscal year 1998 to include other overhead expenses. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999.

         The cash reserve for contingent obligations in the amount of $3.5 million as of December 31, 1998, includes $1.0 million for a contingent liability to SHI related to insurance retention, $1.0 million for possible additional legal expense related to the LFC/LMUSA Litigation Trust and $1.5 million for other legal and administrative expenses.

         In September 1998, the Creditors' Trust received the final distribution from the investment it carried in two limited partnerships which funded institutional mortgage loans, resulting in a writeoff of the remaining balance of $440,000 in the first quarter of fiscal year 1999.

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

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE B - REORGANIZATION".

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

         In accordance with the success bonus defined above, the Board of Directors approved a bonus payable in the fourth quarter of fiscal year 1998 to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the other officer elected not to receive the payment at that time, thus a payable of $295,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of December 31, 1998 and June 30, 1998.

         Directors' Compensation Plans. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"). The Directors' Additional Compensation Plan is based on the same performance criteria as the success bonus for the officers. The Company expects the agreements, similar to those for Mr. Kneafsey and Mr. Dryer, to be executed and filed in the third quarter. During the year ended June 30, 1998, two transactions were closed that resulted in an aggregate bonus to the non-officer directors under the Directors' Additional Compensation Plan of $98,000. One payment was made in December 1998, after approval by the Shareholders. The three other non-officer directors elected not to receive the payment at that time, thus a payable of $74,000 and $98,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of December 31, 1998 and June 30, 1998.

         Stock Option Plan. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Nonqualified Stock Option Agreements (the "Stock Option Plan"), included as exhibits to the Company's quarterly report on Form 10-Q for the period ended December 31, 1997. The Stock Option Plan granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

         The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The stock options resulted in compensation expense of $4,000 and $8,000, with a corresponding increase in additional paid-in capital, for the quarter and six months ended December 31, 1998, respectively, and $1,000 and $1,000 for the quarter and six months ended December 31, 1997, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

         Directors' Stock Option Plan. The Nonqualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan") were also approved by the Shareholders on December 16, 1998. The Directors' Stock Option Plan granted each of the five directors' the options to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant"). The Company expects the agreements, similar to those for Mr. Kneafsey and Mr. Dryer, to be executed and filed in the third quarter.

         The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The directors' stock options resulted in compensation expense of $8,000 and $8,000, with a corresponding increase in additional paid-in capital, for the quarter and six months ended December 31, 1998, respectively. The compensation expense recognized in the second quarter was for the period December 1, 1997 through December 31, 1998.

NOTE E -- EARNINGS (LOSS) PER SHARE

         During the second quarter of fiscal year 1998 the Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for both interim and annual financial statements issued after December 15, 1997. The Company retroactively applied SFAS No. 128 to the quarter ended September 30, 1997. Adoption of FAS 128 did not have a material impact on the earnings (loss) per share.

         On November 5, 1998, the Company received $2.2 million in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

         Earnings (loss) per common share for the quarters ended December 31, 1998 and 1997, were determined using the weighted average shares issued or reserved for issuance as of December 31, 1998 and 1997, respectively. Effective December 1, 1997 the Company granted options under the Stock Option Plan and the Directors' Stock Option Plan. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings. The options under the Directors' Stock Option Plan were not included in the calculation of diluted earnings per common share until the second quarter of fiscal year 1999 as they were not approved by the Shareholders until December 16, 1998.

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

         The operating results of the Company during the quarters and six months ended December 31, 1998 and 1997 were as follows (in thousands):


                                                            Quarter Ended                Six Months Ended
                                                             December 31                   December 31
                                                        --------------------          --------------------
                                                         1998          1997            1998          1997
                                                        --------------------          --------------------
Operating income (loss):
         Assisted care management .................     $ 102          $  39          $ 192          $ 160
         Real estate ..............................        (4)            --             (9)            10
         Other ....................................        95            123            218            166
                                                        -----          -----          -----          -----
                                                          193            162            401            336
Expenses:
         General and administrative ...............      (161)          (145)          (423)          (250)
                                                        -----          -----          -----          -----

Income (loss) before federal income tax expense ...        32             17            (22)            86
Federal income tax expense ........................        --             (6)            --            (30)
                                                        -----          -----          -----          -----
                   Net income (loss) ..............     $  32          $  11          $ (22)         $  56
                                                        =====          =====          =====          =====


         Assisted Care Management. The increase in the profitability of the assisted care management operations from $39,000 and $160,000 for the quarter and six months ended December 31, 1997, respectively, to $102,000 and $192,000 for the quarter and six months ended December 31, 1998, respectively, is primarily attributable to the increased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company.

         SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont eliminated the remaining accrual from their financial statements. As SHM receives a fee based on Treemont's net income, the elimination of this accrual resulted in a non-recurring increase to SHM's management fee income in the amount of $61,000 and a related increase in personnel expense of $15,000, for the quarter ended December 31, 1998. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998 for more information on the Company's assisted care business and management contract.

         The owners of Treemont have contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The Company believes that the agreement is substantially secured at this time by the Treemont property in Houston. There have been no further discussions related to this matter during the second quarter.

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

         The decrease in operating income for the quarter and six months ended December 31, 1998 from the same periods in fiscal year 1997 is primarily due to decreased interest income as a result of a decision by management to maintain a smaller cash balance at the subsidiary company. Costs related to the re-zoning, marketing and developing the property were consistent between periods and will continue, some of which may be capitalized.

         Other Operations. The Company reported other operating income of $95,000 and $218,000 for the quarter and six months ended December 31, 1998, respectively, and $123,000 and $166,000 for the quarter and six months ended December 31, 1997, respectively. This included an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $56,000 and $143,000 for the quarter and six months ended December 31, 1998, respectively, as compared to $94,000 and $114,000 for the quarter and six months ended December 31, 1997, respectively. The allocation for the first quarter of fiscal year 1998 only included personnel expense. The allocation was adjusted in the second quarter of fiscal year 1998 to include other overhead expenses. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999.

         The remaining income consisted primarily of interest income of $40,000 and $60,000 for the quarter and six months ended December 31, 1998, respectively, compared to only $9,000 and $13,000 for the quarter and six months ended December 31, 1997, respectively. This increase is due to a decision by management to maintain a larger cash balance at the parent company and the $2.2 million increase in cash as a result of the issuance of additional common stock on November 5, 1998.

         Expenses. General and administrative expenses were $161,000 and $423,000 for the quarter and six months ended December 31, 1998 as compared to $145,000 and $250,000 for the quarter and six months ended December 31, 1997. The increase is attributable to: (1) non-recurring consulting expenses of $90,000 in the first quarter of fiscal 1999, (2) an increase in the monthly retainer as a result of the officers' new retention agreements effective December 1, 1997, for an increase of $92,000 for the six months ended December 31, 1998, (3) additional directors fees of $22,000 as compared to the same six months period in the prior year resulting from the accrual of the directors' 1999 annual fee and two additional meetings (the directors' fiscal 1998 annual fee was paid and expensed in the fourth quarter of fiscal 1997), and (4) stock options for the officers and directors resulted in related expense of $16,000 for the six months period ended December 31, 1998 as compared to only $1,000 in the prior year. These increases were offset slightly by decreases in corporate insurance, accounting, and SEC reporting and stockholder expenses.

         Due to the Company's lack of dependence on computer software, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's future operating results.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 1998.

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

         Management is continuing to review the Company's obligation, if any, pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

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

         Management is continuing to review the Company's obligation, if any, pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust. The Board of Directors of the Company would have to approve any such transaction.

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

         The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. The owners of Treemont have contacted the Company's management and requested a legal review of the management agreement as they believe certain parts of the contract are illegal. The Company does not believe that the review will result in a change in the terms. The Company believes that the agreement is substantially secured at this time by the Treemont property in Houston. There have been no further discussions related to this matter during the second quarter.


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


                                              SIENA HOLDINGS, INC.
                                              ----------------------------------
                                                   (Registrant)




Date: January 27, 1999                   By:  /S/ W. JOSEPH DRYER
                                              ----------------------------------
                                                   President




Date: January 27, 1999                   By:  /S/ W. JOSEPH DRYER
                                              ----------------------------------
                                              Principal Accounting Officer

                               INDEX TO EXHIBITS


Exhibit
Number          Description
------          -----------
 11             Computation of Earnings (Loss) Per Share

 27 Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).