Form 10-Q
period 1999-03-31
SIENA HOLDINGS INC
filed 1999-05-12
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES


                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 1999 and June 30, 1998...........................................  2
         Statements of Consolidated Operations - Quarters and Nine Months Ended March 31, 1999 and 1998...........  3
         Statements of Consolidated Cash Flows - Nine Months Ended March 31, 1999 and 1998........................  4
         Notes to Consolidated Financial Statements...............................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations.................................................................................... 10
         Liquidity and Capital Resources.......................................................................... 12

                                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................ 12

Item 3.  Defaults Upon Senior Securities.......................................................................... 13

Item 6.  Exhibits and Reports on Form 8-K......................................................................... 13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                            March 31, 1999         June 30, 1998
                                                                          -------------------   --------------------
                                                                              (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents...........................................   $            4,166    $            2,475
    Receivables.........................................................                  116                   119
    Prepaid expenses....................................................                  138                    54
                                                                           -------------------   -------------------
                                                                                        4,420                 2,648
                                                                           -------------------   -------------------
Long Term Investments:
    Investment in real estate...........................................                4,870                 4,800
                                                                           -------------------   -------------------
                                                                           $            9,290    $            7,448
                                                                           ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses...............................   $              281    $              594
Long Term Liabilities:
    Accrued medical insurance premiums..................................                  664                   711
                                                                           -------------------   -------------------
                                                                                          945                 1,305
                                                                           -------------------   -------------------
Stockholders' Equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized, 0
      shares issued and outstanding ...................................                   --                    --
    Common stock--($.10 par value, 15,000 shares authorized, 6,000 shares issued and outstanding and 4,000 shares issued and
      outstanding, respectively)........................................                  600                   400
    Other paid-in capital...............................................                7,804                 5,782
    Accumulated deficit.................................................                  (59)                  (39)
                                                                           -------------------   -------------------
                                                                                        8,345                 6,143
                                                                           -------------------   -------------------
                                                                           $            9,290    $            7,448
                                                                           ===================   ===================


See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
          (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER SHARE AMOUNTS)

                                                                Quarter Ended                  Nine Months Ended
                                                                  March 31                         March 31
                                                        -------------- --------------    -------------- --------------
                                                             1999           1998              1999           1998
                                                        -------------- --------------    -------------- --------------
Revenues:
         Commissions and fees.........................  $         116             56               395            267
         Interest.....................................             46             25               123             72
         Trust expense reimbursement..................             43            105               186            263
         Other........................................              1              1                 9             50
                                                        -------------- --------------    -------------- --------------
                                                                  206            187               713            652
                                                        -------------- --------------    -------------- --------------
Expenses:
         Personnel....................................            109             91               333            240
         Other operating..............................             95            111               400            341
                                                        -------------- --------------    -------------- --------------
                                                                  204            202               733            581
                                                        -------------- --------------    -------------- --------------
Income (loss) from operations before federal
         income tax...................................              2            (15)              (20)            71
Federal income tax (expense) benefit..................            --               5               --             (25)
                                                        -------------- --------------    -------------- --------------
Net income (loss).....................................  $           2            (10)              (20)            46
                                                        ============== ==============    ============== ==============

Basic earnings (loss) per share:
         Net income (loss)............................  $        0.00* $       (0.00)*   $      (0.00)* $        0.01*
Average number of shares..............................          6,000*         4,000 *          5,073 *         4,000*

Diluted earnings (loss) per share:
         Net income (loss)............................  $        0.00* $       (0.00)*   $      (0.00)* $        0.01*
Average number of shares..............................          6,000*         4,093 *          5,073 *         4,033*

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                              Nine Months Ended  Nine Months Ended
                                                                                March 31, 1999     March 31, 1998
                                                                              ------------------ ------------------
Operating activities:
     Net income (loss)....................................................... $             (20) $              46
     Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
          Compensation expense for stock options.............................                22                  6
          Federal income tax expense charged to other paid-in capital due to
             the utilization of pre-reorganization tax attributes............               --                  25
     (Increase) decrease in receivables and prepaid expenses.................               (81)               183
     Increase (decrease) in current accounts payable and accrued expenses....              (313)               (15)
     Decrease in long term accrued medical insurance premiums................               (47)               (42)
                                                                              ------------------ ------------------
                 Net cash provided (used) by operating activities............              (439)               203
                                                                              ------------------ ------------------
Investing activities:
     Increase in investment in real estate...................................               (70)               --
                                                                              ------------------ ------------------
                 Net cash provided (used) by investing activities............               (70)               --
                                                                              ------------------ ------------------

Financing activities:
     Issuance of common stock                                                             2,200                --
                                                                              ------------------ ------------------
                 Net cash provided (used) by financing activities............             2,200                --
                                                                              ------------------ ------------------

Net increase (decrease) in cash and cash equivalents.........................             1,691                203
Cash and cash equivalents at beginning of period.............................             2,475              1,941
                                                                              ------------------ ------------------
Cash and cash equivalents at end of period................................... $           4,166  $           2,144
                                                                              ================== ==================

Cash payments for:
     Interest................................................................ $             --   $             --
     Federal income tax...................................................... $             --   $             --

Non-cash transactions:
     Issuance of stock options............................................... $              22  $               6

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


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

     Pursuant to the Joint Plan, the Class 3 unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. The third cash distribution was made to the distribution agent on April 21, 1999, in the amount of $4.3 million, for a total cash distribution through April 21, 1999, of approximately $23 million. In addition, as assets in the Creditors' Trust (see "Note C - Creditors' Trust") are liquidated and/or the contingent obligations are favorably resolved, additional distributions will be made to the Class 3 unsecured creditors.

     Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the total of 177,879 shares to be redistributed by the stock distribution agent in the fourth quarter of fiscal year 1999 to all allowed creditors that have received prior stock distributions.

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

     There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

     The following is a summary of the non-reorganized assets and liabilities held in the Creditors' Trust as of March 31, 1999 (in thousands) (unaudited):

       Cash held in reserve for payment of administrative expenses and other trust liabilities..  $           196
       Accounts payable and accrued expenses....................................................               (9)
                                                                                                  ---------------
              Cash available for future trust expenses*.........................................  $           187
                                                                                                  ===============

       Cash held in reserve for payment of certain claims.......................................  $            85
                                                                                                  ===============

       Net assets of the Creditors' Trust:
              Cash**............................................................................  $         5,378
              Cash reserved for contingent obligations..........................................            3,500
              Investments.......................................................................               21
                                                                                                  ---------------
                         Net assets of the Creditors' Trust.....................................  $         8,899
                                                                                                  ===============


        * Pursuant to the Joint Plan, an additional $300,000 of cash was set aside during the year ended June 30, 1998, and depleted during the second quarter of fiscal year 1999. Beginning October 1, 1998, all interest earned from the cash held by the Creditors' Trust has been used to increase the cash held in reserve for payment of administrative expenses and other trust liabilities. The interest income added to the reserve amounted to $212,000 for the period October 1, 1998 through March 31, 1999.

        ** On April 21, 1999, $4.3 million was disbursed to the distribution agent for distribution to the Class 3 unsecured creditors, for a total cash distribution through April 21, 1999, to the Class 3 unsecured creditors of approximately $23 million. See "Note B - Reorganization".

     The Company charged to the Creditors' Trust expenses of $43,000 and $186,000 for the quarter and nine months ended March 31, 1999, respectively, and $105,000 and $263,000 for the quarter and nine months ended March 31, 1998, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to continue to decrease during fiscal year 1999.

     The cash reserve for contingent obligations in the amount of $3.5 million as of March 31, 1999, includes $1.0 million for a contingent liability to SHI related to insurance retention, $1.0 million for possible additional legal expense related to the LFC/LMUSA Litigation Trust and $1.5 million for other legal and administrative expenses.

     In February 1999, the Creditors' Trust received a distribution of $268,000 from the investment it carried in two limited partnerships which funded institutional mortgage loans. The funds received reduced the $440,000 writeoff which occurred in the first quarter of fiscal year 1999.

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

     In accordance with the success bonus defined above, the Board of Directors approved a bonus payable in the fourth quarter of fiscal year 1998 to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the remaining balance of $295,000 was paid in February 1999. A payable of $0 and $295,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of March 31, 1999 and June 30, 1998, respectively.

         Directors' Compensation Plans. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"), as described in the SHI Proxy Statement dated November 9, 1998. The Directors' Additional Compensation Plan, with a five year term, provides for a success bonus for each non-officer director based on the same performance criteria as the success bonuses for the officers. During the year ended June 30, 1998, two transactions were closed that resulted in an aggregate bonus to the non-officer directors under the Directors' Additional Compensation Plan of $98,000. One payment was made in December 1998, after approval by the Shareholders. The three other non-officer directors elected to defer the payments pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on December 16, 1998. The SHI Deferred Compensation Plan Document is expected to be finalized and filed in the fourth quarter of fiscal year 1999.

     The Deferred Compensation Plan, with an effective date of December 16, 1998, allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. A deferred compensation balance of $101,000 and a payable balance of $98,000 is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of March 31, 1999 and June 30, 1998, respectively.

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

     The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The stock options resulted in compensation expense of $4,000 and $12,000, with a corresponding increase in additional paid-in capital, for the quarter and nine months ended March 31, 1999, respectively, and $4,000 and $6,000 for the quarter and nine months ended March 31, 1998, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

         Directors' Stock Option Plan. The Nonqualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan") were also approved by the Shareholders on December 16, 1998, and are included as Exhibits
10.1 - 10.4 to this quarterly report on Form 10-Q for the period ended March 31, 1999. The Directors' Stock Option Plan granted each of the five directors' the option to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

     The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company the stock options shall be 100% vested. The directors' stock options resulted in compensation expense of $2,000 and $10,000, with a corresponding increase in additional paid-in capital, for the quarter and nine months ended March 31, 1999, respectively. The compensation expense recognized in the second quarter was for the period December 1, 1997 through December 31, 1998.

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

     Earnings (loss) per common share for the quarters ended March 31, 1999 and 1998, were determined using the weighted average shares issued or reserved for issuance as of March 31, 1999 and 1998, respectively. Effective December 1, 1997 the Company granted options under the Stock Option Plan and the Directors' Stock Option Plan. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings. The options under the Directors' Stock Option Plan were not included in the calculation of diluted earnings per common share until the second quarter of fiscal year 1999 as they were not approved by the Shareholders until December 16, 1998.

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

     The operating results of the Company during the quarters and nine months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                                    Quarter Ended                Nine Months Ended
                                                                       March 31                       March 31
                                                             ----------------------------  -----------------------------
                                                                  1999          1998            1999          1998
                                                             ----------------------------  -----------------------------
Operating income (loss):
         Assisted care management..........................  $        77     $        31   $        269    $        191
         Real estate.......................................           (4)             (2)           (13)              8
         Other.............................................           84             127            302             336
                                                              -----------    ------------  -------------   -------------
                                                                     157             156            558             535
Expenses:
         General and administrative........................         (155)           (171)          (578)           (464)
                                                              -----------    ------------  -------------   -------------
Income (loss) before federal income tax expense............            2             (15)           (20)             71
Federal income tax (expense) benefit.......................          --                5            --              (25)
                                                              -----------    ------------  -------------   -------------
                   Net income (loss).......................   $        2     $       (10)  $        (20)   $         46
                                                              ===========    ============  =============   =============

     Assisted Care Management. The increase in the profitability of the assisted care management operations from $31,000 and $191,000 for the quarter and nine months ended March 31, 1998, respectively, to $77,000 and $269,000 for the quarter and nine months ended March 31, 1999, respectively, is primarily attributable to the increased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company.

     SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont reduced the related accrual to actual costs incurred. As SHM receives a fee based on Treemont's net income, the elimination of this accrual resulted in a non-recurring increase to SHM's management fee income in the amount of $61,000 and a related increase in personnel expense of $15,000, for the quarter ended December 31, 1998. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998 for more information on the Company's assisted care business and management contract.

     In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. There have been no further discussions related to this matter.

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

     The decrease in operating income for the nine months ended March 31, 1999 from the same period in fiscal year 1998 is primarily due to decreased interest income as a result of a decision by management to maintain a smaller cash balance at the subsidiary company. Costs related to the re-zoning, marketing and developing the property were consistent between periods and will continue, some of which may be capitalized.

     Other Operations. The Company reported other operating income of $84,000 and $302,000 for the quarter and nine months ended March 31, 1999, respectively, and $127,000 and $336,000 for the quarter and nine months ended March 31, 1998, respectively. This included an overhead allocation based upon management's estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $43,000 and $186,000 for the quarter and nine months ended March 31, 1999, respectively, as compared to $105,000 and $263,000 for the quarter and nine months ended March 31, 1998, respectively. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999.

     The remaining income consisted primarily of interest income of $40,000 and $109,000 for the quarter and nine months ended March 31, 1999, respectively, compared to only $21,000 and $28,000 for the quarter and nine months ended March 31, 1998, respectively. This increase is due to a decision by management to maintain a larger cash balance at the parent company and the $2.2 million increase in cash as a result of the issuance of additional common stock on November 5, 1998.

     Expenses. General and administrative expenses were $155,000 and $578,000 for the quarter and nine months ended March 31, 1999, respectively, as compared to $171,000 and $464,000 for the quarter and nine months ended March 31, 1998, respectively. The increase for the nine month period is attributable to: (1) non-recurring consulting expenses of $90,000 in the first quarter of fiscal 1999, (2) an increase in the monthly retainer as a result of the officers' new retention agreements effective December 1, 1997, for an increase of $48,000 for the nine months ended March 31, 1999, (3) additional directors fees of $22,000 as compared to the same nine month period in the prior year resulting from the accrual of the directors' 1999 annual fee and two additional meetings (the directors' fiscal 1998 annual fee was paid and expensed in the fourth quarter of fiscal 1997), and (4) stock options for the officers and directors resulted in related expense of $22,000 for the nine month period ended March 31, 1999 as compared to only $6,000 in the prior year. These increases were offset slightly by decreases in corporate insurance, accounting, and SEC reporting and stockholder expenses. The decrease for the quarter is primarily due to a decrease in corporate insurance expense.

     Due to the Company's lack of dependence on computer software, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 1999.

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

     Management has reviewed the Company's position pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust and believes the Company has no financial obligation.

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

     Management has reviewed the Company's position pursuant to the trustee agreement and the Joint Plan to lend additional funds to the LFC/LMUSA Litigation Trust and believes the Company has no financial obligation.

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

     The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. There have been no further discussions related to this matter.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Refer to the Company's annual report on Form 10-K for the year ended June 30, 1998, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                 Exhibit
                 Number
                 -------
                  (10.1)  Siena Holdings, Inc. Nonqualified Stock Option Agreement,  effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Eric M. Bodow

                  (10.2)  Siena Holdings, Inc. Nonqualified Stock Option Agreement,  effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and James D. Kemp

                  (10.3)  Siena Holdings, Inc. Nonqualified Stock Option Agreement,  effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Matthew S.
                          Metcalfe

                  (10.4)  Siena Holdings, Inc. Nonqualified Stock Option Agreement,  effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Frank B. Ryan

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


                                                  SIENA HOLDINGS, INC.
                                             ---------------------------------
                                                      (Registrant)


Date: May   12, 1999                      By: /s/ W. JOSEPH DRYER
                                             ---------------------------------
                                                     President


Date: May   12, 1999                      By:/s/  W. JOSEPH DRYER
                                             ---------------------------------
                                               Principal Accounting Officer

                               INDEX TO EXHIBITS


                 Exhibit
                 Number     Description
                 -------  ---------------
                  (10.1)  Siena Holdings, Inc. Nonqualified Stock Option Agreement, effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Eric M. Bodow

                  (10.2)  Siena Holdings, Inc. Nonqualified Stock Option Agreement, effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and James D. Kemp

                  (10.3)  Siena Holdings, Inc. Nonqualified Stock Option Agreement, effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Matthew S.
                          Metcalfe

                  (10.4)  Siena Holdings, Inc. Nonqualified Stock Option Agreement, effective December 1, 1997 and approved by shareholders December 16, 1998, by and between SHI and Frank B. Ryan

                  (11)    Computation of Earnings (Loss) Per Share

                  (27)    Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).