Form 10-K
period 1999-06-30
SIENA HOLDINGS INC
filed 1999-09-28
CIK 60150

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

COMMISSION FILE NUMBER 1-6868

                              SIENA HOLDINGS, INC.
                     (Formerly Lomas Financial Corporation)
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                              75-1043392
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

5068 WEST PLANO PARKWAY, SUITE 300,  PLANO TEXAS                  75093
   (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (972) 381-4255

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
             Title of Each Class                        on Which Registered
             -------------------                        --------------------
COMMON STOCK, PAR VALUE $.10 PER SHARE                    NOT APPLICABLE
PREFERRED STOCK, PAR VALUE $1.00 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:  None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     At September 10, 1999 the aggregate market value of the registrant's common stock held by non-affiliates: $4,754,000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 10, 1999: Common Stock -- 6,000,000 shares.


================================================================================

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.  BUSINESS ........................................................   3
Item 2.  PROPERTIES ......................................................   8
Item 3.  LEGAL PROCEEDINGS ...............................................   8
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   9

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS .................................  11
Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA ............................  11
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..........................  14
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            EXPOSURES OF FINANCIAL INSTRUMENTS ...........................  19
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................  20
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................  56

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............  57
Item 11. EXECUTIVE COMPENSATION ..........................................  58
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ......................................................  61
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  62

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K ........................................................  63

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                     PART I

ITEM 1. BUSINESS

      Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), was incorporated in Delaware in 1960, and its principal executive offices are located at 5068 West Plano Parkway, Suite 300 in Plano, Texas. Unless the context otherwise requires, the "Company," as used herein, refers to SHI, formerly LFC, and its subsidiaries. The Company is primarily engaged in two businesses through its wholly-owned subsidiaries: assisted care facility management through Siena Housing Management Corp. and real estate development through LLG Lands, Inc. Prior to October 1, 1996, the Company's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. ("Nomas"). As a result of the confirmation of LMUSA's Chapter 11 reorganization plan (see "Item 1. Business -- Reorganization"), the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

REORGANIZATION

      On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS").

      The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. An order confirming the second amended joint plan of reorganization filed on October 4, 1996, for LFC, LIS and LAS (the "Joint Debtors") and a stipulation and order among the Joint Debtors and the appointed statutory committee of unsecured creditors of LFC (the "LFC Creditors' Committee") regarding technical modifications to the plan of reorganization and confirmation order filed on January 27, 1997, together with the second amended joint plan of reorganization filed on July 3, 1996, are collectively referred to herein as the "Joint Plan". In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement"). As a result of LMUSA's Chapter 11 reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996.

      The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the appointed statutory committee of the unsecured creditors of LMUSA (the "LMUSA Creditors' Committee") signed an agreement in respect of intercompany claims (the "Intercompany Agreement"), filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1997. The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997, resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million on the effective date of March 7, 1997.

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

      Pursuant to the Joint Plan, the Class 3 general unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. A third cash distribution was made to the distribution agent on April 21, 1999, in the amount of $4.3 million, for a total distribution through June 30, 1999, of approximately $23 million. In addition, as assets in the Creditors' Trust are liquidated and/or the contingent obligations are favorably resolved, additional distributions will be made to the Class 3 unsecured creditors. See "Item 8. Financial Statements and Supplementary Data - Reorganization and Creditors' Trust" for more information.

      Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 shares to all allowed creditors that have received prior stock distributions.

      Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.102 million, net of stock offering expenses in the amount of $98,000, in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

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

      See "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data" for more information on the claims. Reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996. The principal provisions of the Joint Plan are summarized in the Joint Disclosure Statement. That summary is qualified in its entirety by reference to the Joint Plan, which is attached as Exhibits I and II to the Joint Disclosure Statement.

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

      In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997, was eliminated, and at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

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

CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets, and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditor' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

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

      In fiscal year 1998, Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont reduced the accrual to actual cost incurred resulting in a favorable adjustment to the management fee received by SHM for the quarter ended December 31, 1998.

      Also, on December 31, 1997, Treemont discontinued the reimbursement of pension benefits paid to the employees of SHM. This reduction in Treemont's pension plan expense increases the facility's net income thereby increasing the Company's management fee. This reduced the effect of the capital expenditures on SHM's revenue during fiscal year 1998.

      The compensation expense and all operating expenses for SHM's employees, who provide services at the assisted care facility, are funded directly by the assisted care facility owner and thus not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission, bonus, and pension benefits (through December 31, 1997), which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations.

      SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any, will have a negative impact on the Company.

      The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

INVESTMENT IN REAL ESTATE

      The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The property currently held was transferred back to LLG by LMUSA as a result of the intercompany settlement process. See "Item 1. Business - Reorganization". The real property consists of
179.4 acres (approximately 147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 36.5 net acres zoned multi-family, one tract of approximately 85.5 net acres zoned light industrial (formerly single-family) and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen recently completed the construction of a city park off of Exchange Parkway near the multi-family tract.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 acres, and has begun to market the light industrial tract. A concept site plan and related marketing materials are being developed for the light industrial property. Management of the Company intends to continue to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property. The Company has not entered into a contract with any of the third parties, however, based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

MORTGAGE BANKING

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

      See "Item 8. Financial Statements and Supplementary Data - Disposal or Sale of Assets."

EMPLOYEES

      At June 30, 1999, the Company had two executive officers under contract and one full-time employee. One of the Company's subsidiaries, SHM, had 141 full-time and 14 part-time employees who provide services at an assisted care facility in Houston, Texas. The compensation expense and all operating expenses for SHM's employees are funded directly by the assisted care facility owner and are not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission, bonus and pension benefits (through December 31, 1997), which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations. See "Item 1. Business - Assisted Care Facility Management".

ITEM 2.   PROPERTIES

       The Company's principal executive offices are located in leased facilities at 5068 West Plano Parkway, Suite 300 in Plano, Texas. The original lease for six months expired on August 15, 1998, after which the Company is operating under a month-to-month lease with a 30-day cancellation notice.

ITEM 3.   LEGAL PROCEEDINGS

      On September 25, 1998, the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA Litigation Trusts lawsuit against certain former officers and directors of Lomas Financial Corporation and subsidiaries. The counterclaim seeks joint and several liability. The Company has responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. A successful outcome in the Delaware court should resolve the counterclaim. In December 1997, the Company received a letter from the attorney of the insurance company that carried the former directors and officers insurance coverage, stating that there is a $1.0 million per claim retention which must be completely exhausted before the insurance company is implicated. Management at this time believes that the Company is not responsible for this retention amount as a result of the Joint Plan. The LFC Creditors Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any, will have a negative impact on the Company.

      The Predecessor Company had a Management Security Plan ("MSP") for certain of its employees. The LFC Creditors' Committee argued that the funds contributed to the MSP were held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. The LFC Creditors' Committee contended that the funds in the trust were property of the Company's estate. However, the trustee, Bankers Trust, asserted that the trustee was obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust. On July 1, 1998, a federal district court approved a settlement of the MSP Trust whereby the Creditors' Trust and the MSP beneficiaries would equally share the assets remaining in the MSP Trust after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. Accordingly, on July 10, 1998, the Creditors' Trust received $4.085 million pursuant to the final settlement. The preliminary MSP disputed claims totaled $8.8 million. These proceeds are solely for the benefit of the former creditors of the Joint Plan.

      The LFC Committee also commenced an adversary proceeding to recover the funds in the rabbi trust for the Predecessor Company's Excess Benefit Plan (the "EBP Trust") on September 20, 1996, having obtained the Bankruptcy Court's approval for such action on September 9, 1996. Bankers Trust, the trustee of the EBP Trust, agreed that the Company was entitled to the funds held in the EBP Trust, and accordingly, funds totaling $0.6 million were received by the Company in June 1997, and subsequently transferred to the Creditors' Trust for the sole benefit of former creditors of the Joint Plan. The remaining funds were received in July 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on December 16, 1998 in Wilmington, Delaware for the following purposes:

      1. To elect five directors (John P. Kneafsey, Eric M. Bodow, James D. Kemp, Matthew S. Metcalfe, and Frank B. Ryan) to serve until the next annual meeting and until their successors are elected and qualified.


                                                    VOTING
              ---------------------------------------------------------------------------------------------
                Number of Shares        Number of Shares        Number of Shares       Number of Broker
                       For                   Against               Abstained               Non-Votes
              ----------------------  ----------------------  ---------------------  ----------------------
                    5,294,345                15,802                    0                       0


      2. To approve certain changes in compensation for the Board of Directors.

                                                    VOTING
              ---------------------------------------------------------------------------------------------
                Number of Shares        Number of Shares        Number of Shares       Number of Broker
                       For                   Against               Abstained               Non-Votes
              ----------------------  ----------------------  ---------------------  ----------------------
                    5,112,184                197,394                  569                      0

      3. To approve creation of a non-qualified stock option plan for the Board of Directors.


                                     VOTING
              ---------------------------------------------------------------------------------------------
                Number of Shares        Number of Shares        Number of Shares       Number of Broker
                       For                   Against               Abstained               Non-Votes
              ----------------------  ----------------------  ---------------------  ----------------------
                    4,683,735                623,120                 3,292                     0

      4. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ended June 30, 1999.

                                     VOTING
              ---------------------------------------------------------------------------------------------
                Number of Shares        Number of Shares        Number of Shares       Number of Broker
                       For                   Against               Abstained               Non-Votes
              ----------------------  ----------------------  ---------------------  ----------------------
                    4,883,757                423,343                 3,047                     0

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      As of June 30, 1999 and 1998, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized, with 6,000,000 and 4,000,000 shares issued and outstanding, respectively. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the stock distribution agent to redistribute the total of 177,879 shares to all allowed creditors that have received prior stock distributions.

       On November 5, 1998, the Company received $2.2 million in exchange for 2 million shares of the Company's common stock. Stock offering expenses of $98,000 were offset against the proceeds for a net increase to additional paid-in capital of $2.102 million. This transaction increased the number of outstanding shares of common stock to 6 million. See "Item 8. Financial Statements and Supplementary Data--Stockholders' Equity" footnote. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI's common stock, with a trading symbol of SIEN, is traded in the over the counter market. During the last two fiscal years, the high and low prices and dividends declared on common stock per share have been (in dollars):

                                               1999                     1998             Dividends Declared
                                      ------------------------ ---------------------- -------------------------
                                         High         Low         High         Low        1999         1998
                                      ------------ ----------- ----------- ---------- ------------- -----------
First Quarter . . . . . . . . . . . .     1-35/64     1-19/64           *            *          --          --
Second Quarter  . . . . . . . . . . .       1-3/8         3/4           3       1-7/64          --          --
Third Quarter . . . . . . . . . . . .      1-7/16         7/8     2-39/64        1-1/4          --          --
Fourth Quarter  . . . . . . . . . . .       1-1/4           1     1-51/64        1-1/4          --          --

    * Not meaningful due to reorganization. Reorganized SHI's common stock commenced trading on December 11, 1997.

      The Company, as of June 30, 1999 and 1998, had 1,000,000 shares of $1.00 par value preferred stock (the "Reorganized Preferred Stock") authorized, with 0 shares issued and outstanding.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

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

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                      SELECTED CONSOLIDATED FINANCIAL DATA


                                                        Reorganized Company                  Predecessor Company
                                               ------------------------------------- -------------------------------------
                                                                         Three Month   Nine Month
                                                Year Ended  Year Ended  Period Ended  Period Ended Year Ended Year Ended
                                                 June 30,    June 30,     June 30,     March 31,    June 30,   June 30,
                                                  1999         1998         1997         1997         1998       1998
                                               ----------- ------------ ------------ ------------- ---------- ------------
                                                         (in dollars and in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues from operations ......................... 1,002       1,410         226         3,235       103,347     222,222
Income (loss) from operations before
   reorganization items and federal income tax ...    52          72         (86)       (5,464)     (229,410)   (127,282)
Reorganization items--net ........................    --          --          --        (7,447)      (21,181)         --
Income (loss) from operations before federal
   income tax expense ............................    52          72         (86)      (12,911)     (250,591)   (127,282)
Federal income tax expense .......................   (18)        (25)         --            --            --          --
Income (loss) from operations before
   discontinued operations .......................    34          47         (86)      (12,911)     (250,591)   (127,282)
Loss from discontinued operations:
   Loss from disposal ............................    --          --          --            --            --     (24,409)
   Loss from operations ..........................    --          --          --            --            --      (2,000)
Income (loss) before extraordinary item ..........    34          47         (86)      (12,911)     (250,591)   (153,691)
Extraordinary gain on discharge of debt ..........    --          --          --       135,966            --          --
Net income (loss) ................................    34          47         (86)      123,055      (250,591)   (153,691)

   Basic earnings (loss) per share:
      Income (loss) from operations before
         loss from discontinued operations .......  0.01 *      0.01 *     (0.02) *         **            **          **
      Income (loss) before extraordinary item ....  0.01 *      0.01 *     (0.02) *         **            **          **
      Net income (loss) ..........................  0.01 *      0.01 *     (0.02) *         **            **          **
      Average number of shares ................... 5,304 *     4,000 *     4,000  *         **            **          **

   Diluted earnings (loss) per share:
      Income (loss) from operations before
        loss from discontinued operations ........  0.01 *      0.01 *     (0.02) *         **            **          **
    Income (loss) before extraordinary item ......  0.01 *      0.01 *     (0.02) *         **            **          **
    Net income (loss) ............................  0.01 *      0.01 *     (0.02) *         **            **          **
    Average number of shares ..................... 5,333 *     4,044 *     4,000  *         **            **          **

                      (TABLE CONTINUED ON FOLLOWING PAGE)

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.
**   Per share amounts are not meaningful due to reorganization.

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES

            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                     SELECTED CONSOLIDATED FINANCIAL DATA
                                  (CONTINUED)

                                                                    As of June 30                      As of June 30
                                                       ---------------------------  ----------  --------------------------
                                                           1999          1998          1997         1996          1995
                                                       ------------  -------------  ----------  ------------ -------------
                                                                         (in dollars and in thousands)
Balance Sheet Data:
   Assets ..............................................   10,420        7,448        7,051        329,932       1,157,001
   Cash ................................................    4,111        2,475        1,941        197,800          21,510
   Investment in real estate ...........................    4,879        4,800        4,800             --              --
   Purchased future mortgage servicing income rights ...       --           --           --             --         346,958
   First mortgage loans held for sale ..................       --           --           --             --         345,039
   Term and senior convertible notes ...................       --           --           --             --         518,688
   Liabilities subject to Chapter 11 proceedings .......       --           --           --        552,863              --
   Stockholders' equity (deficit) ......................    9,489        6,143        6,061       (262,464)        (11,878)
   Escrow, agency and fiduciary funds ..................       --           --           --             --         641,519

Note: Certain amounts in fiscal 1998, 1997, 1996, and 1995 have been reclassified to conform with the 1999 presentation format.

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

      The operating results of the Company during the year ended June 30, 1999, the year ended June 30, 1998, the three month period ended June 30, 1997, and the nine month period ended March 31, 1997, were as follows (in thousands):

                                                                                                      Predecessor
                                                                  Reorganized Company                   Company
                                                   ------------------------------------------------ ---------------
                                                                                   Three Month        Nine Month
                                                     Year Ended     Year Ended     Period Ended      Period Ended
                                                      June 30,       June 30,        June 30,         March 31,
                                                        1999           1998           1997              1997
                                                   -------------  -------------  ---------------    ---------------
Operating income (loss):
   Assisted care management .................        $    329        $    272        $     87           $    376
   Real estate ..............................             (15)            (29)              5                 97
   Mortgage banking .........................              --              --              --             (1,186)
   Other ....................................             502             962              52                319
                                                     --------        --------        --------           --------
                                                          816           1,205             144               (394)
                                                     --------        --------        --------           --------

Expenses:
   General and administrative ...............            (764)         (1,133)           (230)            (1,352)
   Loss on sale or disposal of assets .......              --              --              --             (3,718)
                                                     --------        --------        --------           --------
                                                         (764)         (1,133)           (230)            (5,070)
                                                     --------        --------        --------           --------

Income (loss) from operations before ........              52              72             (86)            (5,464)
  reorganization items and federal income tax
Reorganization items--net ...................              --              --              --             (7,447)
                                                     --------        --------        --------           --------

Income (loss) before federal income tax .....              52              72             (86)           (12,911)
Federal income tax expense ..................             (18)            (25)             --                 --
                                                     --------        --------        --------           --------

Income (loss) before extraordinary item .....              34              47             (86)           (12,911)
Extraordinary gain on discharge of debt .....              --              --              --            135,966
                                                     --------        --------        --------           --------

       Net income (loss) ....................        $     34        $     47        $    (86)          $123,055
                                                     ========        ========        ========           ========

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

      Assisted Care Management. The increase in operating income of the assisted care management operations from $272,000 for the year ended June 30, 1998, to $329,000 for the year ended June 30, 1999, is primarily attributable to the increase in the management fee received by SHM. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont.
See "Item 1. Business" for more information on the management agreement.

      In fiscal year 1998, Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont reduced the accrual to actual cost incurred. As SHM receives a fee based on Treemont's net income, the elimination of this accrual resulted in a non-recurring increase to SHM's management fee income in the amount of $61,000 and a related increase in personnel expense of $15,000, for the year ended June 30, 1999.

      In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested that the Company consider possible changes to the contract. Management does not believe the changes, if any, will have a negative impact on the Company.

      Real Estate. The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The Company holds approximately 147.2 net acres of undeveloped land in Allen, Texas. Of this total, approximately 37 net acres are zoned for multi-family use, the remaining net acreage is zoned for light industrial (formerly single family) and commercial use. The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved. By this application, the Company relocated its multi-family tract to a more accessible location and changed the single family zoning to light industrial. The Company reviewed the real estate interests held and has continued to market the property zoned for multi-family use and has begun to market the light industrial property. A concept site plan and related marketing materials have been developed for the light industrial property. During fiscal year 1999, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property. The Company has not entered into a contract with any of the third parties, however, based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

      LLG reported an operating loss of $15,000 for the year ended June 30, 1999, which is slightly less than the $29,000 loss for the year ended June 30, 1998. Improvement costs of $79,000 related to developing the property were capitalized during fiscal year 1999 in accordance with the Company's capitalization policy. This is in contrast to $37,000 of costs that were expensed during fiscal year 1998. These types of marketing and developing costs will continue, some of which may be capitalized.

      The decrease in expenses in fiscal 1999 was slightly offset by a decrease in interest income as a result of a decision by management to maintain a smaller cash balance at the subsidiary company.

      Other Operations. The Company reported other operating income of $502,000 for the year ended June 30, 1999, as compared to $962,000 for the year ended June 30, 1998, including reimbursements from to the Creditors' Trust of $339,000 and $796,000 for fiscal year 1999 and 1998, respectively. The Creditors' Trust expense reimbursements included $98,000 and $492,000 of success bonuses paid to the Company pursuant to additional compensation plans for the directors and officers (see "Stock and Compensation Plans") for fiscal year 1999 and 1998, respectively, offset by a corresponding expense in both years as discussed below. The remainder of the trust expense reimbursement from the Creditors' Trust for both years consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to continue to decrease in fiscal year 2000.

      The remaining income consisted primarily of interest income of $155,000 and $52,000 for the year ended June 30, 1999 and 1998, respectively. The increase is due to a decision by management to maintain a larger cash balance at the parent company and the increase in cash as a result of the issuance of additional common stock on November 5, 1999. Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.2 million in exchange for 2 million shares of the Company's common stock. Stock offering expenses of $98,000 were offset against the gross proceeds for a net increase to additional paid-in capital of $2.102 million. This transaction increased the number of outstanding shares of common stock to 6 million.

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of June 30, 1999 and 1998, respectively, subject to an offsetting valuation allowance of approximately $94 million and $95 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Due to the change in zoning received on certain tracts and improved market conditions, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company has decreased the valuation allowance by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 1999 will be allocated to additional paid-in capital.

      Expenses and Other. General and administrative expenses were $764,000 and $1,133,000 for the year ended June 30, 1999 and 1998, respectively. The decrease is primarily attributable to the increased personnel expense of $492,000 in the prior fiscal year for success bonuses for the officers as discussed below. Additionally, fiscal year 1999 included the following significant variances: (1) directors' additional compensation expense of $98,000 approved by the shareholders in the second quarter of fiscal 1999; (2) an increase in the monthly retainer as a result of the officers' new retention agreements effective December 1, 1997, for an increase of $48,000 for the year ended June 30, 1999; and (3) additional directors fees of $25,000 as compared to the prior year because the fiscal 1998 annual fee was paid and expensed in the fourth quarter of fiscal 1997.

      Officers' Compensation. Separate retention agreements (the "Retention Agreements") were approved by the Board of Directors effective December 1, 1997, for the Company's two executive officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President. The Retention Agreements were filed as an exhibit to the Company's quarterly Form 10-Q for the period ended December 31, 1997. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. See "Item 8. Financial Statements and Supplementary Data - Stock and Compensation Plans" and "Item 11. Executive Compensation" for more information.

      In accordance with the Retention Agreements, the Board of Directors approved a bonus payable to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. Based on the same bonus criteria but subject to shareholder approval, $98,000 remained payable to the directors as of June 30, 1998. See "Item 8. Financial Statements and Supplementary Data - Current and Long Term Liabilities" for more information.

      The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Non-qualified Stock Option Agreements, included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The plan according to the SHI Non-qualified Stock Option Agreements (the "SHI Stock Option Plan") granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant"). The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested. The stock options resulted in compensation expense of $17,000 and $10,000, with a corresponding increase in additional paid-in capital, for the years ended June 30, 1999 and 1998, respectively.

      Directors' Compensation. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"), as described in the SHI Proxy Statement dated November 9, 1998. The Directors' Additional Compensation Plan, with a five year term, provides for a success bonus for each non-officer director based on the same performance criteria as the success bonuses for the officers. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998. The expense is included in other operating expenses on the Company's Statement of Consolidated Operations for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The SHI Deferred Compensation Plan Document is included as Exhibit 10.1 to this annual report on Form 10-K for the year ended June 30, 1999.

      The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $52,000, including accrued interest, is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of June 30, 1999.

      The Non-qualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan"), included as exhibits to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, were also approved by the Shareholders on December 16, 1998 (the "Date of Shareholder Approval"). The Directors' Stock Option Plan granted each of the five directors' the option to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

      The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Shareholder Approval was $0.84375. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested.

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

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1998 COMPARED WITH PERIODS ENDED JUNE 30, 1997

      Due to the adoption of fresh-start accounting on March 31, 1997, the results of operations for the year ended June 30, 1998, are not comparable with the periods ended June 30, 1997. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote.

      Assisted Care Management. The decrease in the profitability of the assisted care management operations from a combined annual operating income of $463,000, for the three month period ended June 30, 1997 and the nine month period ended March 31, 1997, to $272,000 for the year ended June 30, 1998 was primarily attributable to the decreased management fee received by SHM. This decrease was primarily attributable to the capital improvements made for fire protection that were funded from operations beginning with the second quarter of fiscal year 1998. Also, on December 31, 1997, Treemont discontinued the reimbursement of pension benefits paid to the employees of SHM. This reduction in Treemont's pension plan expense increased the facility's net income thereby increasing the Company's management fee. This reduced the effect of the capital expenditures on SHM's revenue during fiscal year 1998.

      Real Estate. LLG reported an operating loss of $29,000 for the year ended June 30, 1998, as compared to a combined annual operating income of $102,000, for the three month period ended June 30, 1997, and the nine month period ended March 31, 1997. The decrease was primarily attributable to consulting and other expenses related to the re-zoning project. Additionally, the LLG subsidiary reported decreased interest income for the year ended June 30, 1998 as compared to prior periods due to a decision by management to maintain a smaller cash balance at the subsidiary company.

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

      Expenses and Other. General and administrative expenses of $1,133,000 for the year ended June 30, 1998, consisted primarily of: (1) $728,000 of personnel expenses, including success bonuses of $494,000; (2) corporate insurance of $133,000; (3) accounting, public reporting and other stockholder expenses of $86,000: and (4) other general operating expenses. These expenses are not comparable to the periods ended June 30, 1997.

      See "Item 8.  Financial Statements and Supplementary Data".

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the only liabilities of the Company were accounts payable and other accrued expenses which will be paid from current operating cash available as of June 30, 1999.

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

      On September 25, 1998 the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA's Litigation Trust's lawsuit against certain former officers and directors of Lomas Financial Corp and subsidiaries. The counterclaim seeks joint and several liability. The Company has responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately, the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. A successful outcome in the Delaware court should resolve the counterclaim.

      Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.102 million, net of stock offering expenses of $98,000, in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK EXPOSURES OF FINANCIAL INSTRUMENTS

           None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siena Holdings, Inc.:


      We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, formerly Lomas Financial Corporation and subsidiaries, (the "Company") as of June 30, 1999 and 1998, and the related statements of consolidated operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1999 and 1998, the three month period ended June 30, 1997, and the nine month period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, Schedule I -- Condensed Financial Information of the Registrant as of June 30, 1999 and 1998 and for the years ended June 30, 1999 and 1998, the three month period ended June 30, 1997, and the nine month period ended March 31, 1997 and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 1999 and 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedules based on our audits.

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

      The accompanying consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997, were prepared assuming that the Company would continue as a going concern. The Company and its wholly-owned subsidiary, Lomas Mortgage USA, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 10, 1995. The reorganization plans had not been confirmed by the Bankruptcy Court. Claims which are contingent at the commencement of Chapter 11 proceedings are generally allowable against debtor corporations. These claims, including, those which arise in connection with rejection of unfavorable executory contracts and leases were not determinable. As a result of the reorganization proceedings, the Company could have sold assets or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements or related notes. These factors raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements and related financial statement schedule for the nine month period ended March 31, 1997, do not include any adjustments that resulted from the outcome of these uncertainties.

      Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying consolidated financial statements and financial statement schedule for the nine month period ended March 31, 1997.

      In our opinion, the consolidated balance sheets of Siena Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related statements of consolidated operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1999 and 1998, and the three month period ended June 30, 1997, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries, as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, and the three month period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related 1999, 1998, and 1997 financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

      As discussed in the notes to the consolidated financial statements, effective March 31, 1997, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of June 30, 1999 and 1998, and the related statements of consolidated operations and cash flows for the years ended June 30, 1999 and 1998, and the three month period ended June 30, 1997, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.


                                               KPMG LLP


Dallas, Texas
September 21, 1999

                           CONSOLIDATED BALANCE SHEET

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                  Reorganized Company
                                                                         ----------------------------------

                                                                          June 30, 1999      June 30, 1998
                                                                         ---------------    ---------------
ASSETS

Current Assets:
    Cash and cash equivalents ...........................................   $ 4,111             $ 2,475
    Receivables .........................................................       138                 119
    Prepaid expenses ....................................................       117                  54
                                                                            -------             -------
                                                                              4,366               2,648
                                                                            -------             -------
Long Term Investments:
    Investment in real estate ...........................................     4,879               4,800
    Deferred tax assets--net ............................................     1,175                  --
                                                                            -------             -------
                                                                              6,054               4,800
                                                                            -------             -------
         Total Assets ...................................................   $10,420             $ 7,448
                                                                            =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable and accrued expenses .........................   $   230             $   594

Long Term Liabilities:
    Accrued medical insurance premiums ..................................       649                 711
    Deferred compensation and fees ......................................        52                  --
                                                                            -------             -------
                                                                                701                 711
                                                                            -------             -------
                                                                                931               1,305
                                                                            -------             -------
Stockholders' equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized, 0 shares
        issued and outstanding) .........................................        --                  --
    Common stock-- ($.10 par value, 15,000 shares authorized, 6,000 shares issued and outstanding and 4,000 shares issued and
        outstanding, respectively) ......................................       600                 400
    Additional paid-in capital ..........................................     8,894               5,782
    Accumulated deficit .................................................        (5)                (39)
                                                                            -------             -------
                                                                              9,489               6,143
                                                                            -------             -------
         Total Liabilities and Stockholders' Equity .....................   $10,420             $ 7,448
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

                     STATEMENT OF CONSOLIDATED OPERATIONS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          Predecessor
                                                                     Reorganized Company                    Company
                                                        ----------------------------------------------- --------------
                                                                                         Three Month      Nine Month
                                                          Year Ended     Year Ended     Period Ended     Period Ended
                                                           June 30,       June 30,        June 30,         March 31,
                                                             1999           1998            1997             1997
                                                        ------------    ------------    ------------     ------------
Revenues:
    Commissions and fees .............................   $    478       $    394         $    156         $  1,555
    Interest .........................................        174            101               27              956
    Trust expense reimbursement ......................        339            796               42               --
    Investment .......................................         --             --               --               16
    Gain on sales ....................................         --             20               --              253
    Other ............................................         11             99                1              455
                                                         --------       --------         --------         --------
                                                            1,002          1,410              226            3,235
                                                         --------       --------         --------         --------
Expenses:
    Personnel ........................................        434            846              101            1,728
    Other operating ..................................        516            492              211            3,147
    Depreciation and amortization ....................         --             --               --              106
    Loss on sale or disposal of assets ...............         --             --               --            3,718
                                                         --------       --------         --------         --------
                                                              950          1,338              312            8,699
                                                         --------       --------         --------         --------
Income (loss) from operations before
    reorganization items and federal income tax ......         52             72              (86)          (5,464)
Reorganization items--net ............................         --             --               --           (7,447)
                                                         --------       --------         --------         --------
Income (loss) from operations before federal
    income tax .......................................         52             72              (86)         (12,911)
Federal income tax expense ...........................        (18)           (25)              --               --
                                                         --------       --------         --------         --------
Income (loss) before extraordinary item ..............         34             47              (86)         (12,911)
Extraordinary gain on discharge of debt ..............         --             --               --          135,966
                                                         --------       --------         --------         --------
Net income (loss) ....................................   $     34       $     47         $    (86)        $123,055
                                                         ========       ========         ========         ========

Basic earnings (loss) per share:
    Net income (loss) ................................   $   0.01 *     $   0.01 *       $  (0.02) *            **
    Average number of shares .........................      5,304          4,000 *          4,000  *            **

Diluted earnings (loss) per share:
    Net income (loss) ................................   $   0.01 *     $   0.01 *       $  (0.02) *            **
    Average number of shares .........................      5,333 *        4,044 *          4,000  *            **

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

            STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)


                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                            YEAR ENDED JUNE 30, 1999
                            YEAR ENDED JUNE 30, 1998
                   THREE MONTH PERIOD ENDED JUNE 30, 1997 AND
                     NINE MONTH PERIOD ENDED MARCH 31, 1997
                                 (IN THOUSANDS)


                                                         Common                Additional
                                                         Shares      Common     Paid-in     Accumulated
                                                       Outstanding    Stock     Capital       Deficit      Total
                                                       ----------- ---------- ------------ ------------- ---------
Balance at June 30, 1996 ............................  $  20,149   $  20,149   $ 309,763   $(592,376)  $(262,464)
Net income for nine months ended March 31, 1997 .....         --          --          --     123,055     123,055
Distribution of LMUSA to LMUSA creditors ............         --          --          --     126,101     126,101
Settlement of intercompany claims with LMUSA ........         --          --          --      16,798      16,798
Effect of reorganization and fresh-start accounting:
   Cancellation of Predecessor equity ...............    (20,149)    (20,149)   (306,273)    326,422          --
                                                       ---------   ---------   ---------   ---------   ---------
   Issuance of new shares pursuant to the Plan of
      Reorganization ................................      4,000         400        (400)         --          --
   Fresh-start accounting valuation adjustments .....         --          --       2,657          --       2,657
                                                       ---------   ---------   ---------   ---------   ---------
           Balance at March 31, 1997 ................      4,000         400       5,747          --       6,147
Net loss for three months ended June 30, 1997 .......         --          --          --         (86)        (86)
                                                       ---------   ---------   ---------   ---------   ---------
      Balance at June 30, 1997 ......................      4,000         400       5,747         (86)      6,061
Net income for year ended June 30, 1998 .............         --          --          --          47          47
Utilization of tax benefits of pre-reorganization net
     operating loss carryforwards and deductible
     temporary differences ..........................         --          --          25          --          25
Issuance of stock options ...........................         --          --          10          --          10
                                                       ---------   ---------   ---------   ---------   ---------
      Balance at June 30, 1998 ......................      4,000         400       5,782         (39)      6,143
Net income for the year ended June 30, 1999 .........         --          --          --          34          34
Utilization of tax benefits of pre-reorganization net
     operating loss carryforwards and deductible
     temporary differences ..........................         --          --          18          --          18
Decrease in valuation allowance attributable to pre-
reorganization net operating loss carryforwards .....         --          --       1,175          --       1,175
Issuance of common stock--net .......................      2,000         200       1,902          --       2,102
Issuance of stock options ...........................         --          --          17          --          17
                                                       ---------   ---------   ---------   ---------   ---------
      Balance at June 30, 1999 ......................  $   6,000   $     600   $   8,894   $      (5)  $   9,489
                                                       =========   =========   =========   =========   =========

See notes to consolidated financial statements.

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                (IN THOUSANDS)

                                                                                                                      Predecessor
                                                                                 Reorganized Company                    Company
                                                                    ----------------------------------------------- --------------
                                                                                                     Three Month      Nine Month
                                                                      Year Ended     Year Ended     Period Ended     Period Ended
                                                                       June 30,       June 30,        June 30,        March 31,
                                                                         1999           1998            1997             1997
                                                                    ------------    ------------    ------------     ------------
Operating activities:
  Net income (loss) ............................................. $      34       $      47       $     (86)         $ 123,055
  Adjustments to reconcile net income (loss) to cash
  provided (used) by operations:
    Federal income tax expense charged to additional paid-in
    capital due to the utilization of pre-reorganization tax
       attributes ...............................................        18              25              --                 --
    Compensation expense for stock options ......................        17              10              --                 --
    Gain on sale ................................................        --             (20)             --                 --
    Extraordinary gain on discharge of debt .....................        --              --              --           (135,966)
    Loss from disposal or sale of assets ........................        --              --              --              3,718
    Depreciation and amortization ...............................        --              --              --                106
    Reorganization items:
       Claims in excess of recorded prepetition liabilities .....        --              --              --              3,454
     (Increase) decrease in current accounts receivable and
       prepaid expenses .........................................       (82)            137             (44)                --
     Increase (decrease) in current accounts payable and accrued
       expenses .................................................      (364)            378              88                 --
     Decrease in long term accrued medical insurance premiums ...       (62)            (63)            (17)                --
     Increase in long term deferred compensation and fees .......        52              --              --                 --
     Net change in pre-reorganization sundry receivables,
       payables and other assets ................................        --              --              --             (1,601)
                                                                  ---------       ---------       ---------          ---------
         Net cash provided (used) by operating activities .......      (387)            514             (59)            (7,234)
                                                                  ---------       ---------       ---------          ---------

Investing activities:
  Increase in investment in real estate .........................       (79)             --              --                 --
  Purchases of investments ......................................        --              --              --            (12,383)
  Maturities / sales of investments .............................        --              20              --                 --
  Net sales of foreclosed real estate ...........................        --              --              --                276
  Net sales of  fixed assets ....................................        --              --              --             25,374
  Proceeds from LMUSA assets sold to First Nationwide ...........        --              --              --              6,160
  Proceeds from settlement of intercompany dispute with
   LMUSA ........................................................        --              --              --              6,754
  Transfer to Litigation Trust pursuant to intercompany
   agreement ....................................................        --              --              --             (3,000)
  LMUSA cash balance at date of distribution ....................        --              --              --           (191,557)
  Transfer of cash to LFC Creditors' Trust for payment of
     claims and other liabilities pursuant to reorganization
     plan .......................................................        --              --              --             (8,558)
                                                                  ---------       ---------       ---------          ---------
         Net cash provided (used) by investing activities .......       (79)             20              --           (176,934)
                                                                  ---------       ---------       ---------          ---------

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (CONTINUED)
                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
            (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)
                                 (IN THOUSANDS)

                                                                                                                     Predecessor
                                                                                Reorganized Company                    Company
                                                                   ----------------------------------------------- --------------
                                                                                                    Three Month      Nine Month
                                                                     Year Ended     Year Ended     Period Ended     Period Ended
                                                                      June 30,       June 30,        June 30,        March 31,
                                                                        1999           1998            1997             1997
                                                                   ------------    ------------    ------------     ------------
Financing activities:
  Issuance of common stock-net ..................................    $   2,102       $      --       $      --       $      --
  Term debt repayments ..........................................           --              --              --         (11,632)
                                                                     ---------       ---------       ---------       ---------
         Net cash  provided  (used) by  financing activities ....        2,102              --              --         (11,632)
                                                                     ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents ............        1,636             534             (59)       (195,800)
Cash and cash equivalents at beginning of period ................        2,475           1,941           2,000         197,800
                                                                     ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ......................    $   4,111       $   2,475       $   1,941       $   2,000
                                                                     =========       =========       =========       =========

Cash payments for:
  Interest ......................................................           --              --              --              --
  Federal income tax ............................................           --              --              --              --

Non-cash transactions:
  Issuance of stock options .....................................    $      17       $      10              --              --


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

      Investment in Real Estate. Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company continually monitors the value of the real estate based on estimates of future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined. For the years ended June 30, 1999 and 1998, and the three month period ended June 30, 1997, there were no charges to earnings for impairment of the real estate.

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

      The compensation expense and primarily all operating expenses of SHM's employees who provide services at the assisted care facility are funded directly by the assisted care facility owner and are not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations.

      The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

      Federal Income Taxes. Income taxes have been provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards and enacted tax rates that will be in effect for the years in which the differences are expected to reverse. Under fresh-start reporting, benefits realized from the utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at the date of confirmation of the Joint Plan are reported as direct additions to additional paid-in capital.

      Escrow, Agency and Fiduciary Funds. The Predecessor Company maintained certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds were held in trust in segregated, generally non-interest bearing, bank accounts and were excluded from the corporate assets and liabilities of the Predecessor Company.

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

      Earnings per share for the year ended June 30, 1999, the year ended June 30, 1998 and the three month period ended June 30, 1997 were determined using the weighted average shares issued or reserved for issuance as of June 30, 1999, 1998 and 1997, respectively. On November 5, 1998, the Company received $2.102 million, net of stock offering expenses of $98,000, in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million. Effective December 1, 1997, the Company granted stock options under the Stock Option Plan and the Directors' Stock Option Plan. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings. The options issued to the Board of Directors were not included in the calculation of diluted earnings per common share until the second quarter of fiscal year 1999 as they were not approved by the Shareholders until December 16, 1998 with a retroactive effective date of December 1, 1997.

      The following is a reconciliation of net income applicable to common stock as well as common stock used to compute basic and diluted earnings (loss) per share for the periods presented:

                                                                                                             Predecessor
                                                                         Reorganized Company                   Company
                                                            ------------------------------------------      ------------
                                                                                          Three Month        Nine Month
                                                            Year Ended     Year Ended     Period Ended      Period Ended
                                                             June 30,       June 30,        June 30,         March 31,
                                                               1999           1998            1997              1997
                                                            ----------     ----------     ------------      ------------
 RECONCILIATION OF NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCK:
 Basic net income (loss) applicable to common stock:
      Income (loss) applicable to common stockholders
        before extraordinary item .......................     $   34         $   47         $   (86)         $ (12,911)
     Extraordinary gain on discharge of debt ............         --             --              --            135,966
                                                              ------         ------         -------          ---------
     Net income (loss) applicable to common
        stockholders ....................................     $   34         $   47         $   (86)         $ 123,055
                                                              ======         ======         =======          =========

 Diluted net income (loss) applicable to common stock:
      Income (loss) applicable to common stockholders
        before extraordinary item .......................     $   34         $   47         $   (86)         $ (12,911)
     Income effect of assumed conversions ...............         --             --              --                 --
                                                              ------         ------         -------          ---------
     Income (loss) applicable to common stockholders
        + assumed conversions............................         34             47             (86)           (12,911)
     Extraordinary gain on discharge of debt ............         --             --              --            135,966
                                                              ------         ------         -------          ---------
     Net income (loss) applicable to common
        stockholders + assumed conversions ..............     $   34         $   47         $   (86)         $ 123,055
                                                              ======         ======         =======          =========

 RECONCILIATION OF WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
 Basic shares of common stock:
     Weighted average common shares outstanding .........      5,304*         4,000*          4,000*                **

 Diluted shares of common stock:
     Weighted average common shares outstanding .........      5,304*         4,000*          4,000*                **
     Plus: Dilutive potential common shares
              SHI Non-qualified Stock Option Plans ......         29*            44*             --*                **
                                                              ------         ------         -------          ---------
     Adjusted weighted average shares outstanding .......      5,333*         4,044*          4,000*                **
                                                              ======         ======         =======          =========

*   Based on shares issued or reserved for issuance to creditors.
** Number of shares not meaningful due to reorganization.

      Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a fair-value methodology, under which compensation cost is measured and recognized in the Statement of Consolidated Operations, or continue to account for these plans under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to continue to account for these plans under APB No. 25. The "Stock and Compensation Plans" footnote contains a summary of the pro forma effects to reported net income (loss) applicable to common stock and earnings (loss) per share for the years ended June 30, 1999 and 1998, and the three months ended June 30, 1997, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Reclassifications. Certain reclassifications have been made to prior years' and prior quarters' financial statements to conform to the 1999 presentation.

REORGANIZATION

       On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS").

      The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. An order confirming the second amended joint plan of reorganization filed on October 4, 1996, for LFC, LIS and LAS (the "Joint Debtors") and a stipulation and order among the Joint Debtors and the appointed statutory committee of unsecured creditors of LFC (the "LFC Creditors' Committee") regarding technical modifications to the plan of reorganization and confirmation order filed on January 27, 1997, together with the second amended joint plan of reorganization filed on July 3, 1996, are collectively referred to herein as the "Joint Plan". In addition, on July 3, 1996, the Joint Debtors filed with the Bankruptcy Court a proposed form of disclosure statement relating to the Joint Plan (the "Joint Disclosure Statement").

      As a result of LMUSA's Chapter 11 reorganization plan, LFC distributed its interest in LMUSA to LMUSA's creditors as of October 1, 1996. This distribution decreased the Company's assets and liabilities by $293.3 million and $419.4 million, respectively, and stockholders' equity was increased by $126.1 million. The operations of LMUSA are included in the Statement of Consolidated Operations and the Statement of Consolidated Cash Flows through the date of distribution of LMUSA.

      The Joint Plan was confirmed on October 4, 1996, by the Bankruptcy Court. The Joint Plan's effectiveness was conditioned on the satisfaction, or waiver by the LFC Creditors' Committee, of certain conditions. On January 23, 1997, the LFC Creditors' Committee and the appointed statutory committee of the unsecured creditors of LMUSA (the "LMUSA Creditors' Committee") signed an agreement in respect of intercompany claims (the "Intercompany Agreement"). The Intercompany Agreement was approved by the Bankruptcy Court on February 21, 1997, resulting in the transfer of assets and writeoff of receivables and payables with a net increase in retained earnings of $16.8 million on the effective date of March 7, 1997.

      Additionally, the Company transferred $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"). Subject to certain exceptions in the Intercompany Agreement, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors.

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

      The following is a summary of the claims, excluding administrative, as of the initial distribution date (in thousands):

 Priority  LIS claims - allowed .......$    234
 Convenience claims - allowed .........       1
 Unsecured Class 3 claims -
      Bondholders - allowed ........... 145,433
      Other claims - allowed ..........   1,366
 MSP claims - disputed ................   8,803
                                       --------
                                       $155,837
                                       ========

      Pursuant to the Joint Plan, the Class 3 general unsecured creditors will receive a combination of cash and new common stock as settlement of their allowed claim. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. On May 11, 1998, a second distribution in the amount of $6.2 million was disbursed to the distribution agent for benefit of the Class 3 unsecured creditors. A third cash distribution was made to the distribution agent on April 21, 1999, in the amount of $4.3 million, for a total distribution through June 30, 1999, of approximately $23 million. In addition, as assets in the Creditors' Trust are liquidated and/or the contingent obligations are favorably resolved, additional distributions will be made to the Class 3 unsecured creditors.

      Also, on the Initial Distribution Date pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 shares to all allowed creditors that have received prior stock distributions.

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

      On November 5, 1998, the Company received $2.102 million, net of stock offering expenses of $98,000, in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. See "Stockholders' Equity" footnote. The 6 million shares of the new common stock are restricted if the effect of a transfer would result in an ownership increase to 4.5 percent or above of the total outstanding shares or from 4.5 percent to a greater percentage of the total outstanding shares, without prior approval by the board of directors as described in the restated certificate of incorporation.

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

      Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities were stated at their fair value.

REORGANIZATION ITEMS--NET

      The Bankruptcy Code requires the separate classification of revenues and expenses that are a direct result of the Chapter 11 filing. As such, these items have been segregated on the Statement of Consolidated Operations for the nine month period ended March 31, 1997, and include the following expenses:
$6.9 million of professional fees, $3.0 million adjustment to liabilities for MSP claims, $0.4 million adjustment to liabilities for other allowed or disputed claims, and other expense of $0.1 million. These expenses were offset by $3.0 million of interest earned on cash accumulated for a net reorganization items of $7.4 million.

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

      The Company charged to the Creditors' Trust expenses of $339,000, $796,000 and $42,000 for the year ended June 30, 1999, the year ended June 30, 1998, and the three month period ended June 30, 1997, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The trust expense reimbursement included $98,000 and $492,000 of success bonuses paid to the Company pursuant to compensation plans for the directors and officers (see "Stock and Compensation Plans") for fiscal year 1999 and 1998, respectively. The remainder of the trust expense reimbursement from the Creditors' Trust consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

INVESTMENT IN REAL ESTATE

      The Company's investment in real estate in the amount of $4.9 million and $4.8 million as of June 30, 1999 and June 30, 1998, respectively, is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The property currently owned was transferred back to LLG by LMUSA as a result of the intercompany settlement process in March 1997. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

      The real property consists of 179.4 acres (approximately 147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 36.5 net acres zoned multi-family, one tract of approximately 85.5 net acres zoned light industrial (formerly single-family) and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen recently completed the construction of a city park off of Exchange Parkway near the multi-family tract.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application has been approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property. The Company has not entered into a contract with any of the third parties, however, based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

RECEIVABLES

       The Company, through its wholly-owned subsidiary Siena Housing Management Corp. ("SHM"), manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income. The receivable for the assisted care facility management fee was $138,000 and $119,000 as of June 30, 1999 and 1998, respectively, included on the Company's Consolidated Balance Sheet.

       In fiscal year 1998, Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont reduced the accrual to actual cost incurred. As SHM receives a fee based on Treemont's net income, the elimination of this accrual resulted in a non-recurring increase to SHM's management fee income in the amount of $61,000 and a related increase in personnel expense of $15,000, for the year ended June 30, 1999.

       SHM may terminate the agreement on six months' written notice; however, the termination date must fall on an anniversary of the date on which the parties entered into the agreement. Treemont can only terminate the agreement for cause or if Treemont fails to receive its required annual priority distribution for two consecutive years. SHM has the right to extend the term of the agreement from year to year in one-year increments until June 30, 2028. Unless the agreement is terminated or its term is extended as described above, the agreement will terminate on June 30, 2003. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the contract as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any, will have a negative impact on the Company.

       The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.


ALLOWANCE FOR LOSSES

       Activity in the allowance account was as follows (in thousands):

                                                                           Three Month      Nine Month
                                                Year Ended    Year Ended   Period Ended    Period Ended
                                                 June 30,      June 30,      June 30,        March 31,
                                                   1999          1998          1997            1997
                                                ----------    ----------   ------------    ------------
                                                 $    --        $   --        $    --        $ 24,821
 Charge-offs or write downs ..................        --            --             --            (483)
 Distribution of LMUSA to LMUSA creditors ....        --            --             --         (20,510)
 Fresh-start valuation adjustment ............        --            --             --          (3,828)
                                                 -------        ------        -------        --------
                                                 $    --        $   --        $    --        $     --
                                                 =======        ======        =======        ========

CURRENT AND LONG TERM LIABILITIES

       Accounts payable and accrued expenses consisted of the following (in thousands):

                                                                 June 30, 1999      June 30, 1998
                                                                ----------------   ----------------
Accounts payable - Trade ....................................   $              1   $             29
Accounts payable - Directors or Officers ....................                 69                295
Accrued medical insurance premiums - current portion ........                 62                 63
Accrued compensation - Other ................................                 27                 33
Deferred revenue - Bonus for Directors ......................                 --                 98
Other accounts payable and accrued expenses .................                 71                 76
                                                                ----------------   ----------------
                                                                $            230   $            594
                                                                ================   ================

       At reorganization, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary with medical insurance. As of June 30, 1999, the Company was providing payments to 21 retirees to be used toward the payment of insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6%. As of June 30, 1999 and 1998, the current portion of the accrual for medical insurance premiums is $62,000 and $63,000, respectively, and the long term liability amount is $649,000 and $711,000, respectively.

       Pursuant to certain retention agreements, in fiscal year 1998 the SHI Board of Directors approved a bonus payable to the executive officers of the Company based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment was made in May 1998 and the second payment of $295,000, included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of June 30, 1998, was made in February 1999. Based on the same bonus criteria, $98,000 of the revenue from the Creditors' Trust was deferred as of June 30, 1998 for the directors' bonus, pending shareholder approval.

       On December 16, 1998, the shareholders of SHI (the "Shareholders") approved an additional compensation plan for the non-officer directors of SHI (the "Directors' Additional Compensation Plan") with a retroactive effective date of December 1, 1997. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998. The expense is included in other operating expenses on the Company's Statement of Consolidated Operations for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The bonus payments not deferred plus other directors' fees and miscellaneous expenses total $69,000 and are included in accounts payable and accrued expenses as of June 30, 1999.

       The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $52,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheet as of June 30, 1999. See "Stock and Compensation Plans" footnote.

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

FEDERAL INCOME TAXES

       The Company in prior years filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October 1, 1996 and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file its own consolidated federal income tax return for the periods ended June 30, 1999, 1998 and 1997. Various tax attributes, including net operating loss carryforwards, have been allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.

       Fresh-start reporting requires SHI and its subsidiaries to report federal income tax expense when in a taxable position before utilization of any pre-reorganization net operating loss carryforwards and recognition of any pre-reorganization deductible temporary differences. Benefits realized in the consolidated income tax return from utilization of pre-reorganization net operating loss carryforwards and recognition of pre-reorganization deductible temporary differences existing at the date of confirmation of the Plan are reported as direct increases to additional paid-in capital under fresh-start reporting.

       SHI and its subsidiaries reported a tax benefit of $18,000 and $25,000 as an increase to additional paid-in capital for fiscal year ended June 30, 1999 and 1998, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences.

       SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of June 30, 1999 and 1998, respectively, subject to an offsetting valuation allowance of approximately $94 million and $95 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

       Due to the change in zoning received on certain tracts and improved market conditions, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company has decreased the valuation allowance by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. In addition, an adjustment of $1.5 million was made for the year ended June 30, 1999 to decrease the balance of the deferred tax assets, and an adjustment of $3.7 million was made for the year ended June 30, 1998 to increase the balance of the deferred tax assets, with equal adjustments to the offsetting valuation allowance, to reflect the absorption of a portion of the net operating loss carryforward against cancellation of indebtedness income and an increase in the net operating loss carryforward attributable to the allocation of additional loss carryforwards resulting from the deconsolidation of the former LFC group during the fiscal year ended June 30, 1997.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of June 30, 1999. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 1999 will be allocated to additional paid-in capital.

       SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 1999 totaling approximately $271 million. These net operating loss carryforwards expire in the years 2003 through 2019. Approximately $139 million of these net operating losses arose prior to the previous 1991 reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC")Section 382. At June 30, 1999, SHI and its subsidiaries had a cumulative unused Section 382 limitation of approximately $120 million, which represents the portion of the $139 million of pre-1991 net operating loss carryforwards which may be utilized currently by SHI and its subsidiaries under the restrictions of Section 382. The remaining net operating losses of approximately $132 million arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).

       All of the net operating loss carryforwards are subject to applicable provisions of the IRC, and approximately $132 million of the total of $271 million of net operating loss carryforwards will be limited to zero if SHI undergoes another change in ownership, within the meaning of Section 382, within the two year period following the most recent ownership change resulting from the Plan of Reorganization. The remaining $139 million of net operating loss will continue to be subject to the annual limitation of IRC 382, and could be further limited upon any subsequent ownership change.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

       The difference between actual tax expense (benefit) and the amount computed by applying the statutory rate to income (loss) from operations before federal income tax consisted of the following components (in thousands):


                                                                                       Three Month     Nine Month
                                                         Year Ended       Year Ended   Period Ended   Period Ended
                                                           June 30,        June 30,      June 30,       March 31,
                                                             1999            1998          1997           1997
                                                         ----------       ----------   ------------   -------------
 Tax expense (benefit) at statutory rate ..........        $    18         $    25         $(30)        $43,069
 Book/tax difference in loss reserves
    attributable to sale of assets ................             --           1,102           --           2,253
 Change in beginning-of-the-year balance of
    valuation allowance for deferred tax assets
    allocated to income taxes .....................             --              --           --         (45,322) *
 Adjustment to net operating loss
    carryforward to reflect actual allocation of
    consolidated net operating loss to SHI and
    absorption against cancellation of
    indebtedness income ...........................          1,486          (3,699)          --              --
 Net operating loss for fiscal year ended
    June 30, 1999 and June 30, 1998 (attributable
    to realization of pre-reorganization deductible
    temporary differences, resulting in an increase
    in the pre-reorganization net operating loss
    carryover) ....................................         (1,471)         (1,077)          --              --

 Change in valuation allowance for deferred
     tax assets for current year activity and for
     adjustment to net operating loss
     carryforward .................................             12           3,674           30              --
 Other ............................................            (27)             --           --              --
                                                           -------         -------         ----         -------
                   Actual tax expense .............        $    18         $    25         $ --         $    --
                                                           =======         =======         ====         =======


       * The balance of the valuation allowance for deferred tax assets for the period ended March 31, 1997 has been reduced by an additional $221,104 to reflect the reduction in net deferred tax assets attributable to the distribution of LMUSA pursuant to the Plan of Reorganization. The progression of the valuation allowance is as follows:

 Valuation allowance at June 30, 1996 . .......................         $(358,104)
 Reduction attributable to the distribution of LMUSA ...........          221,104
 Change in valuation allowance for the period ending
    March 31, 1997 .............................................           45,322
                                                                        ---------
 Valuation allowance at March 31, 1997 .........................        $ (91,678)
                                                                        =========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below (in thousands):

                                                                                           Three Month       Nine Month
                                                          Year Ended       Year Ended      Period Ended     Period Ended
                                                           June 30,         June 30,         June 30,         March 31,
                                                             1999             1998             1997             1997
                                                          ----------       ----------      ------------     --------------
 Deferred tax assets:
   Post-reorganization net operating loss carryover        $     30         $     30         $     30         $     --
   Pre-reorganization net operating loss carryover           94,711           94,726           89,950           89,950
   Loss reserves ..................................             626              626            1,728            1,728
   Deferred compensation ..........................              18               --               --               --
   Non-qualified stock option expense .............               9               --               --               --
                                                           --------         --------         --------         --------
      Total gross deferred tax assets .............          95,394           95,382           91,708           91,678
   Less valuation allowance .......................         (94,219)         (95,382)         (91,708)         (91,678)
                                                           --------         --------         --------         --------
         Net deferred tax assets ..................        $  1,175         $     --         $     --         $     --
                                                           ========         ========         ========         ========
 Deferred tax liabilities:
         Net deferred tax liabilities .............        $     --         $     --         $     --         $     --
                                                           ========         ========         ========         ========

* See footnote detailing the progression of the valuation allowance at the end of the previous table.

STOCKHOLDERS' EQUITY

      As of June 30, 1999 and 1998, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized, with 6,000,000 and 4,000,000 shares issued and outstanding, respectively. On November 12, 1997, pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent has resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 shares to all allowed creditors that have received prior stock distributions. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received $2.102 million, net of stock offering expenses of $98,000, in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

      The Company, as of June 30, 1999 and 1998, had 1,000,000 shares of $1.00 par value preferred stock (the "Reorganized Preferred Stock") authorized, with 0 shares issued and outstanding.

      During the year ended June 30, 1999, the valuation allowance for deferred tax assets was decreased by $1.175 million, resulting in an increase to additional paid-in capital. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 1999, will be allocated to additional paid-in capital.

      SHI and its subsidiaries reported a tax benefit of $18,000 and $25,000 as an increase to additional paid-in capital for fiscal years ended June 30, 1999 and 1998, respectively, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. See "Federal Income Taxes" footnote.

STOCK AND COMPENSATION PLANS

      Officer's Compensation Plan. Separate retention agreements (the "Retention Agreements") were approved by the Board of Directors effective December 1, 1997, for the Company's two executive officers, John P. Kneafsey - Chief Executive Officer and W. Joseph Dryer - President. The Retention Agreements, with a five year term, provide for the payment of: (1) a monthly retainer, (2) severance upon early termination of the contract by the Company, and (3) a success bonus based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust.

      In accordance with the success bonus defined above, the Board of Directors approved a bonus payable to the executive officers of the Company in fiscal year 1998 based on cash received by the Creditors' Trust in excess of the book value upon liquidation of a subordinated promissory note held in the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. One payment of $197,000 was made in May 1998 and the remaining officer was paid $295,000 in February 1999. See "Current and Long Term Liabilities" footnote.

      Officer's Stock Option Plan. The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Non-qualified Stock Option Agreements. The plan according to the SHI Non-qualified Stock Option Agreements (the "Stock Option Plan") granted the officers options to purchase an aggregate of 434,750 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

      The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested. The stock options resulted in compensation expense of $17,000 and $10,000, with a corresponding increase in additional paid-in capital, for the year ended June 30, 1999 and 1998, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

      Director's Compensation Plan. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"). The Directors' Additional Compensation Plan, with a five year term, provides for a success bonus for each non-officer director based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998. The expense is included in other operating expenses on the Company's Statement of Consolidated Operations for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998.

      The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $52,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheet as of June 30, 1999.

      Director's Stock Option Plan. The Non-qualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan") were also approved by the Shareholders on December 16, 1998 (the "Date of Shareholder Approval"). The Directors' Stock Option Plan granted each of the five directors' the option to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

      The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Shareholder Approval was $0.84375. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested.

      The following table summarizes data relating to stock options activity for the years ended June 30, 1999 and 1998, the three month period ended June 30, 1997 and the nine month period ended March 31, 1997:

                                                                               Three Month       Nine Month
                                                  Year Ended     Year Ended    Period Ended     Period Ended
                                                   June 30,       June 30,       June 30,         March 31,
                                                     1999           1998            1997            1997
                                                  ----------     ----------    ------------     ------------
 Number of shares subject to option:
          Outstanding at beginning of period        434,750             --              --              --
          Granted ..........................        200,000        434,750              --              --
          Expired / canceled ...............             --             --              --              --
          Exercised ........................             --             --              --              --
                                                    -------        -------        --------        --------
               Outstanding at end of period         634,750        434,750              --              --
                                                    =======        =======        ========        ========

 Exercisable at end of period ..............        126,950             --              --              --
                                                    =======        =======        ========        ========

      All stock options granted in the years ended June 30, 1999 and 1998 have an exercise price of $0.92 per common share.

      As allowed under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income applicable to common stock. The fair value of each option granted pursuant to the officers' Stock Option Plan was estimated as of the grant date, using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 58.58%, risk free interest rate of 6.35%, and an expected life of 10 years. The fair value of each option granted pursuant to the Directors' Stock Option Plan was estimated as of the date of shareholder approval, also using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 138.53%, risk free interest rate of 4.58%, and an expected life of 9 years. If the Company had elected to recognize compensation cost based on the fair value of the options as of the grant date, the Company's net income (loss) applicable to common stock as well as earnings
(loss) per share would have been reduced (increased) by the pro forma amounts (net of income tax effect) indicated in the following table:


                         (TABLE ON THE FOLLOWING PAGE)

                                                                                                         Predecessor
                                                                            Reorganized Company            Company
                                                                  -------------------------------------- ------------
                                                                                            Three Month   Nine Month
                                                                  Year Ended    Year Ended  Period Ended Period Ended
                                                                   June 30,      June 30,     June 30,     March 31,
                                                                     1999          1998         1997         1997
                                                                  ----------    ----------  ------------ ------------

RECONCILIATION OF NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
Basic net income (loss) applicable to common stockholders:
   Income (loss) applicable to common stockholders
       before extraordinary item (As reported)..................   $     34      $    47      $   (86)    $ (12,911)
   Extraordinary gain on discharge of debt......................         --           --           --       135,966
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (As reported)........................         34           47          (86)      123,055
   Pro forma compensation expense--net of tax effect............        (92)         (22)          --            --
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (Pro forma)..........................   $    (58)     $    25      $   (86)    $ 123,055
                                                                   ========      =======      =======     =========

Diluted net income (loss) applicable to common stock:
   Income (loss) applicable to common stockholders
       before extraordinary item (As reported)..................   $     34      $    47      $   (86)    $ (12,911)
   Income effect of assumed conversions.........................         --           --           --            --
   Extraordinary gain on discharge of debt......................         --           --           --       135,966
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (As reported)........................         34           47          (86)      123,055
   Pro forma compensation expense--net of tax effect............        (92)         (22)          --            --
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (Pro forma)..........................   $    (58)     $    25      $   (86)    $ 123,055
                                                                   ========      =======      =======     =========
EARNINGS (LOSS) PER SHARE ("EPS") INFORMATION:
Basic net income applicable to common stockholders:
   Income (loss) applicable to common stockholders
       before extraordinary item (As reported)..................   $   0.01*     $  0.01*     $ (0.02)*          **
   Extraordinary gain on discharge of debt......................         --           --           --            **
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (As reported)........................       0.01*        0.01*       (0.02)*          **
   Pro forma compensation expense--net of tax effect............      (0.02)*         --           --            **
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (Pro forma)..........................   $  (0.01)*    $  0.01*     $ (0.02)*          **
                                                                   ========      =======      =======     =========
Common shares used in computing basic EPS:......................      5,304*       4,000*       4,000*           **
                                                                   ========      =======      =======     =========

Diluted net income applicable to common stockholders:
   Income (loss) applicable to common stockholders
       before extraordinary item (As reported)..................   $   0.01*     $  0.01*     $ (0.02)*          **
   Income effect of assumed conversions.........................         --           --           --            **
   Extraordinary gain on discharge of debt......................         --           --           --            **
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (As reported)........................       0.01*        0.01*       (0.02)*          **
   Pro forma compensation expense--net of tax effect............      (0.02)*         --           --            **
                                                                   --------      -------      -------     ---------
          Net income (loss) applicable to common
              stockholders (Pro forma) .........................   $  (0.01)*    $  0.01      $ (0.02)*          **
                                                                   ========      =======      =======     =========
Common shares used in computing diluted EPS:....................      5,333*       4,044*       4,000*           **
                                                                   ========      =======      =======     =========

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

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  June 30, 1999            June 30, 1998
                                             ----------------------    ----------------------
                                             Carrying                  Carrying
                                              Amount     Fair Value     Amount     Fair Value
                                             --------    ----------    --------    ----------
Financial Assets:
         Cash and cash equivalents .....     $  4,111     $  4,111     $  2,475     $  2,475

LEASES

     The Company incurred rental expense for the years ended June 30, 1999 and 1998, the three month period ended June 30, 1997, and the nine month period ended March 31, 1997, and had future minimum rental commitments at June 30, 1999 for noncancellable leases, as follows (in thousands):

                                                           Office
                                                            Space      Equipment       Total
                                                           --------    ---------     --------
Expense for the year ended:
   June 30, 1999 ........................................  $     10     $   --       $     10
   June 30, 1998 ........................................  $     12     $   --       $     12
Expense for the three month period ended June 30, 1997...  $      2     $   --       $      2
Expense for the nine month period ended March 31, 1997...  $    124     $     13     $    137

Commitments for the years ending June 30:
  2000 ..................................................  $   --       $   --       $   --
  Thereafter ............................................      --           --           --
                                                           --------     --------     --------
  Total minimum lease payments ..........................  $   --       $   --       $   --
                                                           ========     ========     ========

     The Company also incurred expense of $19,000 and $14,000 for the years ended June 30, 1999 and 1998, respectively, for the reimbursement of office space and Associated Expenses in Maryland utilized by the Chairman and Chief Executive Officer of the Company, and is included in other operating expenses on the Company's Statement of Consolidated Operations. The Company is not a party to the lease.

PENSION PLANS

     Defined Benefit Plan. The Predecessor Company's pension plan, the Lomas Financial Group Pension Plan ("the Plan"), was sponsored by LMUSA. The Company was in the process of terminating the Plan and either purchasing annuities or making lump sum payments to all participants at the time LMUSA was distributed to the LMUSA creditors on October 1, 1996. In the course of reviewing the funding status of the Plan, it was determined to be over funded. Under current law, upon termination of the Plan, the excess assets would revert to LMUSA, subject to taxes of approximately 50%. The right to any excess assets was included in the distribution of LMUSA to LMUSA creditors on October 1, 1996.

MANAGEMENT SECURITY PLAN

     The Predecessor Company had a Management Security Plan ("MSP") for certain of its employees. The LFC Creditors' Committee argued that the funds contributed to the MSP were held in a trust (the "MSP Trust") subject to the claims of creditors in the event of insolvency. The LFC Creditors' Committee contended that the funds in the trust were property of the Company's estate. However, the trustee, Bankers Trust, asserted that the trustee was obligated to hold the assets for the sole benefit of the MSP participants. In addition, during the course of litigation, the Unofficial Committee of MSP Beneficiaries filed a motion to intervene in the adversary proceeding which the Bankruptcy Court granted, and filed an action against Bankers Trust to turn over to the MSP beneficiaries the assets held in the MSP Trust.

     On July 1, 1998, a federal district court approved a settlement of the MSP Trust whereby the Creditors' Trust and the MSP beneficiaries would equally share the assets remaining in the MSP Trust after payment of certain legal expenses and MSP trust fees, in the amount of $0.4 million. Accordingly, on July 10, 1998, the Creditors' Trust received $4.085 million pursuant to the final settlement. The preliminary MSP disputed claims totaled $8.8 million. These proceeds are solely for the benefit of the former creditors of the Joint Plan.

     The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan.

     Income and expenses of the MSP Trust were included in the Company's Statement of Consolidated Operations for the nine month period ended March 31, 1997. After distribution to the Creditors' Trust on March 31, 1997, income and expenses of the MSP Trust were credited or charged to the Creditors' Trust for the year ended June 30, 1998 and the three month period ended June 30, 1997.

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

     The above transactions resulted in a loss on sale or disposal of assets in the Company's Statement of Consolidated Operations of $3.7 million for the nine month period ended March 31, 1997. These transactions were subject to additional adjustments which are solely the responsibility of Nomas Corp. as a result of the distribution on October 1, 1996.

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

LEGAL PROCEEDINGS

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

     The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any, will have a negative impact on the Company. See the "Receivables" footnote for more information on the management agreement.

QUARTERLY RESULTS (UNAUDITED)

     The Company has restated its unaudited quarterly consolidated financial statements for the quarters ended September 30, 1998, December 31, 1998, and March 31, 1999. The restatements resulted from: (1) a change to charge certain stock offering expenses against the gross proceeds of the offering in the first and second quarters; (2) the recognition of income from proceeds received from the Creditors' Trust and a corresponding recognition of directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter; and, (3) the reversal of stock option expense in the second and third quarters for stock options granted to the directors' due to a change in the measurement date. The net effect of the restatements are as follows (in thousands):

                                                              As       Restatement
                                                           reported      effect      Restated
                                                           --------    -----------   --------
For the quarter ended September 30, 1998:
    Income (loss) before federal income tax ..........     $    (54)    $     90     $     36
    Federal income tax expense .......................           --          (13)         (13)
    Net income (loss) ................................          (54)          77           23

For the quarter ended December 31, 1998:
    Revenues .........................................          248           98          346
    Income (loss) before federal income tax ..........           32           16           48
    Federal income tax expense .......................           --          (17)         (17)
    Net income (loss) ................................           32           (1)          31

For the quarter ended March 31, 1999:
    Income (loss) before federal income tax ..........            2            2            4
    Federal income tax expense .......................           --           (1)          (1)
    Net income (loss) ................................            2            1            3

     The following is a summary of the unaudited quarterly results of operations, as restated, for the year ended June 30, 1999 (in dollars, except per share amounts):

                                                               Year Ended June 30, 1999
                                                  -----------------------------------------------------
                                                                  Reorganized Company
                                                  -----------------------------------------------------
                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter        Quarter
                                                  --------       --------       --------       --------
Revenues ....................................     $    259       $    346       $    206       $    191
Income (loss) before federal income tax .....           36             48              4            (36)
Federal income tax benefit (expense) ........          (13)           (17)            (1)            13
           Net income (loss) ................           23             31              3            (23)

Basic earnings (loss) per common share:
     Net income (loss) ......................         0.00*          0.01*          0.00*          0.00*
Diluted earnings (loss) per common share:
     Net income (loss) ......................         0.00*          0.01*          0.00*          0.00*

* Per share amounts for Reorganized Company based on shares issued or reserved for issuance to creditors.

     Revenues were significantly higher in the second quarter primarily due to the recognition of revenue from the Creditors' Trust that was deferred as of June 30, 1998, pending shareholder approval of certain bonuses for non-officer directors. Based on shareholder approval in December 1998, trust expense reimbursement revenue of $98,000 was recognized and an offsetting expense of $98,000 is included in other operating expense on the Company's Consolidated Statement of Operations for the director's additional compensation. See the "Current and Long Term Liabilities" and "Stock and Compensation Plans" footnotes for further information.

     Management fees received by the Company's assisted care management subsidiary, SHM, were $131,000, $148,000, $116,000 and $83,000 for the first through fourth quarters, respectively. The second quarter included a non-recurring increase in revenue of $61,000 as a result of an adjustment to the management fee received by SHM. The management fee received involves a calculation based on the gross receipts and net income of the assisted care facility in Houston, Texas. The billings were low in the fourth quarter, but management of the Company expects it to normalize in the first quarter of fiscal year 2000. For more information on the management fee and the adjustment, refer to the "Receivables" footnote.

     Consulting, accounting, and public reporting expenses combined were $5,000, $12,000, $30,000 and $83,000 for each quarter, respectively. The third and fourth quarters were higher as a result of the tax, audit and financial accounting services for the calendar year tax return and the fiscal year end audit, including an accrual for the annual report and SEC filing services. These expenses were slightly offset by franchise tax and directors' fees expense that were higher in the first two quarters as compared to the final two quarters of the fiscal year.

     The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 1998 (in dollars, except per share amounts):

                                                               Year Ended June 30, 1998
                                                  -----------------------------------------------------
                                                                  Reorganized Company
                                                  -----------------------------------------------------
                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter        Quarter
                                                  --------       --------       --------       --------
Revenues ....................................     $    241       $    224       $    187       $    758
Income (loss) before federal income tax .....           69             17            (15)             1
Federal income tax benefit (expense) ........          (24)            (6)             5             --
           Net income (loss) ................           45             11            (10)             1

Basic earnings (loss) per common share:
     Net income (loss) ......................         0.01*          0.00*          0.00*          0.00*
Diluted earnings (loss) per common share:
     Net income (loss) ......................         0.01*          0.00*          0.00*          0.00*

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

 INDUSTRY SEGMENT DATA OF OPERATIONS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See the "Significant Accounting Policies" footnote for more information.

     The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income. Segment data for the year ended June 30, 1998 and the three month period ended June 30, 1997 have been restated to conform to the fiscal year 1999 presentation. Due to the Company's reorganization, the segment data for the nine month period ended March 31, 1997, is not meaningful and therefore not presented.

     The following table summarizes the Company's identifiable assets by segment as of June 30, 1999 and 1998 (in thousands):

                                                                                  Reorganized Company
                                                                           --------------------------------
                                                                           June 30, 1999      June 30, 1998
                                                                           -------------      -------------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation)...................    $         717      $         394
     Real estate ......................................................            4,882              4,885
                                                                           -------------      -------------
                                                                                   5,599              5,279
                                                                           -------------      -------------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including ...            4,231              2,169
            receivable from subsidiary eliminated in consolidation)
        Deferred tax assets--net ......................................            1,175               --
        Elimination of intercompany receivables .......................             (585)              --
                                                                           -------------      -------------
Total assets per Consolidated Balance Sheet ...........................    $      10,420      $       7,448
                                                                           =============      =============


                          (CONTINUED ON FOLLOWING PAGE)

     The following table summarizes the Company's segment data of operations for the years ended June 30, 1999 and 1998, and the three month period ended June 30, 1997 (in thousands):

                                                                      Reorganized Company
                                                           ---------------------------------------
                                                            Year          Year        Three Month
                                                            Ended         Ended       Period Ended
                                                           June 30,      June 30,       June 30,
                                                             1999          1998           1997
                                                           --------      --------     ------------
Revenues:
   Assisted care management ..........................     $    498      $    423      $      168
   Real estate .......................................           --            22               5
                                                           --------      --------      ----------
                                                                498           445             173
                                                           --------      --------      ----------
   Reconciling items:
      Corporate interest income ......................          155            59               6
      Trust expense reimbursement ....................          339           796              42
      Other corporate revenue ........................           10           110               5
                                                           --------      --------      ----------
                                                                504           965              53
                                                           --------      --------      ----------
Total revenues per Statement of Consolidated
   Operations ........................................     $  1,002      $  1,410      $      226
                                                           ========      ========      ==========

Operating income (loss):
   Assisted care management ..........................     $    329      $    272      $       87
   Real estate .......................................          (15)          (29)              5
                                                           --------      --------      ----------
                                                                314           243              92
                                                           --------      --------      ----------
   Reconciling items:
      Corporate interest income ......................          155            52               6
      Trust expense reimbursement ....................          339           796              42
      Unallocated corporate expenses .................         (763)       (1,133)           (230)
      Other ..........................................            7           114               4
                                                           --------      --------      ----------
                                                               (262)         (171)           (178)
                                                           --------      --------      ----------
Income (loss) from operations before
   reorganization items and federal income tax
   per Statement of Consolidated Operations...........     $     52      $     72      $      (86)
                                                           ========      ========      ==========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                  Reorganized Company
                                                                           --------------------------------
                                                                           June 30, 1999      June 30, 1998
                                                                           -------------      -------------
ASSETS

Current Assets:
    Cash and cash equivalents ........................................     $       4,104      $       2,096
    Receivables (including $10 and $0, respectively, receivables
       from subsidiaries eliminated in consolidation) ................                10                 --
    Prepaid expenses .................................................               117                 54
                                                                           -------------      -------------
                                                                                   4,231              2,150
                                                                           -------------      -------------
Long Term Assets:
    Investments (including $5,557 and $5,246, respectively,
       investments in subsidiaries eliminated in consolidation) .....              5,557              5,246
    Deferred tax assets--net ........................................              1,175                 --
                                                                           -------------      -------------
                                                                                   6,732              5,246
                                                                           -------------      -------------
           Total Assets .............................................      $      10,963      $       7,396
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses (including $575 and
       $0, respectively, payables to subsidiaries eliminated in
       consolidation) ...............................................      $         773      $         542

Long Term Liabilities:
    Accrued medical insurance premiums ..............................                649                711
    Deferred compensation and fees ..................................                 52                 --
                                                                           -------------      -------------
                                                                                     701                711
                                                                           -------------      -------------
                                                                                   1,474              1,253
                                                                           -------------      -------------

Stockholders' equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
       0 shares issued and outstanding) .............................                 --                 --
    Common stock--($.10 par value, 15,000 shares authorized,
       6,000 shares issued and outstanding and 4,000 shares issued
       and outstanding, respectively) ...............................                600                400
    Additional paid-in capital ......................................              8,894              5,782
    Accumulated deficit .............................................                 (5)               (39)
                                                                           -------------      -------------
                                                                                   9,489              6,143
                                                                           -------------      -------------
           Total Liabilities and Stockholders' Equity ...............      $      10,963      $       7,396
                                                                           =============      =============

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                        CONDENSED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                                           Predecessor
                                                                      Reorganized Company                     Company
                                                         --------------------------------------------      ------------
                                                                                         Three Month        Nine Month
                                                         Year Ended      Year Ended      Period Ended      Period Ended
                                                          June 30,        June 30,         June 30,          March 31,
                                                            1999            1998             1997              1997
                                                         ----------      ----------      ------------      ------------
Revenues:
    Interest .......................................     $      155      $       52      $          6      $         --
    Trust expense reimbursement ....................            339             796                42                --
    Gain on sales ..................................             --              20                --                --
    Other ..........................................             11              90                 1               299
                                                         ----------      ----------      ------------      ------------
                                                                505             958                49               299
                                                         ----------      ----------      ------------      ------------
Expenses:
    Personnel ......................................            288             727                53               291
    Other operating ................................            476             406               177             1,061
                                                         ----------      ----------      ------------      ------------
                                                                764           1,133               230             1,352
                                                         ----------      ----------      ------------      ------------
Loss from operations before reorganization items
and equity in income (loss) of subsidiaries ........           (259)           (175)             (181)           (1,053)
    Equity in income (loss) of subsidiaries ........            311             247                95            (4,818)
    Reorganization items--net ......................             --              --                --            (7,040)
                                                         ----------      ----------      ------------      ------------
Income (loss) before federal income tax ............             52              72               (86)          (12,911)
Federal income tax expense .........................            (18)            (25)               --                --
                                                         ----------      ----------      ------------      ------------
Income (loss) before extraordinary item ............             34              47               (86)          (12,911)
Extraordinary gain on discharge of debt ............             --              --                --           135,966
                                                         ----------      ----------      ------------      ------------
     Net income (loss) .............................     $       34      $       47      $        (86)     $    123,055
                                                         ==========      ==========      ============      ============

                              SIENA HOLDINGS, INC.
                     (FORMERLY LOMAS FINANCIAL CORPORATION)

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                       Predecessor
                                                                                 Reorganized Company                     Company
                                                                    --------------------------------------------      ------------
                                                                                                    Three Month        Nine Month
                                                                    Year Ended      Year Ended      Period Ended      Period Ended
                                                                     June 30,        June 30,         June 30,          March 31,
                                                                       1999            1998             1997              1997
                                                                    ----------      ----------      ------------      ------------
Operating activities:
    Net income (loss) ...........................................   $       34      $       47      $        (86)     $    123,055
    Adjustments to reconcile net income (loss) to
      cash provided (used) by operations:
      Federal income tax utilization of
         pre-reorganization tax attributes ......................           18              25                --                --
      Compensation expense for stock options ....................           17              10                --                --
      Gain on sales .............................................           --             (20)               --                --
      Extraordinary gain on discharge of debt ...................           --              --                --          (135,966)
      Equity in (income) loss of subsidiaries ...................         (311)           (247)              (95)            4,818
      Reorganization items:
         Claims in excess of recorded prepetition
           liabilities ..........................................           --              --                --             3,454
      (Increase) decrease in current assets and prepaid
         expenses ...............................................          (63)             15                50                --
      Increase (decrease) in current accounts payable and
         accrued expenses .......................................         (344)            390                58                --
      Decrease in long term accrued medical insurance
         premiums ...............................................          (62)            (63)              (17)               --
      Increase in long term deferred compensation and fees ......           52              --                --                --
      Net change in pre-reorganization sundry
         receivables, payables and other assets .................           --              --                --             5,179
                                                                    ----------      ----------      ------------      ------------
             Net cash provided (used) by operating activities ...         (659)            157               (90)              540
                                                                    ----------      ----------      ------------      ------------
Investing activities:
    Net maturities/sales (purchases) of investments .............           --              20                --                --
    Return of capital from investments in subsidiaries ..........           --           1,679                --                --
    Proceeds from settlement of intercompany dispute
       with LMUSA ...............................................           --              --                --             6,754
    Transfer to Litigation Trust pursuant to intercompany
       agreement ................................................           --              --                --            (3,000)
    Transfer to LFC Creditors' Trust for payment of claims
       and other liabilities pursuant to reorganization
       plan .....................................................           --              --                --            (8,558)
                                                                    ----------      ----------      ------------      ------------
             Net cash provided (used) by investing activities ...           --           1,699                --            (4,804)
                                                                    ----------      ----------      ------------      ------------
Financing activities:
    Issuance of common stock--net ...............................        2,102              --                --                --
    Net increase in (receivables from) payables to
       subsidiaries .............................................          565              --                --                --
                                                                    ----------      ----------      ------------      ------------
             Net cash provided by financing activities ..........        2,667              --                --                --
                                                                    ----------      ----------      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............        2,008           1,856               (90)           (4,264)
Cash and cash equivalents at beginning of period ................        2,096             240               330             4,594
                                                                    ----------      ----------      ------------      ------------
Cash and cash equivalents at end of period ......................   $    4,104      $    2,096      $        240      $        330
                                                                    ==========      ==========      ============      ============

Non-cash transactions:
    Issuance of stock options ...................................   $       17      $       10                --                --

             SCHEDULE III---REAL ESTATE AND ACCUMULATED DEPRECIATION

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 June 30, 1999

                                 (in thousands)


                                         Initial cost to Company    Cost capitalized to acquisition
                                         ------------------------   -------------------------------
                                                    Buildings and                        Carrying
      Description          Encumbrances    Land     improvements      Improvements        costs
-----------------------    ------------  ---------  -------------     ------------       --------

189.3 gross acres of
  unimproved land in
  Allen, Texas (the
  "Allen property")....             --   $ 4,800 *   $        --      $         79       $     --

                         Gross amount at which carried at close of
                                    June 30, 1999 (**)
                         -----------------------------------------
                                       Buildings and                  Accumulated      Date of
      Description         Land         improvements         Total     depreciation   construction    Date acquired
-----------------------  -------       -------------       -------    ------------   ------------    -------------
189.3 gross acres of
  unimproved land in
  Allen, Texas (the
  "Allen property")....   $ 4,879      $         --        $ 4,879             --         N/A            3/5/97

The changes in the investment in real estate is as follows (in thousands):

                                                            Year Ended June 30
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
                                                       $      4,800     $      4,800
Additions during the period:
    Additions through foreclosure ................               --               --
    Other acquisitions ...........................               --               --
    Improvements, etc ............................               79               --
    Other ........................................               --               --
                                                       ------------     ------------
                                                                 79               --
                                                       ------------     ------------

Deductions during the period:
    Cost of real estate sold .....................               --               --
    Other ........................................               --               --
                                                       ------------     ------------
                                                                 --               --
                                                       ------------     ------------
                                                       $      4,879     $      4,800
                                                       ============     ============

* The fair market value of the property on the date the Company adopted fresh-start accounting (see "Item 8. Financial Statements and Supplementary Data--Fresh-Start Reporting" footnote).

** The aggregate cost for Federal income tax purposes of the Allen property at June 30, 1999 and June 30, 1998 is $6.67 million and $6.59 million, respectively.

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

     JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 52.

     ERIC M. BODOW -- Senior Vice President, Sagner/Marks, Inc., since 1992; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 54.

     JAMES D. KEMP -- Principal, Antaean Solutions, LLC, since 1997; President and Chief Executive Officer, The Trust Company, N.A., from 1996 to 1997; President and Chief Executive Officer, Kemp Consulting, from 1992 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1992. Age 52.

     MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 68.

     FRANK B. RYAN -- Professor of Mathematics at Rice University (currently on leave); Director, Danielson Holding Corporation; Director, Texas Micro, Inc.; Director, America West Airlines, Inc. Age 63.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following two officers were designated by the LFC Creditors' Committee at confirmation of the Joint Plan on October 4, 1996:

     JOHN P. KNEAFSEY -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

     W. JOSEPH DRYER -- President and Chief Accounting Officer of the Company since October 4, 1996; prior thereto, Senior Vice President from January 1995; also, President and Director of Russian River Energy Co. from 1992 to 1994; and President and Director of Geothermal Resources International, Inc. since 1994; prior thereto, an officer since 1984. Age 44.

     For information as to former officers of the Predecessor Company, reference is made to the Joint Disclosure Statement a copy of which was filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation paid by the Company for the year ended June 30, 1999, the year ended June 30, 1998, the three month period ended June 30, 1997 and the nine month period ended March 31, 1997, for services rendered in all capacities to the two executive officers of the Company during fiscal year 1999.

                                                                      Base          Other Cash        Total Cash
           Officer                         Period                 Compensation     Compensation      Compensation
--------------------------    --------------------------------    ------------     ------------      ------------
  John P. Kneafsey........        Year Ended June 30, 1999         $ 128,000        $ 298,000(1)      $ 426,000
    Chairman and Chief            Year Ended June 30, 1998         $  84,667        $   6,200(2)      $  90,867
      Executive Officer       Three Months Ended June 30, 1997     $   6,000               --         $   6,000
                              Nine Months Ended March 31, 1997     $  12,000               --         $  12,000

  W. Joseph Dryer.........        Year Ended June 30, 1999         $ 144,000               --         $ 144,000
    President                     Year Ended June 30, 1998         $ 139,000        $ 197,467(3)      $ 336,467
                              Three Months Ended June 30, 1997     $  33,000               --         $  33,000
                              Nine Months Ended March 31, 1997     $ 170,106               --         $ 170,106

----------------
(1) Includes a bonus in the amount of $295,000 earned in May 1998, in accordance with Mr. Kneafsey's retention agreement discussed below. Mr. Kneafsey elected not to receive the payment until February 1999, thus it was carried in accounts payable and accrued expenses in the Consolidated Balance Sheet as of June 30, 1998. Director fees received in fiscal year 1999 in the amount of $3,000 are also included. An additional $7,000 in director fees were earned but deferred in accordance with the SHI Deferred Compensation Plan. See "Item 11. Executive Compensation - Compensation of Directors".

(2) Includes $5,000 in director fees and a $1,200 bonus paid in accordance with Mr. Kneafsey's retention agreement discussed below.

(3) Includes bonuses in the amount of $196,667 and $800 paid in accordance with Mr. Dryer's retention agreement discussed below.

EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

     Effective December 1, 1997, the Board of Directors approved two separate retention agreements for John P. Kneafsey and W. Joseph Dryer (the "Retention Agreements"), filed as exhibits to the Company's quarterly Form 10-Q for the period ended December 31, 1997, which are summarized as follows:

     John P. Kneafsey. Mr. Kneafsey has a retention agreement with SHI expiring December 1, 2002, retaining the officer as the Chief Executive Officer of SHI. Mr. Kneafsey's base annual retainer beginning December 1, 1997 is $128,000, with such adjustments thereto as may be determined by the Board of Directors in its sole discretion. The agreement also provides for success incentive bonuses for the sale or liquidation of assets based on a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. Mr. Kneafsey shall be paid 6% of the gross appreciation value above book value or 6% of the deal value, upon the close of such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. Mr. Kneafsey shall also receive non-qualified stock options as defined in separate agreements. The Board of Directors shall have the option to extend the agreement for successive 6 month periods, upon proper notice of not less than 60 days to the officer, under terms and retention payments to be mutually agreed to by the Company and Mr. Kneafsey. In the event of termination without cause or other breach of the agreement by SHI, Mr. Kneafsey will be entitled to receive a lump-sum termination payment equal to the retention payment (excluding bonuses) that Mr. Kneafsey would have received for the next 12 months following termination, adjusted up to take into consideration taxes that would have to be paid on the termination payment.

     W. Joseph Dryer. Mr. Dryer has a retention agreement with SHI expiring December 1, 2002, retaining the officer as President of SHI. Mr. Dryer's base annual retainer beginning December 1, 1997 is $144,000, with such adjustments thereto as may be determined by the Board of Directors in its sole discretion. The agreement also provides for success incentive bonuses for the sale or liquidation of assets based on a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. Mr. Dryer shall be paid 4% of the gross appreciation value above book value or 4% of the deal value, upon the close of such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. Mr. Dryer shall also receive non-qualified stock options as defined in separate agreements. The Board of Directors shall have the option to extend the agreement for successive 6 month periods, upon proper notice of not less than 60 days to the officer, under terms and retention payments to be mutually agreed to by the Company and Mr. Dryer. In the event of termination without cause or other breach of the agreement by SHI, Mr. Dryer will be entitled to receive a lump-sum termination payment equal to the retention payment (excluding bonuses) that Mr. Dryer would have received for the next 12 months following termination, adjusted up to take into consideration taxes that would have to be paid on the termination payment.

     Pursuant to the retention agreements defined above for Mr. Kneafsey and Mr. Dryer, two transactions were closed in fiscal year 1998 that resulted in success incentive bonuses, as follows:

o On January 14, 1998, the Creditors' Trust received $8.1 million pursuant to the negotiated final settlement of a subordinated promissory note. The Company as trustee began negotiations early in 1997. The Bankruptcy Court approved a settlement on December 29, 1997. The settlement provided the Creditors' Trust with a gain of $5.9 million. This gain was recognized for income tax purposes in April 1997 upon the transfer of the promissory note from the Company to the Creditors' Trust. The Company received $590,000 in May 1998 for the bonus pool from the proceeds received by the Creditors' Trust based on the cash received by the Creditors' Trust in excess of book value. The Board of Directors approved an aggregate bonus amount of $492,000 for the executive officers. Mr. Dryer was paid a success bonus on the transaction in the amount of $197,000 in May 1998. Mr. Kneafsey's success bonus in the amount of $295,000 was included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of June 30, 1998, and paid in February 1999. The remaining $98,000 of the revenue received from the Creditors' Trust was deferred as of June 30, 1998, pending shareholder approval of the directors' compensation plan discussed below.

o The Company sold its investment in Vistamar, Inc., a former real estate subsidiary incorporated in Puerto Rico, for $20,000 in April 1998. Upon receipt of the proceeds, Mr. Kneafsey and Mr. Dryer received $1,200 and $800, respectively, in accordance with their retention agreements.

STOCK OPTION PLAN

     The Retention Agreements also awarded stock options to Mr. Kneafsey and Mr. Dryer pursuant to the SHI Non-qualified Stock Option Agreements, included as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997. The plan according to the SHI Non-qualified Stock Option Agreements (the "Stock Option Plan") granted Mr. Kneafsey and Mr. Dryer options to purchase 271,250 and 163,000 shares, respectively, of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

     The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control (as defined) of the Company, the stock options shall be 100% vested. The stock options resulted in compensation expense of $17,000 and $10,000, with a corresponding increase in additional paid-in capital, for the years ended June 30, 1999 and 1998, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

     All of the Predecessor Company's stock plans or other retirement benefits for the officers were canceled during the nine months ended March 31, 1997, pursuant to the confirmation of the Joint Plan.

COMPENSATION OF DIRECTORS

     Directors of the Company receive annual compensation at the rate of $5,000 and fees of $1,000 for each directors' meeting attended. Additional compensation of the Board of Directors is summarized as follows:

     (1) Directors' Additional Compensation Plan. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"), as described in the SHI Proxy Statement dated November 5, 1998. The Directors' Additional Compensation Plan provides for a success incentive bonus contingent on the sale or liquidation of certain assets, which will pay a percentage of the deal value established by the Board of Directors or the appreciated value above the fair market value of the asset, which as a result of the fresh start adjustments is the same as book value as of March 31, 1997. In aggregate, the non-officer directors shall be paid a total of 2% of the gross appreciation value above book value or 2% of the deal value, upon the close of any such transaction. Such bonus provision shall be applied to the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust.

     During the year ended June 30, 1998, two transactions were closed that, upon shareholder approval of the Directors' Additional Compensation Plan, authorized success bonus payments to the non-officer directors, as follows:

o As discussed above, the Company received proceeds in May 1998 from the Creditors' Trust based on the cash received by the Creditors' Trust in excess of the book value upon the liquidation of a subordinated promissory note held in the Creditors' Trust. Pending shareholder approval, $98,000 of the revenue received from the Creditors' Trust was deferred and carried in accounts payable and accrued expenses as of June 30, 1998. Upon approval by the Shareholders, one director was paid in December 1998. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan defined below. The bonus payments not deferred or paid as of June 30, 1999, are included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet.

o The Company sold its investment in Vistamar, Inc., a former real estate subsidiary incorporated in Puerto Rico, for $20,000 in April 1998. Upon approval by the Shareholders, each non-officer director received $100.

     As discussed above, certain of the non-officer directors elected to defer payments due to them pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The SHI Deferred Compensation Plan Document is included as Exhibit 10.1 to this annual report on Form 10-K for the year ended June 30, 1999. The Deferred Compensation Plan allows the member of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $52,000, plus accrued interest, is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet as of June 30, 1999.

     (1) Non-qualified Stock Option Agreements. The Non-qualified Stock Option Agreements for the Board of Directors (the "Directors' Stock Option Plan") were approved by the shareholders of SHI (the "Shareholders") on December 16, 1998 (the "Date of Shareholder Approval"), and were included as exhibits to the quarterly report on Form 10-Q for the period ended March 31, 1999. The Directors' Stock Option Plan granted each of the five directors' the option to purchase 40,000 shares of the Company's common stock, with an effective date of December 1, 1997 (the "Date of Grant").

     The options granted under the Directors' Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Shareholder Approval was $0.84375. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested.

     All of the Predecessor Company's stock plans or other retirement benefits for the directors were canceled during the nine months ended March 31, 1997, pursuant to the confirmation of the Joint Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of September 10, 1999, the number of shares and percentages of SHI Common Stock owned beneficially by persons or groups, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, known to the Company to be the beneficial owners of more than 5 percent of the SHI Common Stock outstanding (see "Item 8. Financial Statements and Supplementary Data -- Stockholders' Equity").

                                                                          Amount and
                                                                          Nature of
                                                                          Beneficial    Percent of
    Title of Class                  Name of Beneficial Owner              Ownership       Class
-----------------------  ----------------------------------------------  ------------   ----------


SHI Common Stock         John P. Kneafsey (1)..........................  2,504,753(1)
                         c/o Pathfinder Advisory Services                                 41.7%
                         9515 Deereco Road, Suite 903
                         Timonium, Maryland 21093

                         Credit Suisse First Boston Corporation (2)....    910,509(2)     15.2%(2)
                         11 Madison Avenue
                         New York, New York 10010

------------
(1) Based on information set forth in the Schedule 13G filing dated August 26, 1998, by John P. Kneafsey, who is Chairman and Chief Executive Officer of SHI. According to the filing, John P. Kneafsey beneficially owns the securities reported herein. The amount and percent of class of securities owned was adjusted by Mr. Kneafsey to reflect securities owned as of September 10, 1999, including the November 5, 1998 transaction whereby Mr. Kneafsey paid the Company $2.2 million in exchange for 2 million shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. This transaction increased the number of outstanding shares of common stock to 6 million.

(2) Based on information set forth in the Schedule 13G filing dated February 23, 1998, by Credit Suisse First Boston, a registered bank in Zurich, Switzerland, acting solely on behalf of the Credit Suisse First Boston business unit. According to the filing, Credit Suisse First Boston Corporation directly beneficially owns the securities reported herein. The percent of class was adjusted due to the increase in the number of outstanding shares of common stock to 6 million, as discussed above.

     According to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of new common stock of Siena Holdings, Inc. were held in reserve for issuance as of March 31, 1997 and ultimately issued on November 12, 1997 by the stock transfer agent for distribution to the Class 3 unsecured creditors, pending finalization of all paperwork. As of November 12, 1997, the estimated Class 3 claims totaled $146.8 million. The composition of the Class 3 unsecured creditors includes claims relating to the holders of LFC senior convertible notes due 2003 (the "Bondholders") of $145.4 million and other unsecured claims of $1.4 million.

     As of June 30, 1999, the identities of all the Bondholders are not yet known, therefore, management of the Company is not aware of all persons or groups within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who would be a beneficial owner of more than 5 percent of SHI's outstanding Common Stock, except for those listed above. The process by the stock distribution agent has resulted in 3,986,720 shares of common stock actually distributed to former creditors through March 7, 1999. As of that date, there were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the

March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 to all allowed creditors that have received prior stock distributions.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The stock ownership by directors and executive officers of SHI as of September 10, 1999, is as follows:

                                                           Amount and
                                                           Nature of
                                                           Beneficial       Percent of
Title of Class          Name of Beneficial Owner           Ownership          Class
--------------       -------------------------------       ----------       ----------

SHI Common Stock     John P. Kneafsey...............       2,504,753           41.7%
                     W. Joseph Dryer................          33,000            0.6%
                     Eric M. Bodow..................              --             --
                     James D. Kemp..................              --             --
                     Matthew S. Metcalfe............           5,129            0.1%
                     Frank B. Ryan..................              --             --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors at its regularly scheduled quarterly meeting held in Wilmington, Delaware on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5,1998, Mr. Kneafsey paid the Company $2.2 million in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         (i) The following consolidated financial statements are included in
     Item 8.

                                                                                                           Pages
                                                                                                           -----
             Consolidated Balance Sheet--June 30, 1999 and 1998...........................................   22
             Statement of Consolidated Operations--Years Ended June 30, 1999 and 1998, Three
                Month Period Ended June 30, 1997, and Nine Month Period Ended March 31, 1997..............   23
             Statement of Consolidated Stockholders' Equity (Deficit)--Years Ended June 30, 1999 and
                1998, Three Month Period Ended June 30, 1997, and Nine Month Period Ended
                March 31, 1997............................................................................   24
            Statement of Consolidated Cash Flows--Years Ended June 30, 1999 and 1998, Three
                Month Period Ended June 30, 1997, and Nine Month Period Ended March 31, 1997..............   25
             Notes to Consolidated Financial Statements...................................................   27

        (ii) The following financial statement schedules are included in Item 8:

            Schedule I--Condensed Financial Information of Registrant.....................................   52
            Schedule III--Real Estate and Accumulated Depreciation........................................   55

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

     (b) Exhibits:

         Exhibit
         Number
         -------

         (10) Siena Holdings, Inc. Deferred Compensation Plan effective as of December 16, 1998.

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

                                                      SIENA HOLDINGS, INC.
                                                           Registrant



Date: September 27, 1999                            /s/ W.  JOSEPH DRYER
                                                  ----------------------------
                                                       W. Joseph Dryer
                                                  Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 27, 1999                             /s/ W. JOSEPH DRYER
                                                  ----------------------------
                                                         W. Joseph Dryer
                                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date: September 27, 1999                  By     /s/    JOHN P.  KNEAFSEY
                                                --------------------------------
                                                  (John P. Kneafsey, Chairman)



Date: September 27, 1999                  By     /s/     ERIC M. BODOW
                                                --------------------------------
                                                        (Eric M. Bodow)


Date: September 27, 1999                  By     /s/     JAMES D. KEMP
                                                --------------------------------
                                                        (James D. Kemp)


Date: September 27, 1999                  By     /s/  MATTHEW S. METCALFE
                                                --------------------------------
                                                     (Matthew S. Metcalfe)


Date: September 27, 1999                  By     /s/      FRANK RYAN
                                                --------------------------------
                                                         (Frank Ryan)

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------

       10 Siena Holdings, Inc. Deferred Compensation Plan effective as of December 16, 1998.

       11        Computation of Earnings (Loss) Per Share.

       21        List of subsidiaries of Registrant.

       27        Financial Data Schedules (submitted to the Securities and
                 Exchange Commission for its information).