Form 10-Q
period 1999-09-30
SIENA HOLDINGS INC
filed 1999-11-08
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 1999

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

5068 West Plano Parkway,  Suite 300,  Plano, Texas                 75093
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
                                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 1999 and June 30, 1999........................  2
         Statements of Consolidated Operations-Quarters Ended September 30, 1999 and 1998..........  3
         Statements of Consolidated Cash Flows - Quarters Ended September 30, 1999 and 1998........  4
         Notes to Consolidated Financial Statements................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations..................................................................... 11
         Liquidity and Capital Resources........................................................... 12

                                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................... 13

Item 3.  Defaults Upon Senior Securities........................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.......................................................... 13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                    September 30, 1999   June 30, 1999
                                                                    ------------------   -------------
                                                                        (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ......................................      $  4,016          $  4,111
    Receivables ....................................................           181               138
    Prepaid expenses ...............................................           113               117
                                                                          --------          --------
                                                                             4,310             4,366
                                                                          --------          --------
Long Term Investments:
    Investment in real estate ......................................         4,899             4,879
    Deferred tax assets - net ......................................         1,175             1,175
                                                                          --------          --------
                                                                             6,074             6,054
                                                                          --------          --------
         Total Assets ..............................................      $ 10,384          $ 10,420
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ..........................      $    147          $    230
Long Term Liabilities:
    Accrued medical insurance premiums .............................           633               649
    Deferred compensation and fees .................................            72                52
                                                                          --------          --------
                                                                               705               701
                                                                          --------          --------
                                                                               852               931
                                                                          --------          --------
Stockholders' Equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) ...........................            --                --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .......................           600               600
    Other paid-in capital ..........................................         8,912             8,894
    Accumulated earnings (deficit) .................................            20                (5)
                                                                          --------          --------
                                                                             9,532             9,489
                                                                          --------          --------
         Total Liabilities and Stockholders' Equity ................      $ 10,384          $ 10,420
                                                                          ========          ========


See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (IN THOUSANDS, EXCEPT NET EARNINGS PER SHARE AMOUNTS)


                                                       Quarter Ended    Quarter Ended
                                                       September 30,    September 30,
                                                           1999             1998
                                                       -------------    -------------
                                                                        (as restated)
Revenues:
   Commissions and fees ............................      $  103           $  131
   Interest ........................................          51               33
   Trust expense reimbursement .....................          63               87
   Other ...........................................           7                8
                                                          ------           ------
                                                             224              259
                                                          ------           ------
Expenses:
   Personnel .......................................          98              110
   Other operating .................................          87              113
                                                          ------           ------
                                                             185              223
                                                          ------           ------
Income from operations before federal income tax ...          39               36
Federal income tax expense .........................          14               13
                                                          ------           ------
Net income .........................................      $   25           $   23
                                                          ======           ======



Basic earnings per share:
   Net income ......................................      $ 0.00*          $ 0.01*

Average number of shares ...........................       6,000*           4,000*

Diluted earnings per share:
   Net income ......................................      $ 0.00*          $ 0.01*
Average number of shares ...........................       6,060*           4,066*


* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                                                    Quarter Ended     Quarter Ended
                                                                                    September 30,     September 30,
                                                                                        1999              1998
                                                                                    -------------     -------------
                                                                                                      (as restated)
Operating activities:
      Net income ................................................................      $    25           $    23
      Adjustments to reconcile net income to net cash used by operations:
         Federal income tax expense charged to additional paid-in capital due
            to the utilization of pre-reorganization tax attributes .............           14                13
         Compensation expense for stock options .................................            4                 4
         Increase in current accounts receivable and prepaid expenses ...........          (39)              (27)
         Decrease in current accounts payable and accrued expenses ..............          (83)              (29)
         Decrease in long term accrued medical insurance premiums ...............          (16)              (15)
         Increase in long term deferred compensation and fees ...................           20                --
                                                                                       -------           -------
               Net cash used by operating activities ............................          (75)              (31)
                                                                                       -------           -------

Investing activities:
      Increase in investment in real estate .....................................          (20)               (3)
                                                                                       -------           -------
                 Net cash used by investing activities ..........................          (20)               (3)
                                                                                       -------           -------

Financing activities:
      Stock offering expenses charged to additional paid-in capital .............           --               (90)
                                                                                       -------           -------
                 Net cash used by financing activities ..........................           --               (90)
                                                                                       -------           -------

Net decrease in cash and cash equivalents .......................................          (95)             (124)
Cash and cash equivalents at beginning of period ................................        4,111             2,475
                                                                                       -------           -------
Cash and cash equivalents at end of period ......................................      $ 4,016           $ 2,351
                                                                                       =======           =======

Cash payments for:
      Interest ..................................................................      $    --               $--
      Federal income tax ........................................................      $    --               $--

Non-cash transactions:
      Issuance of stock options .................................................      $     4           $     4


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc. Prior to October 1, 1996, SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp. As a result of the confirmation of LMUSA's Chapter 11 reorganization plan, the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997 (see "Note B -- Reorganization").

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

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

         The Company restated its unaudited quarterly consolidated financial statements for all quarters of fiscal year 1999. The restatements resulted from:
(1) a change to charge certain stock offering expenses against the gross proceeds of the offering in the first and second quarters; (2) the recognition of income from the proceeds received from the Creditors' Trust and a corresponding recognition of directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter; and, (3) the reversal of stock option expense in the second and third quarters for stock options granted to the directors' due to a change in the measurement date. The net effect of the restatement on the quarter ended September 30, 1998, is as follows:

                                                                Restatement
                                                As reported       effect      Restated
                                                -----------     -----------   --------
  Income (loss) before federal income tax....   $       (54)    $        90   $     36
  Federal income tax expense.................            --             (13)       (13)
  Net income (loss)..........................           (54)             77         23

NOTE B -- REORGANIZATION

         On October 10, 1995, LFC, two subsidiaries of LFC and LMUSA (collectively the "Debtor Corporations") filed separate voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The petitioning subsidiaries were Lomas Information Systems, Inc. ("LIS") and Lomas Administrative Services, Inc. ("LAS"). The Debtor Corporations filed two separate plans of reorganization with the Bankruptcy Court. An order confirming the second amended joint plan of reorganization filed on October 4, 1996 for LFC, LIS and LAS (the "Joint Debtors") and a stipulation and order among the Joint Debtors and the appointed statutory committee of unsecured creditors of LFC (the "LFC Creditors' Committee") regarding technical modifications to the plan of reorganization and confirmation order filed on January 27, 1997 together with the second amended joint plan of reorganization filed on July 3, 1996 are collectively referred to herein as the "Joint Plan". The Joint Plan was confirmed on October 4, 1996, but not effective until March 7, 1997, after certain conditions were either met or waived by the LFC Creditors' Committee. Refer to the Company's annual report on Form 10-K for the year ended June 30, 1999 for more information on the reorganization of the Company.

         The Joint Plan provided for a transfer by the Company of $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"). Subject to certain exceptions, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors Trust and former creditors.

         The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through June 30, 1999 is $23 million. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note C -- Creditors' Trust".

         As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have now been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 shares to all allowed creditors that have received prior stock distributions.

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

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE C -- CREDITORS' TRUST".

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

         The Company charged to the Creditors' Trust expenses of $63,000 and $87,000 for the quarters ended September 30, 1999 and 1998, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 1999.

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE B - REORGANIZATION".

NOTE D -- STOCKHOLDERS' EQUITY

         As of September 30, 1999 and June 30, 1999, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized, with 6,000,000 shares issued and outstanding. On November 12, 1997, pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that have now been resolved. The Company expects the stock distribution agent to redistribute by December 31, 1999, the total of 177,879 shares to all allowed creditors that have received prior stock distributions. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

         SHI and its subsidiaries reported a tax benefit of $14,000 and $13,000 as an increase to additional paid-in capital for the quarters ended September 30, 1999 and 1998, respectively, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

NOTE E -- DEFERRED TAX ASSETS

         SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of September 30 and June 30, 1999, respectively, subject to an offsetting valuation allowance of approximately $94 million and $94 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

         Due to the change in zoning received on certain tracts and improved market conditions, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of September 30, 1999.

NOTE F -- EARNINGS PER SHARE

         Earnings per common share for the quarters ended September 30, 1999 and 1998, were determined using the weighted average shares issued or reserved for issuance as of September 30, 1999 and 1998, respectively. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as exhibits to the Company's quarterly report on Form 10-Q as of December 31, 1997. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

NOTE G -- LEGAL PROCEEDINGS

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

         The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any are made, will have a material impact on the Company.

NOTE H -- INDUSTRY SEGMENT DATA OF OPERATIONS

          As of June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those of the Company . Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 1999, for more information.

          The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income. Segment data for the quarter ended September 30, 1998 has been restated to conform to the fiscal year 2000 presentation.

      The following table summarizes the Company's identifiable assets by segment as of September 30, 1999 and June 30, 1999 (in thousands):

                                                                           September 30,        June 30,
                                                                               1999               1999
                                                                           -------------        --------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation) ..................      $    769           $    717
     Real estate ......................................................         4,907              4,882
                                                                             --------           --------
                                                                                5,676              5,599
                                                                             --------           --------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) ...         4,138              4,231
        Deferred tax assets--net ......................................         1,175              1,175
        Elimination of intercompany receivables .......................          (605)              (585)
                                                                             --------           --------
Total assets per Consolidated Balance Sheet ...........................      $ 10,384           $ 10,420
                                                                             ========           ========


                          (continued on following page)

         The following table summarizes the Company's segment data of operations for the quarters ended September 30, 1999 and 1998 (in thousands):



                                                   Quarter Ended       Quarter Ended
                                                   September 30,       September 30,
                                                        1999               1998
                                                   ---------------    ---------------


Revenues:
   Assisted care management ....................   $           103    $           134
   Real estate .................................                 1                 --
                                                   ---------------    ---------------
                                                               104                134
                                                   ---------------    ---------------
   Reconciling items:
      Corporate interest income ................                51                 30
      Trust expense reimbursement ..............                63                 87
      Other corporate revenue ..................                 6                  8
                                                   ---------------    ---------------
                                                               120                125
                                                   ---------------    ---------------
Total revenues per Statement of Consolidated
   Operations ..................................   $           224    $           259
                                                   ===============    ===============


Operating income (loss):
   Assisted care management ....................   $            55    $            90
   Real estate .................................                (3)                (4)
                                                   ---------------    ---------------
                                                                52                 86
                                                   ---------------    ---------------
   Reconciling items:
      Corporate interest income ................                51                 30
      Trust expense reimbursement ..............                63                 87
      Unallocated corporate expenses ...........              (133)              (173)
      Other ....................................                 6                  6
                                                   ---------------    ---------------
                                                               (13)               (50)
                                                   ---------------    ---------------
Income from operations before federal
   income tax per Statement of Consolidated
   Operations ..................................   $            39    $            36
                                                   ===============    ===============


NOTE I -- SUBSEQUENT EVENTS

         On October 21, 1999, the Company's Board of Directors met and approved a proposed one for 100 reverse stock split to be immediately followed by a 100 for one forward stock split, pending stockholder consideration and approval. Each stockholder who would be entitled to less than one whole share as a result of the reverse stock split, if implemented, would be entitled to receive, upon surrender of such certificate or certificates, the cash value (as defined) of such fractional shares. The transaction will be detailed in the annual proxy to be mailed to all stockholders and voted on at the next annual meeting of the Company's stockholders. The Board of Directors, in its sole discretion, may abandon such proposed transactions without further action by the stockholders.

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

         The operating results of the Company during the quarters ended September 30, 1999 and 1998 were as follows (in thousands):


                                                 Quarter Ended     Quarter Ended
                                                 September 30,      September 30,
                                                     1999               1998
                                                ---------------    ---------------
                                                                    (as restated)
Operating income (loss):
  Assisted care management ..................   $            55    $            90
  Real estate ...............................                (3)                (4)
  Other .....................................               120                123
                                                ---------------    ---------------
                                                            172                209
Expenses:
  General and administrative ................              (133)              (173)
                                                ---------------    ---------------

Income before federal income tax expense ....                39                 36
Federal income tax expense ..................                14                 13
                                                ---------------    ---------------
    Net income ..............................   $            25    $            23
                                                ===============    ===============

         Assisted Care Management. The decrease in the profitability of the assisted care management operations of $35,000 for the quarter ended September 30, 1999 as compared to the same quarter in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, for more information on the Company's assisted care business and management contract. Management fee income was $28,000 lower in the in the first quarter of fiscal year 2000 as compared to fiscal year 1999, as a result of a decrease in occupancy at Treemont. This decrease was partially offset by a decrease of $12,000 in commission based personnel expense for a net decrease in operating income of $16,000. Additionally, the subsidiary reported an increase of approximately $15,000 in other operating expenses related to increased travel expense and certain computer related costs.

         In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any are made, will have a material impact on the Company.

         The Treemont management agreement is not shown as an asset on the balance sheet of the Reorganized Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

         Real Estate. The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The property consists of 179.4 acres (approximately 147.2 acres net of right-of-way and flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the recently constructed Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 36.5 net acres zoned multi-family, one tract of approximately 85.5 net acres zoned light industrial (formerly single-family) and two tracts of approximately 25.2 net acres zoned commercial. The City of Allen recently completed the construction of a city park off of Exchange Parkway near the multi-family tract.

         The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property. The Company has not entered into a contract with any of the third parties, however, based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

         The operating income loss for the first quarter in both fiscal year 2000 and fiscal year 1999 of $3,000 and $4,000, respectively, are consistent. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

         Other Operations. The Company reported other operating income of $120,000 and $123,000 for the quarters ended September 30, 1999 and 1998, respectively. This included an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $63,000 and $87,000 for the quarters ended September 30, 1999 and 1998, respectively. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2000 as the net assets of the Creditors' Trust are liquidated.

         Expenses. General and administrative expenses decreased from $173,000 for the first quarter in fiscal year 1999 to $133,000 for the same period in fiscal year 2000. The decrease is primarily attributable to: (1) reduction in corporate insurance expense of $12,000, (2) a decrease in directors' fees of $16,000 as a result of a fewer number of meetings, and (3) a decrease of $10,000 in travel expense.

         Due to the Company's lack of dependence on computer software, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's future operating results.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of September 30, 1999.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

         The assisted care facility management subsidiary, SHM, is a wholly-owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. In the fourth quarter of fiscal year 1998, the owners of Treemont contacted the Company's management and requested a legal review of the management agreement as they believed certain parts of the contract were illegal. The Company's position is that the agreement is substantially secured at this time by the Treemont property in Houston. The owners of Treemont have requested the Company consider possible changes to the contract. Management does not believe the changes, if any are made, will have a material impact on the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Refer to the Company's annual report on Form 10-K for the year ended June 30, 1999, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.


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


                                                  SIENA HOLDINGS, INC.
                                        ----------------------------------------
                                                     (Registrant)




Date:  November 8, 1999            By:          /s/ W. JOSEPH DRYER
                                       -----------------------------------------
                                                      President




Date:  November 8, 1999            By:          /s/ W. JOSEPH DRYER
                                      ------------------------------------------
                                             Principal Accounting Officer

                               INDEX TO EXHIBITS




   EXHIBIT
   NUMBER           DESCRIPTION
   -------          -----------

      (11)          Computation of Earnings (Loss) Per Share

      (27)          Financial Data Schedule (submitted to the Securities and
                    Exchange Commission for its information).