Form 10-Q
period 1999-12-31
SIENA HOLDINGS INC
filed 2000-02-01
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT TO 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  75-1043392
  -----------------------------------                 ---------------
    (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                  identification no.)

5068 West Plano Parkway, Suite 300, Plano, Texas          75093
--------------------------------------------------       --------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of January 27, 2000: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES


                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                             PAGE
                                                                             ----
                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- December 31, 1999 and June 30, 1999...2
         Statements of Consolidated Operations -- Quarters and Six Months
          Ended December 31, 1999 and 1998....................................3
         Statements of Consolidated Cash Flows -- Six Months
          Ended December 31, 1999 and 1998....................................4
         Notes to Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations...............................................12
         Liquidity and Capital Resources.....................................14

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 3.  Defaults Upon Senior Securities.....................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                     December 31, 1999          June 30, 1999
                                                                     ------------------     ------------------
                                                                         (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ..................................     $            3,999     $            4,111
    Receivables ................................................                    228                    138
    Prepaid expenses ...........................................                     86                    117
                                                                     ------------------     ------------------
                                                                                  4,313                  4,366
                                                                     ------------------     ------------------
Long Term Investments:
    Investment in real estate ..................................                  4,918                  4,879
    Deferred tax assets - net ..................................                  1,175                  1,175
                                                                     ------------------     ------------------
                                                                                  6,093                  6,054
                                                                     ------------------     ------------------
         Total Assets ..........................................     $           10,406     $           10,420
                                                                     ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................     $              163     $              230
Long Term Liabilities:
    Accrued medical insurance premiums .........................                    618                    649
    Deferred compensation and fees .............................                     77                     52
                                                                     ------------------     ------------------
                                                                                    695                    701
                                                                     ------------------     ------------------
                                                                                    858                    931
                                                                     ------------------     ------------------
Stockholders' Equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................                   --                     --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................                    600                    600
    Other paid-in capital ......................................                  8,920                  8,894
    Accumulated earnings (deficit) .............................                     28                     (5)
                                                                     ------------------     ------------------
                                                                                  9,548                  9,489
                                                                     ------------------     ------------------
         Total Liabilities and Stockholders' Equity ............     $           10,406     $           10,420
                                                                     ==================     ==================

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (IN THOUSANDS, EXCEPT NET EARNINGS PER SHARE AMOUNTS)


                                                 Quarter Ended                Six Months Ended
                                                  December 31                   December 31
                                          --------------------------      --------------------------
                                             1999           1998             1999            1998
                                          ----------      ----------      ----------      ----------
                                                        (as restated)                    (as restated)

Revenues:
   Commissions and fees .............     $      107      $      148      $      210      $      279
   Interest .........................             50              44             101              77
   Trust expense reimbursement ......             65             154             128             241
   Other ............................              1            --                 8               8
                                          ----------      ----------      ----------      ----------
                                                 223             346             447             605
                                          ----------      ----------      ----------      ----------
Expenses:
   Personnel ........................            101             114             199             224
   Other operating ..................            110             184             197             297
                                          ----------      ----------      ----------      ----------
                                                 211             298             396             521
                                          ----------      ----------      ----------      ----------
Income from operations before federal
     income tax .....................             12              48              51              84
Federal income tax expense ..........              4              17              18              30
                                          ----------      ----------      ----------      ----------
Net income ..........................     $        8      $       31      $       33      $       54
                                          ==========      ==========      ==========      ==========

Basic earnings per share:
   Net income .......................     $     0.00*     $     0.01*     $     0.01*     $     0.01*

Average number of shares ............          6,000*          5,239*          6,000*          4,620*

Diluted earnings per share:
   Net income .......................     $     0.00*     $     0.01*     $     0.01*     $     0.01*
Average number of shares ............          6,123*          5,239*          6,092*          4,620*

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                    Six Months      Six Months
                                                                                       Ended           Ended
                                                                                    December 31,    December 31,
                                                                                        1999            1998
                                                                                     ----------      ----------
                                                                                                    (as restated)
Operating activities:
      Net income ................................................................    $       33      $       54
      Adjustments to reconcile net income to net cash used by operating activities:
         Federal income tax expense charged to additional paid-in capital due
            to the utilization of pre-reorganization tax attributes .............            18               3
         Compensation expense for stock options .................................             8               8
         Increase in current accounts receivable and prepaid expenses ...........           (59)           (266)
         Decrease in current accounts payable and accrued expenses ..............           (67)            (31)
         Decrease in long term accrued medical insurance premiums ...............           (31)            (31)
         Increase in long term deferred compensation and fees ...................            25            --
                                                                                     ----------      ----------
               Net cash used by operating activities ............................           (73)           (236)
                                                                                     ----------      ----------

Investing activities:
      Increase in investment in real estate .....................................           (39)            (34)
                                                                                     ----------      ----------
                 Net cash used by investing activities ..........................           (39)            (34)
                                                                                     ----------      ----------

Financing activities:
      Issuance of common stock -- net ...........................................          --             2,102
                                                                                     ----------      ----------
                 Net cash provided by financing activities ......................          --             2,102
                                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents ............................          (112)          1,832
Cash and cash equivalents at beginning of period ................................         4,111           2,475
                                                                                     ----------      ----------
Cash and cash equivalents at end of period ......................................    $    3,999      $    4,307
                                                                                     ==========      ==========
Cash payments for:
      Interest ..................................................................    $     --        $     --
      Federal income tax.........................................................    $     --        $     --

Non-cash transactions:
      Issuance of stock options .................................................    $        8      $        8

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999


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

     The Company restated its unaudited quarterly consolidated financial statements for all quarters of fiscal year 1999. The restatements resulted from:
(1) a change to charge certain stock offering expenses against the gross proceeds of the offering in the first and second quarters; (2) the recognition of income from the proceeds received from the Creditors' Trust and a corresponding recognition of directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter; and, (3) the reversal of stock option expense in the second and third quarters for stock options granted to the directors' due to a change in the measurement date. The net effect of the restatement on the quarter and six months ended December 31, 1998, is as follows:

                                               Quarter Ended December 31, 1998       Six Months Ended December 31, 1998
                                            --------------------------------------  ------------------------------------
                                                          Restatement                            Restatement
                                            As reported      effect     Restated    As reported    effect      Restated
                                            -----------   -----------  -----------  -----------  -----------  -----------
  Income (loss) before federal income tax..$         32    $       16  $        48  $       (22) $       106  $        84
  Federal income tax expense...............          --           (17)         (17)          --          (30)         (30)
  Net income (loss)........................          32            (1)          31          (22)          76           54

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

     The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through December 31, 1999 is $23 million. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note C -- Creditors' Trust".

     As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that were later resolved. The stock distribution agent distributed in the second quarter of fiscal year 2000 the final 177,879 shares to all allowed creditors that had received prior stock distributions.

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

NOTE C -- CREDITORS' TRUST

     The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any, from the LFC/LMUSA Litigation Trust and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

     There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

     The Company charged to the Creditors' Trust expenses of $65,000 and $128,000 for the quarter and six months ended December 31, 1999, respectively, and $154,000 and $241,000 for the quarter and six months ended December 31, 1998, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The charges for fiscal year 1999 included $98,000 for directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter of fiscal year 1999. The remaining expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2000.

     As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that were later resolved. The stock distribution agent distributed in the second quarter of fiscal year 2000 the final 177,879 shares to all allowed creditors that had received prior stock distributions.

     THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE B - REORGANIZATION".

NOTE D -- STOCKHOLDERS' EQUITY

     As of December 31, 1999 and June 30, 1999, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized, with 6,000,000 shares issued and outstanding. On November 12, 1997, pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that were later resolved. The stock distribution agent distributed in the second quarter of fiscal year 2000 the final 177,879 shares to all allowed creditors that had received prior stock distributions. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

     In the first quarter of fiscal year 1999, recognizing the need of the Company for additional working capital, the Chairman of the Company offered to make a cash investment for a certain number of shares of the Company's common stock. This offer was considered and accepted by the Company's Board of Directors on September 23, 1998. The Chairman did not participate in the vote of the Board accepting this offer. On November 5, 1998, the Company received

$2.102 million, net of stock offering expenses of $98,000, in exchange for 2 million shares of the Company's common stock. This transaction increased the number of outstanding shares of common stock to 6 million.

     SHI and its subsidiaries reported a tax benefit of $4,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively, and $17,000 and $30,000 for the quarter and six months ended December 31, 1998, respectively, as an increase to additional paid-in capital resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

     At the annual meeting on December 13, 1999, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "1-for-100 Reverse Split"), and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 1999, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated November 1, 1999. The Board is authorized, in its sole discretion, to effect the Reverse Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Split will result in a reduction in the Company's administrative expenses; (d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and
(f) other relevant factors.

     Consummation of the proposed Reverse Stock Split/Forward Stock Split will not change the number of shares of Common Stock authorized by the Company's certificate of incorporation, which will remain at 15 million shares. The Board, in its sole discretion, may abandon the proposed stock splits at any time before the Effective Date without further action by the Stockholders. If the Board determines to consummate a Reverse Stock Split/Forward Stock Split, the Company will publicly announce the determination at least 10 days prior to the Effective Date.

NOTE E -- DEFERRED TAX ASSETS

     SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of December 31 and June 30, 1999, respectively, subject to an offsetting valuation allowance of approximately $94 million and $94 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

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

     The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including exclusive negotiations on one parcel of the multi-family property. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of December 31, 1999.

NOTE F -- EARNINGS PER SHARE

     Earnings per common share for the quarters and six months ended December 31, 1999 and 1998, were determined using the weighted average shares issued or reserved for issuance as of December 31, 1999 and 1998, respectively. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as exhibits to the Company's quarterly report on Form 10-Q as of December 31, 1997. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

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

     The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income. Segment data for the quarter and six months ended December 31, 1998 have been restated to conform to the fiscal year 2000 presentation.

     The following table summarizes the Company's identifiable assets by segment as of December 31 and June 30, 1999 (in thousands):

                                                                        December 31, 1999          June 30, 1999
                                                                        ------------------      ------------------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation) ..............     $              847      $              717
     Real estate ..................................................                  4,919                   4,882
                                                                        ------------------      ------------------
                                                                                     5,766                   5,599
                                                                        ------------------      ------------------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation)                  4,115                   4,231
        Deferred tax assets--net ..................................                  1,175                   1,175
        Elimination of intercompany receivables ...................                   (650)                   (585)
                                                                        ------------------      ------------------
Total assets per Consolidated Balance Sheet .......................     $           10,406      $           10,420
                                                                        ==================      ==================

                          (continued on following page)

     The following table summarizes the Company's segment data of operations for the quarters and six months ended December 31, 1999 and 1998 (in thousands):

                                                  Quarter Ended                     Six Months Ended
                                                   December 31                         December 31
                                          ------------------------------      ------------------------------
                                              1999              1998             1999               1998
                                          ------------      ------------      ------------      ------------
                                                           (as restated)                       (as restated)
Revenues:
   Assisted care management ..........    $        107      $        152      $        210      $        286
   Real estate .......................               1                --                 2                --
                                          ------------      ------------      ------------      ------------
                                                   108               152               212               286
                                          ------------      ------------      ------------      ------------
   Reconciling items:
      Corporate interest income ......              50                40               101                70
      Trust expense reimbursement ....              65               154               128               241
      Other corporate revenue ........              --                --                 6                 8
                                          ------------      ------------      ------------      ------------
                                                   115               194               235               319
                                          ------------      ------------      ------------      ------------
Total revenues per Statement of
   Consolidated Operations ...........    $        223      $        346      $        447      $        605
                                          ============      ============      ============      ============
Operating income (loss):
   Assisted care management ..........    $         64      $        102      $        119      $        192
   Real estate .......................              (7)               (5)              (10)               (9)
                                          ------------      ------------      ------------      ------------
                                                    57                97               109               183
                                          ------------      ------------      ------------      ------------
   Reconciling items:
      Corporate interest income ......              50                40               101                70
      Trust expense reimbursement ....              65               154               128               241
      Unallocated corporate expenses..            (160)             (243)             (294)             (416)
      Other ..........................              --                --                 7                 6
                                          ------------      ------------      ------------      ------------
                                                   (45)              (49)              (58)              (99)
                                          ------------      ------------      ------------      ------------
Income from operations before federal
   income tax per Statement of
   Consolidated Operations ...........    $         12      $         48      $         51      $         84
                                          ============      ============      ============      ============

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

     The operating results of the Company during the quarters and six months ended December 31, 1999 and 1998 were as follows (in thousands):

                                                     Quarter Ended                   Six Months Ended
                                                      December 31                       December 31
                                              ---------------------------       ---------------------------
                                                  1999            1998              1999            1998
                                              ---------------------------       ---------------------------
                                                            (as restated)                      (as restated)
Operating income (loss):
   Assisted care management ..............    $       64       $      102       $      119       $      192
   Real estate ...........................            (7)              (5)             (10)              (9)
                                              ----------       ----------       ----------       ----------
                                                      57               97              109              183
                                              ----------       ----------       ----------       ----------
Other income and expenses:
   Interest income .......................            50               40              101               70
   Trust expense reimbursement income ....            65              154              128              241
   Unallocated corporate expenses ........          (160)            (243)            (294)            (416)
   Other .................................            --               --                7                6
                                              ----------       ----------       ----------       ----------
                                                     (45)             (49)             (58)             (99)
                                              ----------       ----------       ----------       ----------

Income before federal income tax expense..            12               48               51               84
Federal income tax expense ...............             4               17               18               30
                                              ----------       ----------       ----------       ----------
      Net income .........................    $        8       $       31       $       33       $       54
                                              ==========       ==========       ==========       ==========

     Assisted Care Management. The decrease in the profitability of the assisted care management operations of $38,000 and $73,000 for the quarter and six months ended December 31, 1999, as compared to the same periods in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, for more information on the Company's assisted care business and management contract. The decrease in management fee income is a result of a decrease in occupancy at Treemont, from an approximate 95% capacity in the prior period to an approximate 90% current capacity, with primarily fixed expenses.

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

     The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including exclusive negotiations on one parcel of the multi-family property. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount.

     The operating loss for the quarter and six months ended December 31, 1999 are consistent with the same periods in fiscal year 1999. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

     Other Income and Expenses. The Company reported corporate interest income of $50,000 and $101,000 for the quarter and six months ended December 31, 1999, respectively, as compared to $40,000 and $70,000 for the quarter and six months ended December 31, 1998, respectively. The increase is due to a decision by management to maintain a larger cash balance at the parent company and the $2.2 million increase in cash as a result of the issuance of additional common stock on November 5, 1998.

     The Company received income from the Creditors' Trust of $65,000 and $128,000 for the quarter and six months ended December 31, 1999, respectively, and $154,000 and $241,000 for the quarter and six months ended December 31, 1998, respectively. The prior year periods included the recognition of $98,000 income received from the Creditors' Trust related to the Director's Additional Compensation Plan approved by the shareholders in the second quarter of fiscal year 1999. The remaining income consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2000 as the net assets of the Creditors' Trust are liquidated.

     Unallocated corporate expenses decreased from $243,000 and $416,000 for the quarter and six months ended December 31, 1998, respectively, to $160,000 and $294,000 for the quarter and six months ended December 31, 1999, respectively. The decrease is primarily attributable to the recognition of $98,000 in directors' additional compensation expense in the second quarter of fiscal year 1999 as a result of the approval by the shareholders of the Directors' Additional Compensation Plan. Other significant variances from prior periods include: (1) a reduction in amortization of corporate insurance of $6,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively,
(2) a decrease in directors' fees of $15,000 as a result of a fewer number of meetings for the six months ended December 31, 1999, and (3) an increase in professional fees of $18,000 and $20,000 for the quarter and six months ended December 31, 1999, respectively. No additional costs were incurred by the Company in addressing the Year 2000 issue.

         At the annual meeting on December 13, 1999, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "1-for-100 Reverse Split"), and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 1999, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated November 1, 1999. The Board is authorized, in its sole discretion, to effect the Reverse Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Split will result in a reduction in the Company's administrative expenses; (d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and
(f) other relevant factors.

            Consummation of the proposed Reverse Stock Split/Forward Stock Split will not change the number of shares of Common Stock authorized by the Company's certificate of incorporation, which will remain at 15 million shares. The Board, in its sole discretion, may abandon the proposed stock splits at any time before the Effective Date without further action by the Stockholders. If the Board determines to consummate a Reverse Stock Split/Forward Split, the Company will publicly announce the determination at least 10 days prior to the Effective Date.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 1999.


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


                                                   SIENA HOLDINGS, INC.
                                             ----------------------------------
                                                      (Registrant)




Date: January 31, 2000                   By:  /s/  W. JOSEPH DRYER
                                             -----------------------------------
                                                      President




Date: January 31, 2000                   By:  /s/  W. JOSEPH DRYER
                                            ------------------------------------
                                               Principal Accounting Officer

                                INDEX TO EXHIBITS


                  Exhibit
                  Number           Description
                  ------           -----------

                  (11)     Computation of Earnings (Loss) Per Share

                  (27) Financial Data Schedule (submitted to the Securities and Exchange Commission for its information).