Form 10-Q
period 2000-03-31
SIENA HOLDINGS INC
filed 2000-05-09
CIK 60150

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of April 27, 2000: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES


                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
                                    PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - March 31, 2000 and June 30, 1999 ................................    2
        Statements of Consolidated Operations-Quarters and Nine Months Ended March 31, 2000 and 1999...    3
        Statements of Consolidated Cash Flows - Nine Months Ended March 31, 2000 and 1999 .............    4
        Notes to Consolidated Financial Statements ....................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations .........................................................................   12
        Liquidity and Capital Resources ...............................................................   14

                                    PART II -- OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................   14

Item 3.  Defaults Upon Senior Securities ..............................................................   15

Item 6.  Exhibits and Reports on Form 8-K .............................................................   15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                         March 31, 2000  June 30, 1999
                                                                         --------------  -------------
                                                                           (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ........................................   $       4,148   $       4,111
    Receivables ......................................................              90             138
    Prepaid expenses .................................................              57             117
                                                                         -------------   -------------
                                                                                 4,295           4,366
                                                                         -------------   -------------
Long Term Investments:
    Investment in real estate ........................................           4,930           4,879
    Deferred tax assets - net ........................................           1,175           1,175
                                                                         -------------   -------------
                                                                                 6,105           6,054
                                                                         -------------   -------------
         Total Assets ................................................   $      10,400   $      10,420
                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ............................   $         157   $         230
Long Term Liabilities:
    Accrued medical insurance premiums ...............................             604             649
    Deferred compensation and fees ...................................              82              52
                                                                         -------------   -------------
                                                                                   686             701
                                                                         -------------   -------------
                                                                                   843             931
                                                                         -------------   -------------
Stockholders' Equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .............................              --              --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .........................             600             600
    Other paid-in capital ............................................           8,926           8,894
    Accumulated earnings (deficit) ...................................              31              (5)
                                                                         -------------   -------------
                                                                                 9,557           9,489
                                                                         -------------   -------------
         Total Liabilities and Stockholders' Equity ..................   $      10,400   $      10,420
                                                                         =============   =============


See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (IN THOUSANDS, EXCEPT NET EARNINGS PER SHARE AMOUNTS)

                                                        Quarter Ended                    Nine Months Ended
                                                           March 31                          March 31
                                                ------------------------------    ------------------------------
                                                    2000              1999             2000             1999
                                                -------------    -------------    -------------    -------------
                                                                 (as restated)                     (as restated)
Revenues:
   Commissions and fees .....................   $          90    $         116    $         300    $         395
   Interest .................................              53               46              154              123
   Trust expense reimbursement ..............              51               43              179              284
   Other ....................................              --                1                8                9
                                                -------------    -------------    -------------    -------------
                                                          194              206              641              811
                                                -------------    -------------    -------------    -------------
Expenses:
   Personnel ................................              94              109              293              333
   Other operating ..........................              95               93              292              390
                                                -------------    -------------    -------------    -------------
                                                          189              202              585              723
                                                -------------    -------------    -------------    -------------
Income from operations before federal
     income tax .............................               5                4               56               88
Federal income tax expense ..................               2                1               20               31
                                                -------------    -------------    -------------    -------------
Net income ..................................   $           3    $           3    $          36    $          57
                                                =============    =============    =============    =============

Basic earnings per share:
   Net income ...............................   $        0.00*   $        0.00*   $        0.01*   $        0.01*

Average number of shares ....................           6,000*           6,000*           6,000*           5,073*

Diluted earnings per share:
   Net income ...............................   $        0.00*   $        0.00*   $        0.01*   $        0.01*
Average number of shares ....................           6,118*           6,016*           6,100*           5,099*


* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                        Nine Months      Nine Months
                                                                                           Ended            Ended
                                                                                       March 31, 2000   March 31, 1999
                                                                                       --------------   --------------
                                                                                                          (as restated)
Operating activities:
      Net income ...............................................................         $         36    $          57
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Federal income tax expense charged to additional paid-in capital due
            to the utilization of pre-reorganization tax attributes .................              20               31
         Compensation expense for stock options .....................................              12               12
         (Increase) decrease in current accounts receivable and prepaid
            expenses ................................................................             108              (81)
         Decrease in current accounts payable and accrued expenses ..................             (73)            (313)
         Decrease in long term accrued medical insurance premiums ...................             (45)             (47)
         Increase in long term deferred compensation and fees .......................              30               --
                                                                                        -------------    -------------
                 Net cash provided (used) by operating activities ...................              88             (341)
                                                                                        -------------    -------------


Investing activities:
      Increase in investment in real estate .........................................             (51)             (70)
                                                                                        -------------    -------------
                 Net cash used by investing activities ..............................             (51)             (70)
                                                                                        -------------    -------------

Financing activities:
      Issuance of common stock-- net ................................................              --            2,102
                                                                                        -------------    -------------
                 Net cash provided by financing activities ..........................              --            2,102
                                                                                        -------------    -------------

Net increase in cash and cash equivalents ...........................................              37            1,691
Cash and cash equivalents at beginning of period ....................................           4,111            2,475
                                                                                        -------------    -------------
Cash and cash equivalents at end of period ..........................................   $       4,148    $       4,166
                                                                                        =============    =============

Cash payments for:
      Interest ......................................................................   $          --    $          --
      Federal income tax ............................................................   $          --    $          --

Non-cash transactions:
      Issuance of stock options .....................................................   $          12    $          12


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000


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

         The Company restated its unaudited quarterly consolidated financial statements for all quarters of fiscal year 1999. The restatements resulted from:
(1) a change to charge certain stock offering expenses against the gross proceeds of the offering in the first and second quarters; (2) the recognition of income from the proceeds received from the Creditors' Trust and a corresponding recognition of directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter; and, (3) the reversal of stock option expense in the second and third quarters for stock options granted to the directors' due to a change in the measurement date. The net effect of the restatement on the quarter and nine months ended March 31, 1999, is as follows:

                                                 Quarter Ended March 31, 1999            Nine Months Ended March 31, 1999
                                            ---------------------------------------   ---------------------------------------
                                                          Restatement                               Restatement
                                            As reported      effect       Restated    As reported     effect       Restated
                                            -----------   -----------    ----------   -----------   -----------    ----------
Income (loss) before federal income tax ..   $        2   $        2     $       4    $      (20)   $      108    $       88
Federal income tax expense ...............           --           (1)           (1)           --           (31)          (31)
Net income (loss) ........................            2            1             3           (20)           77            57

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

         The Joint Plan provided for a transfer by the Company of $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"). Subject to certain exceptions, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. In March 2000, the LFC Creditors' Trust received $7.1 million of net proceeds from the LFC/LMUSA Litigation Trust resulting from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any additional proceeds which will benefit the Creditors Trust and former creditors.

         The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. A cash distribution in the amount of $8.1 million was made on April 24, 2000, bringing the total of cash distributions through April 24, 2000 to $31.1 million. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the Litigation Trust. See "Note C -- Creditors' Trust".

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

         In March 2000, the Creditors' Trust received $7.1 million of net proceeds from the LFC/LMUSA Litigation Trust resulting from litigation. Another cash distribution in the amount of $8.1 million was made on April 24, 2000, bringing the total of cash distributions through April 24, 2000 to $31.1 million. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any additional proceeds which will benefit the Creditors' Trust and former creditors.

         The Company charged to the Creditors' Trust expenses of $51,000 and $179,000 for the quarter and nine months ended March 31, 2000, respectively, and $43,000 and $284,000 for the quarter and nine months ended March 31, 1999, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The charges for fiscal year 1999 included $98,000 for directors' additional compensation expense as a result of the approval by the shareholders of the Directors' Additional Compensation Plan in the second quarter of fiscal year 1999. The remaining expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease as the remaining net assets of the Creditors' Trust are liquidated and distributed.

         THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE B - REORGANIZATION".

NOTE D -- STOCKHOLDERS' EQUITY

         As of March 31, 2000 and June 30, 1999, the Company had 15,000,000 shares of $.10 par value common stock (the "Reorganized Common Stock") authorized, with 6,000,000 shares issued and outstanding. On November 12, 1997, pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,986,720 shares of the new common stock to former creditors. There were 13,280 shares of common stock issued but not delivered related to bonds not exchanged for stock by the March 7, 1999 deadline and 164,599 shares of common stock held for disputed claims that were later resolved. The stock distribution agent distributed in the second quarter of fiscal year 2000 the final 177,879 shares to all allowed creditors that had received prior stock distributions. The Reorganized Common Stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

         SHI and its subsidiaries reported a tax benefit of $2,000 and $20,000 for the quarter and nine months ended March 31, 2000, respectively, and $1,000 and $31,000 for the quarter and nine months ended March 31, 1999, respectively, as an increase to additional paid-in capital resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

         At the annual meeting on December 13, 1999, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and
(b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 1999, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated November 1, 1999. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses;
(d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and (f) other relevant factors.

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

NOTE E -- DEFERRED TAX ASSETS

         SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of March 31, 2000 and June 30, 1999, respectively, subject to an offsetting valuation allowance of approximately $94 million and $94 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

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

         The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including exclusive negotiations on one parcel of the multi-family property. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

         Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of March 31, 2000.

NOTE F -- EARNINGS PER SHARE

         Earnings per common share for the quarters and nine months ended March 31, 2000 and 1999, were determined using the weighted average shares issued or reserved for issuance as of March 31, 2000 and 1999, respectively. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"), included as exhibits to the Company's quarterly report on Form 10-Q as of December 31, 1997. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

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

         In December 1997, the Company received a letter from the attorney of one of the insurance companies that carried the former directors and officers insurance coverage, stating that there was a $1.0 million per claim retention which must be exhausted before the insurance company was implicated. Management did not believe that the Company was responsible for this retention amount as a result of the Joint Plan. During the quarter ended March 31, 2000, a settlement was consummated in this case with no liability to the Company. The Company also obtained a release from all parties involved against any further liability.

         On September 25, 1998, the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA Litigation Trust's lawsuit against certain former officers and directors of Lomas Financial Corporation and subsidiaries. The counterclaim sought joint and several liability. The Company responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. During the quarter ended March 31, 2000, a settlement was consummated in this case with no liability to the Company. The Company also obtained a release from all parties involved against any further liability.

NOTE H -- INDUSTRY SEGMENT DATA OF OPERATIONS

         As of June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those of the Company. Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 1999, for more information.

     The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income. Segment data for the quarter and nine months ended March 31, 1999 have been restated to conform to the fiscal year 2000 presentation.

      The following table summarizes the Company's identifiable assets by segment as of March 31, 2000 and June 30, 1999 (in thousands):


                                                                        March 31, 2000    June 30, 1999
                                                                        --------------    -------------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation) .................   $         239    $         717
     Real estate .....................................................           4,931            4,882
                                                                         -------------    -------------
                                                                                 5,170            5,599
                                                                         -------------    -------------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) ..           4,256            4,231
        Deferred tax assets--net .....................................           1,175            1,175
        Elimination of intercompany receivables ......................            (201)            (585)
                                                                         -------------    -------------
Total assets per Consolidated Balance Sheet ..........................   $      10,400    $      10,420
                                                                         =============    =============



                          (continued on following page)

         The following table summarizes the Company's segment data of operations for the quarters and nine months ended March 31, 2000 and 1999 (in thousands):

                                                           Quarter Ended             Nine Months Ended
                                                             March 31                    March 31
                                                     ------------------------    ------------------------
                                                        2000          1999          2000           1999
                                                     ----------    ----------    ----------    ----------
                                                                 (as restated)               (as restated)
Revenues:
   Assisted care management ......................   $       90    $      122    $      300    $      408
   Real estate ...................................           --            --             2            --
                                                     ----------    ----------    ----------    ----------
                                                             90           122           302           408
                                                     ----------    ----------    ----------    ----------
   Reconciling items:
      Corporate interest income ..................           53            40           154           110
      Trust expense reimbursement ................           51            43           179           284
      Other corporate revenue ....................           --             1             6             9
                                                     ----------    ----------    ----------    ----------
                                                            104            84           339           403
                                                     ----------    ----------    ----------    ----------
Total revenues per Statement of
   Consolidated Operations .......................   $      194    $      206    $      641    $      811
                                                     ==========    ==========    ==========    ==========

Operating income (loss):
   Assisted care management ......................   $       54    $       78    $      173    $      270
   Real estate ...................................           (2)           (4)          (12)          (13)
                                                     ----------    ----------    ----------    ----------
                                                             52            74           161           257
                                                     ----------    ----------    ----------    ----------
   Reconciling items:
      Corporate interest income ..................           53            40           154           110
      Trust expense reimbursement ................           51            43           179           284
      Unallocated corporate expenses .............         (151)         (153)         (445)         (569)
      Other ......................................           --            --             7             6
                                                     ----------    ----------    ----------    ----------
                                                            (47)          (70)         (105)         (169)
                                                     ----------    ----------    ----------    ----------
Income from operations before federal
   income tax per Statement of
   Consolidated Operations .......................   $        5    $        4    $       56    $       88
                                                     ==========    ==========    ==========    ==========

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

          The operating results of the Company during the quarters and nine months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                             Quarter Ended                   Nine Months Ended
                                                                March 31                         March 31
                                                     ------------------------------    ------------------------------
                                                          2000             1999             2000             1999
                                                     -------------    -------------    -------------    -------------
                                                                      (as restated)                     (as restated)
Operating income (loss):
   Assisted care management ......................   $          54    $          78    $         173    $         270
   Real estate ...................................              (2)              (4)             (12)             (13)
                                                     -------------    -------------    -------------    -------------
                                                                52               74              161              257
                                                     -------------    -------------    -------------    -------------
Other income and expenses:
    Interest income ..............................              53               40              154              110
    Trust expense reimbursement income ...........              51               43              179              284
   Unallocated corporate expenses ................            (151)            (153)            (445)            (569)
   Other .........................................              --               --                7                6
                                                     -------------    -------------    -------------    -------------
                                                               (47)             (70)            (105)            (169)
                                                     -------------    -------------    -------------    -------------

Income before federal income tax expense .........               5                4               56               88
Federal income tax expense .......................               2                1               20               31
                                                     -------------    -------------    -------------    -------------
      Net income .................................   $           3    $           3    $          36    $          57
                                                     =============    =============    =============    =============


         Assisted Care Management. The decrease in the profitability of the assisted care management operations from $78,000 and $270,000 for the quarter and nine months ended March 31, 1999, to $54,000 and $173,000 for the quarter and nine months ended March 31, 2000, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, for more information on the Company's assisted care business and management contract. The decrease in management fee income is a result of a decrease in occupancy at Treemont, from an approximate 95% capacity in the prior period to an approximate 90% current capacity, with primarily fixed expenses.

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

         The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. The Company has reviewed the real estate interests held and has continued to market the property zoned for multi-family use, approximately 36.5 net acres, and has begun to market the light industrial property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years. During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including exclusive negotiations on one parcel of the multi-family property. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

         The operating loss for the quarter and nine months ended March 31, 2000 are consistent with the same periods in fiscal year 1999. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

         Other Income and Expenses. The Company reported corporate interest income of $53,000 and $154,000 for the quarter and nine months ended March 31, 2000, respectively, as compared to $40,000 and $110,000 for the quarter and nine months ended March 31, 1999, respectively. The increase is due to a decision by management to maintain a larger cash balance at the parent company and the $2.2 million increase in cash as a result of the issuance of additional common stock on November 5, 1998.

         The Company received income from the Creditors' Trust of $51,000 and $179,000 for the quarter and nine months ended March 31, 2000, respectively, and $43,000 and $284,000 for the quarter and nine months ended March 31, 1999, respectively. The prior year periods included the recognition of $98,000 income received from the Creditors' Trust related to the Director's Additional Compensation Plan approved by the shareholders in the second quarter of fiscal year 1999. The remaining income consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2000 as the remaining net assets of the Creditors' Trust are liquidated and distributed.

         Unallocated corporate expenses were reported as $151,000 and $445,000 for the quarter and nine months ended March 31, 2000, respectively, as compared to $153,000 and $569,000 for the quarter and nine months ended March 31, 1999, respectively. The decrease in the expense for the nine month period is primarily attributable to the recognition of

$98,000 in directors' additional compensation expense in the second quarter of fiscal year 1999 as a result of the approval by the shareholders of the Directors' Additional Compensation Plan.

         At the annual meeting on December 13, 1999, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and
(b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Stock Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 1999, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated November 1, 1999. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses;
(d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and (f) other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 2000.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

         In December 1997, the Company received a letter from the attorney of one of the insurance companies that carried the former directors and officers insurance coverage, stating that there was a $1.0 million per claim retention which must be exhausted before the insurance company was implicated. Management did not believe that the Company was responsible for this retention amount as a result of the Joint Plan. During the quarter ended March 31, 2000, a settlement was consummated in this case with no liability to the Company. The Company also obtained a release from all parties involved against any further liability.

         On September 25, 1998, the Company was advised that it was named as a Counter-Defendant in the counterclaim filed by the defendants of the LFC/LMUSA Litigation Trust's lawsuit against certain former officers and directors of Lomas Financial Corporation and subsidiaries. The counterclaim sought joint and several liability. The Company responded to the counterclaim denying liability and preserving the Company's rights and defenses. Separately the Company initiated litigation in the Delaware Bankruptcy Court to obtain a declaration of rights and an order to turn over records. During the quarter ended March 31, 2000, a settlement was consummated in this case with no liability to the Company. The Company also obtained a release from all parties involved against any further liability.


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


                                                  SIENA HOLDINGS, INC.
                                              ----------------------------------
                                                       (Registrant)





Date: May 5, 2000                          By: /s/  W. JOSEPH DRYER
                                              ----------------------------------
                                                        President




Date: May 5, 2000                          By: /s/  W. JOSEPH DRYER
                                              ----------------------------------
                                                 Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
(11)           Computation of Earnings (Loss) Per Share

(27)           Financial Data Schedule (submitted to the Securities and
               Exchange Commission for its information).