Form 10-K
period 2000-06-30
SIENA HOLDINGS INC
filed 2000-09-28
CIK 60150

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

COMMISSION FILE NUMBER 1-6868

                              SIENA HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                          75-1043392
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

5068 WEST PLANO PARKWAY, SUITE 300,  PLANO TEXAS                   75093
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (972) 381-4255

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of Each Exchange
             Title of Each Class                                  on Which Registered
             -------------------                                 ---------------------
   COMMON STOCK, PAR VALUE $.10 PER SHARE                           NOT APPLICABLE
   PREFERRED STOCK, PAR VALUE $1.00 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:  None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

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

      At September 8, 2000 the aggregate market value of the registrant's common stock held by non-affiliates: $4,015,000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 8, 2000: Common Stock -- 6,000,000 shares.

================================================================================

                              SIENA HOLDINGS, INC.


                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I

Item 1.      BUSINESS.............................................................................................3
Item 2.      PROPERTIES...........................................................................................6
Item 3.      LEGAL PROCEEDINGS....................................................................................7
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................7

                                                      PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS...................................................................9
Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA................................................................10
Item 7.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..............................................................12
Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................15
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................16
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................42

                                                     PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................43
Item 11.     EXECUTIVE COMPENSATION..............................................................................43
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................44
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................44

                                                      PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................45

                              SIENA HOLDINGS, INC.


                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has not negotiated the terms of any contract termination and has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

      The Treemont management agreement is not shown as an asset on the balance sheet of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

INVESTMENT IN REAL ESTATE

      The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The real property consists of
185.1 acres (approximately 160.9 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 37.6 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 29.1 net acres zoned commercial and one tract of 4.6 net acres zoned residential. Management is attempting to get the one residential tract rezoned as commercial. The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. Also in fiscal year 1999, the City of Allen constructed a city park off Exchange Parkway near the multi-family tract. In fiscal year 2000, the Company has reviewed the real estate interests held and has continued to market the property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years.

      During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance for deferred tax assets by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. The Company reported a net deferred tax asset balance of $1.441 million and $1.175 million as of June 30, 2000 and 1999, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2000 will be allocated to additional paid-in capital.

EMPLOYEES

      At June 30, 2000, the Company had two executive officers under contract and one full-time employee. One of the Company's subsidiaries, SHM, had 143 full-time and 23 part-time employees who provide services at an assisted care facility in Houston, Texas. The compensation expense and all operating expenses for SHM's employees are funded directly by the assisted care facility owner and are not reflected in the Consolidated Statement of Operations, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission, bonus and pension benefits (through December 31, 1997), which is funded directly by SHM and included in personnel expense on the Company's Consolidated Statement of Operations.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million and $8.1 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, and April 24, 2000, respectively, bringing the total cash distributed through June 30, 2000 to $31.1 million. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

      As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. As of March 7, 1999, the stock distribution agent had distributed 3,822,121 shares of the new common stock to former creditors. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares to all allowed creditors that had received prior stock distributions.

      On November 5, 1998, the Company received $2.2 million from the Company's Chairman of the Board ($2.102 million net of stock offering expenses) in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. See "Item 8. Financial Statements and Supplementary Data--Stockholders' Equity" footnote.

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

      Reference is made to "III. Background and General Information -- E. The Chapter 11 Filings" in the Joint Disclosure Statement, a copy of which is filed as an exhibit to the Company's annual report on Form 10-K for the year ended June 30, 1996, for more information on the Company's reorganization. The principal provisions of the Joint Plan are summarized in the Joint Disclosure Statement. That summary is qualified in its entirety by reference to the Joint Plan, which is attached as Exhibits I and II to the Joint Disclosure Statement.

CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheet as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statement of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets, and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditors' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. See "Item 1. Business -- Reorganization".


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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has not negotiated the terms of any contract termination and has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

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

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. See "Item 1. Business-- Reorganization".


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on December 13, 1999, in Wilmington, Delaware for the following purposes:

         1. To elect five directors (John P. Kneafsey, Erik M. Bodow, James D. Kemp, Matthew S. Metcalfe, and Frank B. Ryan) to serve until the next annual meeting and until their successors are elected and qualified.


                                           VOTING
---------------------------------------------------------------------------------------------
   Number of Shares        Number of Shares        Number of Shares       Number of Broker
         For                    Against               Abstained               Non-Votes
----------------------   ---------------------   --------------------   ---------------------
      3,334,907                    0                    2,985                     0

         2. To approve and authorize the Board of Directors to effect, in its discretion, a reverse stock split followed by a forward split of the Company's Common Stock.


                                           VOTING
---------------------------------------------------------------------------------------------
   Number of Shares        Number of Shares        Number of Shares       Number of Broker
         For                    Against               Abstained               Non-Votes
----------------------   ---------------------   --------------------   ---------------------
      3,334,881                  2,198                   813                      0


         3. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ended June 30, 2000.

                                           VOTING
---------------------------------------------------------------------------------------------
   Number of Shares        Number of Shares        Number of Shares       Number of Broker
         For                    Against               Abstained               Non-Votes
----------------------   ---------------------   --------------------   ---------------------
      3,335,855                  1,928                   109                      0

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       As of June 30, 2000 and 1999, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      On November 5, 1998, the Company received $2.2 million from the Company's Chairman of the Board ($2.102 million net of stock offering expenses) in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. See "Item 8. Financial Statements and Supplementary Data--Stockholders' Equity" footnote.

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

      SHI's common stock, with a trading symbol of SIEN, is traded in the over the counter market. During the last two fiscal years, the high and low prices and dividends declared on common stock per share have been (in dollars):



                                               2000                      1999                  Dividends Declared
                                      -----------------------  -------------------------    -------------------------
                                         High         Low         High           Low           2000           1999
                                      -----------  ----------  ----------     ----------    -----------    ----------
First Quarter.......................        1-3/8      1-1/32     1-35/64      1-19/64          --             --
Second Quarter......................        1-3/4      1-1/16       1-3/8          3/4          --             --
Third Quarter.......................        1-5/8       1-1/8      1-7/16          7/8          --             --
Fourth Quarter......................        1-5/8      1-5/32       1-1/4            1          --             --

      The Company, as of June 30, 2000 and 1999, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.


ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997. Using fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings was reflected on the predecessor Company's financial statements for the period ended March 31, 1997. In addition, the accumulated deficit of the predecessor Company at March 31, 1997, was eliminated, and, at April 1, 1997, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company"), since they are not prepared on a comparable basis.

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



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (FORMERLY LOMAS FINANCIAL CORPORATION AND SUBSIDIARIES)

                      SELECTED CONSOLIDATED FINANCIAL DATA



                                                                    Reorganized Company                     Predecessor Company
                                                    --------------------------------------------------   ------------------------
                                                                                          Three Month     Nine Month
                                                    Year Ended  Year Ended   Year Ended   Period Ended   Period Ended  Year Ended
                                                     June 30,    June 30,     June 30,      June 30,       March 31,    June 30,
                                                       2000        1999         1998          1997           1997         1996
                                                    ----------  ----------   ----------   ------------   ------------  ----------
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues from operations .........................  $      872  $    1,002   $    1,410   $        226   $      3,235  $  103,347
Income (loss) from operations before
   reorganization items and federal income tax ...          82          52           72            (86)        (5,464)   (229,410)
Reorganization items--net ........................          --          --           --             --         (7,447)    (21,181)
Income (loss) from operations before federal
   income tax ....................................          82          52           72            (86)       (12,911)   (250,591)
Federal income tax expense .......................         (29)        (18)         (25)            --             --          --
Income (loss) before extraordinary item ..........          53          34           47            (86)       (12,911)   (250,591)
Extraordinary gain on discharge of debt ..........          --          --           --             --        135,966          --
Net income (loss) ................................          53          34           47            (86)       123,055    (250,591)


Basic earnings (loss) per share:
    Income (loss) before extraordinary item ......        0.01        0.01*        0.01*         (0.02)*           **          **
    Net income (loss) ............................        0.01        0.01*        0.01*         (0.02)*           **          **
    Average number of shares .....................       6,000       5,304*       4,000*         4,000*            **          **

Diluted earnings (loss) per share:
    Income (loss) before extraordinary item ......        0.01        0.01*        0.01*         (0.02)*           **          **
    Net income (loss) ............................        0.01        0.01*        0.01*         (0.02)*           **          **
    Average number of shares .....................       6,106       5,333*       4,044*         4,000*            **          **



                                                                                             Predecessor
                                                         Reorganized Company                   Company
                                            ---------------------------------------------   -------------
                                                            As of June 30                   As of June 30
                                              2000        1999        1998        1997          1996
                                            ---------   ---------   ---------   ---------   -------------
                                                            (in thousands)
BALANCE SHEET DATA:
Cash ....................................   $   4,088   $   4,111   $   2,475   $   1,941   $     197,800
Investment in real estate ...............       4,949       4,879       4,800       4,800              --
Deferred tax assets--net ................       1,441       1,175          --          --              --
Total assets ............................      10,632      10,420       7,448       7,051         329,932
Liabilities subject to Chapter 11
   proceedings ..........................          --          --          --          --         552,863
Total liabilities .......................         779         931       1,305         990         592,396
Total stockholders' equity (deficit) ....       9,853       9,489       6,143       6,061        (262,464)

* Per share amounts for Reorganized Company are based on shares issued or reserved for issuance to creditors.

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

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997, and since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity. See "Item 8. Financial Statements and Supplementary Data - Accounting Policies" footnote.

      The operating results of the Company during the years ended June 30, 2000, 1999, and 1998, were as follows (in thousands):


                                                         As of June 30,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Operating income (loss):
   Assisted care management ................   $    210    $    329    $    272
   Real estate .............................        (12)        (15)        (29)
   Other ...................................        510         502         962
                                               --------    --------    --------
                                                    708         816       1,205
                                               --------    --------    --------
Expenses:
   General and administrative ..............       (626)       (764)     (1,133)
                                               --------    --------    --------

Income (loss) before federal income tax ....         82          52          72
Federal income tax expense .................        (29)        (18)        (25)
                                               --------    --------    --------
      Net income (loss) ....................   $     53    $     34    $     47
                                               ========    ========    ========


RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 2000 COMPARED WITH YEAR ENDED JUNE 30, 1999

      Assisted Care Management. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. See "Item 1. Business--Assisted Care Facility Management" for more information on the management agreement. Operating income from the assisted care management operations decreased from $329,000 for the year ended June 30, 1999, to $210,000 for the year ended June 30, 2000, primarily due to a decrease in the management fee received by SHM. In fiscal year 1999, SHM reported a non-recurring increase in management fee income of $61,000 partially offset by a related increase in personnel expense of $15,000. During fiscal year 2000, Treemont experienced lower occupancy and higher expenses, which resulted in a lower management fee. In addition, SHM reported a $19,000 decrease in interest income as a result of a decision by management to maintain a smaller cash balance at the subsidiary company, $22,000 increase in travel expenses and a $7,000 increase in franchise tax expense over the prior fiscal year.

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has not negotiated the terms of any contract termination and has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

      Real Estate. The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The real property consists of 185.1 acres (approximately 160.9 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 37.6 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 29.1 net acres zoned commercial and one tract of 4.6 net acres zoned residential. Management is attempting to get the one residential tract rezoned as commercial. The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. Also in fiscal year 1999, the City of Allen constructed a city park off Exchange Parkway near the multi-family tract. In fiscal year 2000, the Company has reviewed the real estate interests held and has continued to market the property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years.

      During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance for deferred tax assets by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. The Company reported a net deferred tax asset balance of $1.441 million and $1.175 million as of June 30, 2000 and 1999, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2000 will be allocated to additional paid-in capital.

      The real estate operating loss for fiscal year 2000 is consistent with that for fiscal year 1999. Improvement costs of $70,000 related to developing the property were capitalized during fiscal year 2000 in accordance with the

Company's capitalization policy, as compared to $79,000 of costs that were capitalized during fiscal year 1999. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported other operating income of $510,000 for the year ended June 30, 2000, as compared to $502,000 for the year ended June 30, 1999, including reimbursements from the Creditors' Trust of $210,000 and $339,000 for fiscal year 2000 and 1999, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust.

      The Company reported $80,000 of other income in fiscal year 2000 resulting from a decrease in the long term accrued medical insurance premiums liability. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2000 and 1999, the Company was providing payments to 27 and 30 people, respectively, to be used toward the payment of insurance. During fiscal year end 2000, the Company experienced a favorable mortality rate and, as a result, released $80,000 of the long term liability for accrued medical insurance premiums. Management expects this volatility to continue in the future due to the relative small number of people covered by this liability.

      The remainder of the operating income is primarily interest income of $214,000 and $155,000 for fiscal year 2000 and 1999, respectively.

      Expenses and Other. General and administrative expenses decreased from $764,000 for the year ended June 30, 1999 to $626,000 for the year ended June 30, 2000. The decrease is primarily attributable to the directors' additional compensation expense of $98,000 reported in fiscal year 1999 related to success bonuses paid to the directors. See "Stock and Compensation Plans" footnote for further information. Additionally, the Company reported decreases from the prior year in most general and administrative expense accounts, including decreases totaling $42,000 reported in consulting, corporate insurance and travel expense.

      Reverse Stock Split/Forward Stock Split. At the annual meeting on December 13, 1999, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 1999, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated November 1, 1999. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including
(a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses; (d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and
(f) other relevant factors.

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

      See "Item 8. Financial Statements and Supplementary Data" for more information.

RESULTS OF OPERATIONS--YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

      Assisted Care Management. The increase in operating income of the assisted care management operations from $272,000 for the year ended June 30, 1998, to $329,000 for the year ended June 30, 1999, was primarily attributable to an increase in the management fee received by SHM. In fiscal year 1998, Treemont elected to make significant capital improvements for fire protection that were funded by operations. These expenditures decreased the quarterly management fee received by SHM beginning with the second quarter of fiscal year 1998 through the first quarter of fiscal year 1999. Upon completion of the fire protection capital improvements, Treemont reduced the accrual to actual cost incurred. As SHM receives a fee based on Treemont's net income, the elimination of this accrual resulted in a non-recurring increase to SHM's management fee income in the amount of $61,000 and a related increase in personnel expense of $15,000, for the year ended June 30, 1999.

      Real Estate. LLG reported an operating loss of $15,000 for the year ended June 30, 1999, which is slightly less than the $29,000 loss for the year ended June 30, 1998. Improvement costs of $79,000 related to developing the property were capitalized during fiscal year 1999 in accordance with the Company's capitalization policy. This is in contrast to $37,000 of costs that were expensed during fiscal year 1998.

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

      The remaining income consisted primarily of interest income of $155,000 and $52,000 for the years ended June 30, 1999 and 1998, respectively. The increase was due to a decision by management to maintain a larger cash balance at the parent company and the net increase in cash of $2.102 million as a result of the issuance of additional common stock on November 5, 1999.

      Expenses and Other. General and administrative expenses were $764,000 and $1,133,000 for the years ended June 30, 1999 and 1998, respectively. The decrease was primarily attributable to the increased personnel expense of $492,000 in the prior fiscal year for success bonuses for the officers as discussed below. Additionally, fiscal year 1999 included the following significant variances: (1) directors' additional compensation expense of $98,000 approved by the shareholders in the second quarter of fiscal 1999; (2) an increase in the monthly retainer as a result of the officers' new retention agreements effective December 1, 1997, for an increase of $48,000 for the year ended June 30, 1999; and (3) additional directors fees of $25,000 as compared to the prior year because the fiscal 1998 annual fee was paid and expensed in the fourth quarter of fiscal 1997.

      See "Item 8. Financial Statements and Supplementary Data".

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the only liabilities of the Company were accounts payable and other accrued expenses which will be paid from current operating cash available as of June 30, 2000.


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Siena Holdings, Inc.:


      We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, (the "Company") as of June 30, 2000 and 1999, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, Schedule I -- Condensed Financial Information of Registrant as of June 30, 2000 and 1999 and for each of the years in the three-year period ended June 30, 2000 and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 2000, 1999 and 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries, as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                         KPMG LLP


Dallas, Texas
August 30, 2000

                           CONSOLIDATED BALANCE SHEET

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                             June 30,
                                                                       -------------------
                                                                         2000       1999
                                                                       --------   --------
ASSETS

Current Assets:
    Cash and cash equivalents ......................................   $  4,088   $  4,111
    Receivables ....................................................        112        138
    Prepaid expenses ...............................................         42        117
                                                                       --------   --------
                                                                          4,242      4,366
                                                                       --------   --------
Long Term Assets:
    Investment in real estate ......................................      4,949      4,879
    Deferred tax assets--net .......................................      1,441      1,175
                                                                       --------   --------
                                                                          6,390      6,054
                                                                       --------   --------
         Total Assets ..............................................   $ 10,632   $ 10,420
                                                                       ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ..........................   $    161   $    230

Long Term Liabilities:
    Accrued medical insurance premiums .............................        516        649
    Deferred compensation and fees .................................        102         52
                                                                       --------   --------
                                                                            618        701
                                                                       --------   --------
                                                                            779        931
                                                                       --------   --------
Stockholders' equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) ...........................         --         --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .......................        600        600
    Additional paid-in capital .....................................      9,205      8,894
    Accumulated earnings (deficit) .................................         48         (5)
                                                                       --------   --------
                                                                          9,853      9,489
                                                                       --------   --------
         Total Liabilities and Stockholders' Equity ................   $ 10,632   $ 10,420
                                                                       ========   ========

See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED OPERATIONS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                Years Ended June 30,
                                                        ---------------------------------
                                                          2000        1999         1998
                                                        --------    --------     --------
Revenues:
    Commissions and fees ............................   $    360    $    478     $    394
    Interest ........................................        214         174          101
    Trust expense reimbursement .....................        210         339          796
    Gain on sales ...................................         --          --           20
    Other ...........................................         88          11           99
                                                        --------    --------     --------
                                                             872       1,002        1,410
                                                        --------    --------     --------
Expenses:
    Personnel .......................................        382         434          846
    Other operating .................................        408         516          492
                                                        --------    --------     --------
                                                             790         950        1,338
                                                        --------    --------     --------
Income from operations before federal income tax ....         82          52           72
Federal income tax expense ..........................        (29)        (18)         (25)
                                                        --------    --------     --------
Net income ..........................................   $     53    $     34     $     47
                                                        ========    ========     ========


Basic earnings per share:
    Net income ......................................   $   0.01    $   0.01*    $   0.01*
    Average number of shares ........................      6,000       5,304*       4,000*

Diluted earnings per share:
    Net income ......................................   $   0.01    $   0.01*    $   0.01*
    Average number of shares ........................      6,106       5,333*       4,044*


* Average share and per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                                 (IN THOUSANDS)



                                                               Common                Additional   Accumulated
                                                               Shares      Common     Paid-in      Earnings
                                                             Outstanding    Stock     Capital      (Deficit)      Total
                                                             -----------   -------   ----------   -----------    -------
Balance at June 30, 1997 .................................         4,000   $   400   $    5,747   $       (86)   $ 6,061
Net income for year ended June 30, 1998 ..................            --        --           --            47         47
Utilization of tax benefits of pre-reorganization net
     operating loss carryforwards and deductible
     temporary differences ...............................            --        --           25            --         25
Issuance of stock options ................................            --        --           10            --         10
                                                             -----------   -------   ----------   -----------    -------
      Balance at June 30, 1998 ...........................         4,000       400        5,782           (39)     6,143
Net income for the year ended June 30, 1999 ..............            --        --           --            34         34
Utilization of tax benefits of pre-reorganization net
     operating loss carryforwards and deductible
     temporary differences ...............................            --        --           18            --         18
Decrease in valuation allowance attributable to pre-
     reorganization net operating loss carryforwards .....            --        --        1,175            --      1,175
Issuance of common stock--net ............................         2,000       200        1,902            --      2,102
Issuance of stock options ................................            --        --           17            --         17
                                                             -----------   -------   ----------   -----------    -------
      Balance at June 30, 1999 ...........................         6,000       600        8,894            (5)     9,489
Net income for the year ended June 30, 2000 ..............            --        --           --            53         53
Utilization of tax benefits of pre-reorganization net
     operating loss carryforwards and deductible
     temporary differences ...............................            --        --           29            --         29
Decrease in valuation allowance attributable to pre-
     reorganization net operating loss carryforwards .....            --        --          266            --        266
Issuance of stock options ................................            --        --           16            --         16
                                                             -----------   -------   ----------   -----------    -------
      Balance at June 30, 2000 ...........................         6,000   $   600   $    9,205   $        48    $ 9,853
                                                             ===========   =======   ==========   ===========    =======

See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)



                                                                              Years Ended June 30,
                                                                        --------------------------------
                                                                          2000        1999        1998
                                                                        --------    --------    --------
Operating activities:
  Net income ........................................................   $     53    $     34    $     47
  Adjustments to reconcile net income to cash provided (used)
   by operations:
     Federal income tax expense charged to additional paid-in
        capital due to the utilization of pre-reorganization tax
        attributes ..................................................         29          18          25
     Compensation expense for stock options .........................         16          17          10
     Gain on sale ...................................................         --          --         (20)
     (Increase) decrease in current accounts receivable and
         prepaid expenses ...........................................        101         (82)        137
     Increase (decrease) in current accounts payable and accrued
       expenses .....................................................        (69)       (364)        378
     Decrease in long term accrued medical insurance premiums .......       (133)        (62)        (63)
     Increase in long term deferred compensation and fees ...........         50          52          --
                                                                        --------    --------    --------
       Net cash provided (used) by operating activities .............         47        (387)        514
                                                                        --------    --------    --------

Investing activities:
  Increase in investment in real estate .............................        (70)        (79)         --
  Maturities / sales of investments .................................         --          --          20
                                                                        --------    --------    --------
        Net cash provided (used) by investing activities ............        (70)        (79)         20
                                                                        --------    --------    --------

Financing activities:
  Issuance of common stock--net .....................................         --       2,102          --
                                                                        --------    --------    --------
       Net cash provided by financing activities ....................         --       2,102          --
                                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents ................        (23)      1,636         534
Cash and cash equivalents at beginning of year ......................      4,111       2,475       1,941
                                                                        --------    --------    --------
Cash and cash equivalents at end of year ............................   $  4,088    $  4,111    $  2,475
                                                                        ========    ========    ========

Cash payments for:
   Interest .........................................................   $     --    $     --    $     --
   Federal income tax ...............................................         --          --          --

Non-cash transactions:
    Issuance of stock options .......................................   $     16    $     17    $     10


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

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity. Under fresh-start accounting, all assets and liabilities were restated to reflect their own reorganization value, which approximated fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities were stated at their fair value. See the "Reorganization" footnote.

      Significant intercompany balances and transactions have been eliminated.

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

      Investment in Real Estate. Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company continually monitors the value of the real estate based on estimates of future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined. For the years ended June 30, 2000, 1999 and 1998, there were no charges to earnings for impairment of the real estate.

      Accrued Medical Insurance Premiums. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. The current portion of the accrued medical insurance premiums is included in accounts payable and accrued expenses and the long term portion of the accrued medical insurance premiums balance is listed under long term liabilities, both on the Company's Consolidated Balance Sheet. The accrual will be reviewed and adjusted, as required, due to either a change in the health care cost factors used in the accrual calculation or a decrease in the number of people in the population.

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

      The Treemont management agreement is not shown as an asset on the balance sheet of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

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

      Earnings Per Share. During the fiscal year ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which replaced the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. Adoption of SFAS No. 128 did not have a material impact on the earnings per share.

      Earnings per share were determined using the weighted average shares issued or reserved for issuance. On November 5, 1998, the Company received $2.2 million from the Company's Chairman of the Board ($2.102 million net of stock offering expenses) in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. Effective December 1, 1997, the Company granted stock options under the Stock Option Plan and the Directors' Stock Option Plan. The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings. The options issued to the Directors of the Company were not included in the calculation of diluted earnings per common share until the second quarter of fiscal year 1999 as they were not approved by the Shareholders until December 16, 1998, with a retroactive effective date of December 1, 1997.


                  (remainder of page intentionally left blank)

      The following is a reconciliation of net income and weighted average common shares outstanding used to compute basic and diluted earnings per share for the years presented:


                                                                          Years Ended June 30
                                                             ----------------------------------------------
                                                                  2000            1999            1998
                                                             --------------  -------------   --------------
RECONCILIATION OF NET INCOME:
Basic net income:
    Net income.............................................  $           53  $          34   $           47
                                                             ==============  =============   ==============
Diluted net income:
    Net income.............................................  $           53  $          34   $           47
    Income effect of assumed conversions...................              --             --               --
                                                             --------------  -------------   --------------
    Net income + assumed conversions.......................  $           53  $          34   $           47
                                                             ==============  =============   ==============

RECONCILIATION OF WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
Basic shares of common stock:
    Weighted average common shares outstanding.............           6,000          5,304*           4,000*

Diluted shares of common stock:
    Weighted average common shares outstanding.............           6,000          5,304*           4,000*
    Plus: Dilutive potential common shares
             SHI Non-qualified Stock Option Plans..........             106             29*              44*
                                                             --------------  -------------   --------------
    Adjusted weighted average shares outstanding...........           6,106          5,333*           4,044*
                                                             ==============  =============   ==============

* Average shares outstanding are based on shares issued or reserved for issuance to creditors.

      Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a fair-value methodology, under which compensation cost is measured and recognized in the Statement of Consolidated Operations, or continue to account for these plans under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to continue to account for these plans under APB No. 25. The "Stock and Compensation Plans" footnote contains a summary of the pro forma effects to reported net income and earnings per share for the years ended June 30, 2000, 1999 and 1998, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million and $8.1 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, and April 24, 2000, respectively, bringing the total cash distributed through June 30, 2000 to $31.1 million. In addition, as assets in the Creditors' Trust are liquidated and/or the contingent obligations are favorably resolved, additional distributions will be made to the Class 3 unsecured creditors.

      As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

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

      On November 5, 1998, the Company received $2.2 million from the Company's Chairman of the Board ($2.102 million net of stock offering expenses) in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. The 6 million shares of the new common stock are restricted if the effect of a transfer would result in an ownership increase to 4.5 percent or above of the total outstanding shares or from 4.5 percent to a greater percentage of the total outstanding shares, without prior approval by the board of directors as described in the restated certificate of incorporation.

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

      The Company charged to the Creditors' Trust expenses of $210,000, $339,000, and $796,000 for the years ended June 30, 2000, 1999 and 1998, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The trust expense reimbursement included $98,000 and $492,000 of success bonuses paid to the Company pursuant to compensation plans for the directors and officers (see "Stock and Compensation Plans") for fiscal year 1999 and 1998, respectively. The remainder of the trust expense reimbursement from the Creditors' Trust consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

INVESTMENT IN REAL ESTATE

      The Company's investment in real estate in the amount of $4.9 million as of June 30, 2000 and 1999, is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

      The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The real property consists of
185.1 acres (approximately 160.9 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 37.6 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 29.1 net acres zoned commercial and one tract of 4.6 net acres zoned residential. Management is attempting to get the one residential tract rezoned as commercial. The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. Also in fiscal year 1999, the City of Allen constructed a city park off Exchange Parkway near the multi-family tract. In fiscal year 2000, the Company has reviewed the real estate interests held and has continued to market the property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property. Management of the Company intends to market and/or develop the property over an estimated period not to exceed five years.

      During fiscal year 1999 and continued into fiscal year 2000, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance for deferred tax assets by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. The Company reported a net deferred tax asset balance of $1.441 million and $1.175 million as of June 30, 2000 and 1999, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2000 will be allocated to additional paid-in capital.

RECEIVABLES

        The Company reported receivables of $112,000 and $138,000 as of June 30, 2000 and 1999, respectively, consisting primarily of a management fee receivable from the assisted care facility of $90,000 and $138,000, respectively, as discussed below. The remainder of the balance as of June 30, 2000 included $22,000 due from the Creditors' Trust for allocation of expenses (see "Creditors' Trust" footnote).

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

       In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has not negotiated the terms of any contract termination and has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

       The Treemont management agreement is not shown as an asset on the balance sheet of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the projected earnings of the facilities.

CURRENT AND LONG TERM LIABILITIES

      Accounts payable and accrued expenses consisted of the following (in thousands):


                                                                  June 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accrued medical insurance premiums - current portion ....   $     56   $     62
Accrued professional fees ...............................         47         45
Accrued compensation - Other ............................         15         27
Accounts payable - Directors or Officers ................         --         69
Other accounts payable and accrued expenses .............         43         27
                                                            --------   --------
                                                            $    161   $    230
                                                            ========   ========

       In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2000 and 1999, the Company was providing payments to 27 and 30 people, respectively, to be used toward the payment of insurance. As of June 30, 2000 and 1999, the current portion of the accrual for medical insurance premiums is $56,000 and $62,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheet, is $516,000 and $649,000, respectively. During fiscal year end 2000, the Company experienced a favorable mortality rate and, as a result, released $80,000 of the long term liability for accrued medical insurance premiums. Management expects this volatility to continue in the future due to the relative small number of people covered by this liability.

       On December 16, 1998, the shareholders of SHI (the "Shareholders") approved an additional compensation plan for the non-officer directors of SHI (the "Directors' Additional Compensation Plan") with a retroactive effective date of December 1, 1997. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998, and is included in other operating expenses on the Company's Statement of Consolidated Operations for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The bonus payments not deferred plus other directors' fees and miscellaneous expenses total $69,000 and are included in accounts payable and accrued expenses as of June 30, 1999.

       The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $102,000 and $52,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheet as of June 30, 2000 and 1999, respectively. See "Stock and Compensation Plans" footnote.

FEDERAL INCOME TAXES

      The Company in prior years filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October 1, 1996 and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file its own consolidated federal income tax return for the years ended June 30, 2000, 1999 and 1998. Various tax attributes, including net operating loss carryforwards, have been allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.

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

      SHI and its subsidiaries reported a tax benefit of $29,000, $18,000 and $25,000 as an increase to additional paid-in capital for fiscal years ended June 30, 2000, 1999 and 1998, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences.

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of June 30, 2000 and 1999, respectively, subject to an offsetting valuation allowance of approximately $94 million and $94 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company reported a net deferred tax asset balance of $1.441 million and $1.175 million as of June 30, 2000 and 1999, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Due to the change in zoning received on certain tracts and improved market conditions, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. In addition, an adjustment of $1.5 million was made for the year ended June 30, 1999 to decrease the balance of the deferred tax assets with an equal adjustment to the offsetting valuation allowance, to reflect the absorption of a portion of the net operating loss carryforward against cancellation of indebtedness income and an increase in the net operating loss carryforward attributable to the allocation of additional loss carryforwards resulting from the deconsolidation of the former LFC group during the fiscal year ended June 30, 1997.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of June 30, 2000 and 1999. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2000 will be allocated to additional paid-in capital.

      SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 2000 totaling approximately $271 million. These net operating loss carryforwards expire in the years 2003 through 2019. Approximately $139 million of these net operating losses arose prior to the previous 1991 reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC") Section 382. At June

30, 2000, SHI and its subsidiaries had a cumulative unused Section 382 limitation of approximately $136 million, which represents the portion of the $139 million of pre-1991 net operating loss carryforwards which may be utilized currently by SHI and its subsidiaries under the restrictions of Section 382. The remaining net operating losses of approximately $132 million arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).

      All of the net operating loss carryforwards are subject to applicable provisions of the IRC, and approximately $263 million of the total of $271 million of net operating loss carryforwards would be limited to zero if it were determined that SHI underwent an ownership change, within the meaning of Section 382, during the two year period following the October 1, 1996 ownership change resulting from the Plan of Reorganization. The remaining $8 million of net operating loss will continue to be subject to the annual limitation of IRC
Section 382, and could be further limited upon any subsequent ownership change.

       The difference between actual tax expense and the amount computed by applying the statutory rate to income from operations before federal income tax consisted of the following components (in thousands):


                                                                   Years Ended June 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Tax expense at statutory rate ............................   $     29    $     18    $     25
Book/tax difference in loss reserves
   attributable to sale of assets ........................         --          --       1,102
Adjustment to net operating loss
   carryforward to reflect actual allocation of
   consolidated net operating loss to SHI and
   absorption against cancellation of
   indebtedness income ...................................         --       1,486      (3,699)
Increase in net operating loss for fiscal years ended
   June 30, 2000, 1999 and 1998 (attributable
   to realization of pre-reorganization deductible
   temporary differences, resulting in an increase
   in the pre-reorganization net operating loss
   carryover) ............................................        (17)     (1,471)     (1,077)
Pre-reorganization net operating loss utilized for
   fiscal year ended June 30, 2000 .......................         27          --          --
Change in valuation allowance for deferred
   tax assets for current year activity and for
   adjustment to net operating loss
   carryforward ..........................................          7          12       3,674
Other ....................................................        (17)        (27)         --
                                                             --------    --------    --------
     Actual tax expense ..................................   $     29    $     18    $     25
                                                             ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000, 1999 and 1998 are presented below (in thousands):


                                                                         Years Ended June 30,
                                                          --------------------------------------------------
                                                               2000             1999               1998
                                                          --------------    -------------     --------------
Deferred tax assets:
  Post-reorganization net operating loss carryover...     $           30    $          30     $           30
  Pre-reorganization net operating loss carryover....             94,701           94,711             94,726
  Loss reserves......................................                626              626                626
  Deferred compensation..............................                 29               18                 --
  Non-qualified stock option expense.................                 15                9                 --
                                                          --------------    -------------     --------------
      Total gross deferred tax assets................             95,401           95,394             95,382
  Less valuation allowance...........................            (93,960)         (94,219)           (95,382)
                                                          --------------    -------------     --------------
         Net deferred tax assets.....................     $        1,441    $       1,175     $           --
                                                          ==============    =============     ==============


Deferred tax liabilities:
         Net deferred tax liabilities................     $           --    $          --     $           --
                                                          ==============    =============     ==============


STOCKHOLDERS' EQUITY

      As of June 30, 2000 and 1999, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

      During the years ended June 30, 2000 and 1999, the valuation allowance for deferred tax assets was decreased by $266,000 and $1.175 million, respectively, resulting in an increase to additional paid-in capital. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 1999, will be allocated to additional paid-in capital.

      SHI and its subsidiaries reported a tax benefit of $29,000, $18,000 and $25,000 as an increase to additional paid-in capital for the years ended June 30, 2000, 1999 and 1998, respectively, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. See "Federal Income Taxes" footnote.

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

      Consummation of the proposed Reverse Stock Split / Forward Stock Split will not change the number of shares of Common Stock authorized by the Company's certificate of incorporation, which will remain at 15 million shares. The Board, in its sole discretion, may abandon the proposed stock splits at any time before the Effective Date without further action by the Stockholders. If the Board determines to consummate a Reverse Stock Split / Forward Stock Split, the Company will publicly announce the determination at least 10 days prior to the Effective Date.

      The Company, as of June 30, 2000 and 1999, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

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

      The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested. The stock options resulted in compensation expense of $16,000, $17,000 and $10,000, with a corresponding increase in additional paid-in capital, for the years ended June 30, 2000, 1999 and 1998, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

      Director's Compensation Plan. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"). The Directors' Additional Compensation Plan, with a five year term, provides for a success bonus for each non-officer director based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998. The expense was included in other operating expenses on the Company's Statement of Consolidated Operations for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Two of the three other non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998.

      The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. During the year ended June 30, 2000, four of the five directors deferred some or all of directors' fees earned. A deferred compensation balance of $102,000 and $52,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheet as of June 30, 2000 and 1999, respectively.

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

      The following table summarizes data relating to stock options activity for the years ended June 30, 2000, 1999, and 1998:


                                                                      Years Ended June 30,
                                                       --------------------------------------------------
                                                            2000             1999               1998
                                                       --------------    -------------     --------------
Number of shares subject to option:
  Outstanding at beginning of year................            634,750          434,750                 --
  Granted.........................................                 --          200,000            434,750
  Expired / canceled..............................                 --               --                 --
  Exercised.......................................                 --               --                 --
                                                       --------------    -------------     --------------
       Outstanding at end of year.................            634,750          634,750            434,750
                                                       ==============    =============     ==============

Exercisable at end of year........................            253,900          126,950                 --
                                                       ==============    =============     ==============

      All stock options granted in the years ended June 30, 1999 and 1998 have an exercise price of $0.92 per common share.

      As allowed under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income. The fair value of each option granted pursuant to the officers' Stock Option Plan was estimated as of the grant date, using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 58.58%, risk free interest rate of 6.35%, and an expected life of 10 years. The fair value of each option granted pursuant to the Directors' Stock Option Plan was estimated as of the date of shareholder approval, also using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 138.53%, risk free interest rate of 4.58%, and an expected life of 9 years. If the Company had elected to recognize compensation cost based on the fair value of the options as of the grant date, the Company's net income as well as earnings per share would have been reduced by the pro forma amounts (net of income tax effect) indicated in the following table:


                                                                          Years Ended June 30,
                                                                  ---------------------------------
                                                                    2000        1999         1998
                                                                  --------    --------     --------
RECONCILIATION OF NET INCOME (LOSS):
Basic net income (loss):
   Net income (As reported) ...................................   $     53    $     34     $     47
   Pro forma compensation expense--net of tax effect ..........        (62)        (92)         (22)
                                                                  --------    --------     --------
        Pro forma net income (loss) ...........................   $     (9)   $    (58)    $     25
                                                                  ========    ========     ========

Diluted net income (loss):
   Net income (As reported) ...................................   $     53    $     34     $     47
   Income effect of assumed conversions .......................         --          --           --
                                                                  --------    --------     --------
   Net income + assumed conversions (As reported) .............         53          34           47
   Pro forma compensation expense--net of tax effect ..........        (62)        (92)         (22)
                                                                  --------    --------     --------
        Pro forma net income (loss) + assumed conversion ......   $     (9)   $    (58)    $     25
                                                                  ========    ========     ========

EARNINGS (LOSS) PER SHARE ("EPS") INFORMATION:
Basic net income (loss):
   Net income (As reported) ...................................   $   0.01    $   0.01*    $   0.01*
   Pro forma compensation expense--net of tax effect ..........      (0.01)      (0.02)*         --
                                                                  --------    --------     --------
         Pro forma net income (loss) ..........................   $   0.00    $   0.01*    $   0.01*
                                                                  ========    ========     ========
Common shares used in computing basic EPS: ....................      6,000       5,304*       4,000*
                                                                  ========    ========     ========
Diluted net income (loss):
   Net income (As reported) ...................................   $   0.01    $   0.01*    $   0.01*
   Income effect of assumed conversions .......................         --          --           --
                                                                  --------    --------     --------
   Net income + assumed conversions (As reported) .............       0.01        0.01*        0.01*
   Pro forma compensation expense--net of tax effect ..........      (0.01)      (0.02)*         --
                                                                  --------    --------     --------
        Pro forma net income (loss) + assumed conversion ......   $   0.00    $   0.01*    $   0.01*
                                                                  ========    ========     ========
Common shares used in computing diluted EPS: ..................      6,106       5,333*       4,044*
                                                                  ========    ========     ========

* Average share and per share amounts are based on shares issued or reserved for issuance to creditors.


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

      The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                                         June 30,
                                              -----------------------------------------------------------
                                                          2000                          1999
                                              ----------------------------   ----------------------------
                                                 Carrying                      Carrying
                                                  Amount      Fair Value        Amount       Fair Value
                                              -------------  -------------   -------------  -------------
Financial Assets:
  Cash and cash equivalents.................  $       4,088  $       4,088   $       4,111  $       4,111

LEASES

      The Company incurred rental expense for office space of $10,000, $10,000 and $12,000 for the years ended June 30, 2000, 1999, and 1998, respectively, and had no future minimum rental commitments at June 30, 2000 for noncancellable leases.

      The Company also incurred expense of $18,000, $19,000 and $14,000 for the years ended June 30, 2000, 1999, and 1998, respectively, for the reimbursement of office space and expenses in Maryland utilized by the Chairman and Chief Executive Officer of the Company, and is included in other operating expenses on the Company's Statement of Consolidated Operations. The Company is not a party to the lease.

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has not negotiated the terms of any contract termination and has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

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

QUARTERLY RESULTS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 2000 (in dollars, except per share amounts):


                                                            Year Ended June 30, 2000
                                             ------------------------------------------------------

                                                First        Second         Third        Fourth
                                               Quarter       Quarter       Quarter       Quarter
                                             ------------  ------------  ------------  ------------
Revenues...................................  $        224  $        223  $        194  $        231
Income before federal income tax...........            39            12             5            26
Federal income tax expense.................           (14)           (4)           (2)           (9)
    Net income.............................            25             8             3            17


Basic earnings per common share:
     Net income............................          0.00          0.00          0.00          0.00
Diluted earnings  per common share:
     Net income............................          0.00          0.00          0.00          0.00

        Total revenues were consistent for all quarters in fiscal year 2000, however, there were fluctuations in specific revenue categories during the year. Management fees received by the Company's assisted care management subsidiary, SHM, were $103,000, $107,000, $90,000 and $60,000 for the four quarters, respectively. The decrease is primarily due to lower occupancy and higher expenses as reported by Treemont, which resulted in a lower management fee to SHM. See the "Receivables" footnote for further information on the Company's assisted care management fee.

        The Company reported trust expense reimbursement revenue from the Creditors' Trust of $62,000, $65,000, $52,000 and $31,000 respectively for the four quarters of fiscal year 2000. This expected decline in revenue represents a decrease in the use of the Company's resources for the Creditors' Trust (see the "Creditors' Trust" footnote). In the fourth quarter, the Company reported a benefit in the amount of $80,000 resulting from a decrease in the long term accrued medical premiums liability. As discussed in the "Current and Long Term Liabilities" footnote, the liability was reduced due to a decrease in the population of people for whom the Company provides payments to be used for medical insurance.

        Expenses of SHM, primarily personnel and travel expenses, decreased consistent with the decrease in management fee revenue. The Company also experienced higher general and administrative expenses in the fourth quarter, including accounting fees, consulting fees and franchise tax expense.

       The following is a summary of the unaudited quarterly results of operations, as restated, for the year ended June 30, 1999 (in dollars, except per share amounts):


                                                           Year Ended June 30, 1999
                                             ------------------------------------------------------
                                                First        Second         Third        Fourth
                                               Quarter       Quarter       Quarter       Quarter
                                             ------------  ------------  ------------  ------------
Revenues...................................  $        259  $        346  $        206  $        191
Income (loss) before federal income tax....            36            48             4           (36)
Federal income tax benefit (expense).......           (13)          (17)           (1)           13
    Net income (loss)......................            23            31             3           (23)


Basic earnings (loss) per common share:
     Net income (loss).....................          0.00*         0.01*         0.00*         0.00*
Diluted earnings (loss) per common share:
     Net income (loss).....................          0.00*         0.01*         0.00*         0.00*

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

       Management fees received by the Company's assisted care management subsidiary, SHM, were $131,000, $148,000, $116,000 and $83,000 for the first through fourth quarters, respectively. The second quarter included a non-recurring increase in revenue of $61,000 as a result of an adjustment to the management fee received by SHM. The management fee received involves a calculation based on the gross receipts and net income of the assisted care facility in Houston, Texas. The billings were low in the fourth quarter related to a decrease in occupancy. For more information on the management fee, refer to the "Receivables" footnote.

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

INDUSTRY SEGMENT DATA OF OPERATIONS

       In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See the "Significant Accounting Policies" footnote for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

       The following table summarizes the Company's identifiable assets by segment as of June 30, 2000 and 1999 (in thousands):

                                                                            June 30, 2000    June 30, 1999
                                                                            -------------    -------------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation) ....................   $         246    $         717
     Real estate ........................................................           4,950            4,882
                                                                            -------------    -------------
                                                                                    5,196            5,599
                                                                            -------------    -------------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) .....           4,229            4,231
        Deferred tax assets--net ........................................           1,441            1,175
        Elimination of intercompany receivables .........................            (234)            (585)
                                                                            -------------    -------------
Total assets per Consolidated Balance Sheet .............................   $      10,632    $      10,420
                                                                            =============    =============

         The following table summarizes the Company's segment data of operations for the years ended June 30, 2000, 1999, and 1998 (in thousands):


                                                                     Years Ended June 30
                                                               --------------------------------
                                                                 2000        1999        1998
                                                               --------    --------    --------
Revenues:
   Assisted care management ................................   $    360    $    498    $    423
   Real estate .............................................          2          --          22
                                                               --------    --------    --------
                                                                    362         498         445
                                                               --------    --------    --------
   Reconciling items:
      Corporate interest income ............................        214         155          59
      Trust expense reimbursement ..........................        210         339         796
      Other corporate revenue ..............................         86          10         110
                                                               --------    --------    --------
                                                                    510         504         965
                                                               --------    --------    --------
Total revenues per Statement of Consolidated Operations ....   $    872    $  1,002    $  1,410
                                                               ========    ========    ========


Operating income (loss):
   Assisted care management ................................   $    210    $    329    $    272
   Real estate .............................................        (12)        (15)        (29)
                                                               --------    --------    --------
                                                                    198         314         243
                                                               --------    --------    --------
   Reconciling items:
      Corporate interest income ............................        214         155          52
      Trust expense reimbursement ..........................        210         339         796
      Unallocated corporate expenses .......................       (626)       (763)     (1,133)
      Other ................................................         86           7         114
                                                               --------    --------    --------
                                                                   (116)       (262)       (171)
                                                               --------    --------    --------
Income from operations before federal income tax
    per Statement of Consolidated Operations ...............   $     82    $     52    $     72
                                                               ========    ========    ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                      June 30,
                                                                                 -------------------
                                                                                   2000       1999
                                                                                 --------   --------
ASSETS

Current Assets:
    Cash and cash equivalents ................................................   $  4,085   $  4,104
    Receivables (including $80 and $10, respectively, receivables from
      subsidiaries eliminated in consolidation) ..............................        102         10
    Prepaid expenses .........................................................         42        117
                                                                                 --------   --------
                                                                                    4,229      4,231
                                                                                 --------   --------
Long Term Assets:
     Investments (including $5,068 and $5,557, respectively, investments
       in subsidiaries eliminated in consolidation) ..........................      5,068      5,557
     Deferred tax assets--net ................................................      1,441      1,175
                                                                                 --------   --------
                                                                                    6,509      6,732
                                                                                 --------   --------
           Total Assets ......................................................   $ 10,738   $ 10,963
                                                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses (including $154 and $591,
      respectively, payables to subsidiaries eliminated in consolidation) ....   $    267   $    773

Long Term Liabilities:
    Accrued medical insurance premiums .......................................        516        649
    Deferred compensation and fees ...........................................        102         52
                                                                                 --------   --------
                                                                                      618        701
                                                                                 --------   --------
                                                                                      885      1,474
                                                                                 --------   --------

Stockholders' equity:
   Preferred stock--($1.00 par value, 1,000 shares authorized, 0 shares
       issued and outstanding) ...............................................         --         --
   Common stock--($.10 par value, 15,000 shares authorized, 6,000 shares
       issued and outstanding)................................................        600        600
   Additional paid-in capital ................................................      9,205      8,894
   Accumulated earnings (deficit) ............................................         48         (5)
                                                                                 --------   --------
                                                                                    9,853      9,489
                                                                                 --------   --------
           Total Liabilities and Stockholders' Equity ........................   $ 10,738   $ 10,963
                                                                                 ========   ========

                              SIENA HOLDINGS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PAR VALUES)




                                                               Years Ended June 30,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
Revenues:
    Interest ........................................   $    214    $    155    $     52
    Trust expense reimbursement .....................        210         339         796
    Gain on sales ...................................         --          --          20
    Other ...........................................         86          11          90
                                                        --------    --------    --------
                                                             510         505         958
                                                        --------    --------    --------
Expenses:
    Personnel .......................................        288         288         727
    Other operating .................................        338         476         406
                                                        --------    --------    --------
                                                             626         764       1,133
                                                        --------    --------    --------
Loss from operations before income from
       subsidiaries and federal income tax ..........       (116)       (259)       (175)
    Equity in income of subsidiaries ................        126         311         247
    Income from subsidiaries - federal tax share ....         72          --          --
                                                        --------    --------    --------
Income before federal income tax ....................         82          52          72
Federal income tax expense ..........................        (29)        (18)        (25)
                                                        --------    --------    --------
        Net income ..................................   $     53    $     34    $     47
                                                        ========    ========    ========



     Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

                              SIENA HOLDINGS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Years Ended June 30,
                                                                          --------------------------------
                                                                            2000        1999        1998
                                                                          --------    --------    --------
Operating activities:
    Net income ........................................................   $     53    $     34    $     47
    Adjustments to reconcile net income to cash provided (used)
    by operations:
      Federal income tax utilization of pre-reorganization tax
           attributes .................................................         29          18          25
      Compensation expense for stock options ..........................         16          17          10
      Gain on sales ...................................................         --          --         (20)
      Equity in income of subsidiaries ................................       (126)       (311)       (247)
      Income from subsidiaries - federal tax share ....................        (72)         --          --
      (Increase) decrease in current assets and prepaid expenses -
          excluding receivables from subsidiaries .....................         53         (63)         15
      Increase (decrease) in current accounts payable and accrued
          expenses - excluding payables to subsidiaries ...............        (69)       (344)        390
      Net (decrease) increase in receivables from and payables
        to subsidiaries - net of federal tax share ....................       (435)        565          --
      Decrease in long term accrued medical insurance
          premiums ....................................................       (133)        (62)        (63)
      Increase in long term deferred compensation and fees ............         50          52          --
                                                                          --------    --------    --------
         Net cash provided (used) by operating activities .............       (634)        (94)        157
                                                                          --------    --------    --------

Investing activities:
    Net maturities/sales of investments ...............................         --          --          20
    Return of capital from investments in subsidiaries ................        615          --       1,679
                                                                          --------    --------    --------
          Net cash provided by investing activities ...................        615          --       1,699
                                                                          --------    --------    --------

Financing activities:
    Issuance of common stock--net .....................................         --       2,102          --
                                                                          --------    --------    --------
         Net cash provided by financing activities ....................         --       2,102          --
                                                                          --------    --------    --------

Net increase (decrease) in cash and cash equivalents ..................        (19)      2,008       1,856
Cash and cash equivalents at beginning of year ........................      4,104       2,096         240
                                                                          --------    --------    --------
Cash and cash equivalents at end of year ..............................   $  4,085    $  4,104    $  2,096
                                                                          ========    ========    ========
Non-cash transactions:
    Issuance of stock options .........................................   $     16    $     17    $     10


 Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)






                                            Initial cost to Company   Cost capitalized to acquisition
                                            ------------------------  -------------------------------

                                                       Buildings and
         Description          Encumbrances    Land     improvements     Improvements  Carrying costs
----------------------------- ------------  ---------  -------------    ------------  --------------
185.1 gross acres of
  unimproved land in Allen,
  Texas (the "Allen
  property").................           --  $  4,800*  $          --    $        149  $           --
----------------------------- ------------  ---------  -------------    ------------  --------------


                                   Gross amount at which carried
                                            at close of
                                          June 30, 2000(**)
                                   -----------------------------

                                                                                                                     Life on which
                                                                                                                     depreciation
                                                                                                                      in latest
                                                                                                                        income
                                            Buildings and                  Accumulated    Date of         Date       statements is
         Description                Land    improvements   Total           depreciation  construction    acquired       computed
-----------------------------     --------  ------------- -------          ------------  ------------   ----------   -------------
185.1 gross acres of
  unimproved land in Allen,
  Texas (the "Allen
  property").................     $  4,949  $          --   4,949          $         --           N/A     3/5/97           N/A
-----------------------------     --------  ------------- -------          ------------  ------------   ----------   -------------



The changes in the investment in real estate is as follows (in thousands):


                                                                          Years Ended June 30
                                                             ---------------------------------------------
                                                                 2000            1999             1998
                                                             ------------    -------------    ------------
                                                             $      4,879    $       4,800    $      4,800
    Additions during the year:
        Additions through foreclosure...............                   --               --              --
        Other acquisitions..........................                   --               --              --
        Improvements, etc. .........................                   70               79              --
        Other.......................................                   --               --              --
                                                             ------------    -------------    ------------
                                                                       70               79              --
                                                             ------------    -------------    ------------

    Deductions during the year:
        Cost of real estate sold....................                   --               --              --
        Other.......................................                   --               --              --
                                                             ------------    -------------    ------------
                                                                       --               --              --
                                                             ------------    -------------    ------------

                                                             $      4,949    $       4,879    $      4,800
                                                             ============    =============    ============


* The fair market value of the property on the date the Company adopted fresh-start accounting (see "Item 8. Financial Statements and Supplementary Data--Significant Accounting Policies" footnote).

** The aggregate cost for Federal income tax purposes of the Allen property at June 30, 2000, 1999 and 1998 is $6.74 million, $6.67 million and $6.59 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

      The Company held its Annual Meeting of Stockholders on December 13, 1999, and elected the following five directors to serve until the next annual meeting and until their successors are elected and qualified:

      JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 53.

      ERIK M. BODOW -- Chief Administration Officer, GEM Capital Management, Inc., from 1999, Senior Vice President, Sagner/Marks, Inc., from 1992 to 1999; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 57.

      JAMES D. KEMP -- Principal, Antaean Solutions, LLC, since 1997; President and Chief Executive Officer, The Trust Company, N.A., from 1996 to 1997; President and Chief Executive Officer, Kemp Consulting, from 1992 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1992. Age 53.

      MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 69.

      FRANK B. RYAN -- Professor of Mathematics at Rice University (currently on leave); Director, Danielson Holding Corporation; Director, Texas Micro, Inc.; Director, America West Airlines, Inc. Age 64.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following two executive officers were approved by the Board of Directors and given separate five year retention agreements effective December 1, 1997:

      JOHN P. KNEAFSEY -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

      W. JOSEPH DRYER -- President and Chief Accounting Officer of the Company since October 4, 1996, prior thereto, Senior Vice President from January 1995; President and Director of Russian River Energy Co. from 1992 to 1994; President and Director of Geothermal Resources International, Inc. since 1994, prior thereto, an officer since 1984; and President of Worldcorp, Inc. since May, 2000. Age 45.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2000 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2000 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this report:

           (i) The following consolidated financial statements are included in
      Item 8.

                                                                                                             Pages
                                                                                                             -----
                Consolidated Balance Sheet--June 30, 2000 and 1999..........................................  17
                Statement of Consolidated Operations--Years Ended June 30, 2000, 1999 and 1998..............  18
                Statement of Consolidated Stockholders' Equity--Years Ended June 30, 2000, 1999
                   and 1998.................................................................................  19
                Statement of Consolidated Cash Flows--Years Ended June 30, 2000, 1999 and 1998..............  20
                Notes to Consolidated Financial Statements..................................................  21

           (ii) The following financial statement schedules are included in Item 8:

                Schedule I--Condensed Financial Information of Registrant...................................  38
                Schedule III--Real Estate and Accumulated Depreciation......................................  41

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

      (b)  Exhibits:

           Exhibit
           Number
           -------
           (21)     List of subsidiaries of Registrant.

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

                                                        SIENA HOLDINGS, INC.
                                                             Registrant



Date:  September 26, 2000                        /s/      W.  JOSEPH DRYER
                                                 -------------------------------
                                                          W. Joseph Dryer
                                                    Principal Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 26, 2000                        /s/      W.  JOSEPH DRYER
                                                 -------------------------------
                                                          W. Joseph Dryer
                                                             President

      Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.


Date:  September 26, 2000                 By  /s/       JOHN P. KNEAFSEY
                                              ----------------------------------
                                                   (John P. Kneafsey, Chairman)


Date:  September 26, 2000                 By  /s/        ERIK M. BODOW
                                              ----------------------------------
                                                        (Erik M. Bodow)


Date:  September 26, 2000                 By  /s/        JAMES D. KEMP
                                              ----------------------------------
                                                        (James D. Kemp)


Date:  September 26, 2000                 By  /s/     MATTHEW S. METCALFE
                                              ----------------------------------
                                                     (Matthew S. Metcalfe)


Date:  September 26, 2000                 By  /s/        FRANK B. RYAN
                                              ----------------------------------
                                                        (Frank B. Ryan)

                               INDEX TO EXHIBITS


           Exhibit
           Number                       DESCRIPTION
           -------                      -----------
           (21)     List of subsidiaries of Registrant.

           (27)     Financial Data Schedules (submitted to the Securities and Exchange Commission for its information).