Form 10-Q
period 2000-09-30
SIENA HOLDINGS INC
filed 2000-11-09
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (972) 381-4255
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES |X| NO |_|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES |X| NO |_|

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2000: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets -- September 30, 2000 and June 30, 2000.. 2 Statements of Consolidated Operations -- Quarters Ended
          September 30, 2000 and 1999........................................ 3
        Statements of Consolidated Cash Flows -- Quarters Ended
          September 30, 2000 and 1999........................................ 4
        Notes to Consolidated Financial Statements........................... 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations................................................11
        Liquidity and Capital Resources......................................13

                       PART II -- OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 3. Defaults Upon Senior Securities......................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                September 30, 2000     June 30, 2000
                                                                ------------------     -------------
                                                                   (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ..................................      $ 4,059              $ 4,088
    Receivables ................................................          119                  112
    Prepaid expenses ...........................................           21                   42
                                                                      -------              -------
                                                                        4,199                4,242
                                                                      -------              -------
Long Term Assets:
    Investment in real estate ..................................        5,058                4,949
    Deferred tax assets - net ..................................        1,441                1,441
                                                                      -------              -------
                                                                        6,499                6,390
                                                                      -------              -------
         Total Assets ..........................................      $10,698              $10,632
                                                                      =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................      $   217              $   161
Long Term Liabilities:
    Accrued medical insurance premiums .........................          502                  516
    Deferred compensation and fees .............................          107                  102
                                                                      -------              -------
                                                                          609                  618
                                                                      -------              -------
                                                                          826                  779
                                                                      -------              -------
Stockholders' Equity:
    Preferred stock -- ($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................           --                   --
    Common stock -- ($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................          600                  600
    Other paid-in capital ......................................        9,215                9,205
    Retained earnings ..........................................           57                   48
                                                                      -------              -------
                                                                        9,872                9,853
                                                                      -------              -------
         Total Liabilities and Stockholders' Equity ............      $10,698              $10,632
                                                                      =======              =======

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED OPERATIONS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                              Quarter Ended  Quarter Ended
                                                              September 30,  September 30,
                                                                  2000           1999
                                                              -------------  -------------
Revenues:
   Commissions and fees ................................         $   60         $  103
   Interest ............................................             56             51
   Trust expense reimbursement .........................             61             63
   Other ...............................................              1              7
                                                                 ------         ------
                                                                    178            224
                                                                 ------         ------
Expenses:
   Personnel ...........................................             88             98
   Other operating .....................................             76             87
                                                                 ------         ------
                                                                    164            185
                                                                 ------         ------
Income from operations before federal income tax expense             14             39
Federal income tax expense .............................              5             14
                                                                 ------         ------
Net income .............................................         $    9         $   25
                                                                 ======         ======

Basic earnings per share:
   Net income ..........................................         $ 0.00         $ 0.00
Average number of shares ...............................          6,000          6,000 *

Diluted earnings per share:
   Net income ..........................................         $ 0.00         $ 0.00 *
Average number of shares ...............................          6,117          6,060 *

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                    Quarter Ended     Quarter Ended
                                                                                    September 30,     September 30,
                                                                                        2000              1999
                                                                                    -------------     -------------
Operating activities:
       Net income ............................................................         $     9          $    25
       Adjustments to reconcile net income to net cash used by operations:
          Federal income tax expense charged to additional paid-in capital due
             to the utilization of pre-reorganization tax attributes .........               5               14
          Compensation expense for stock options .............................               5                4
          Decrease (increase) in current accounts receivable and prepaid
             expenses ........................................................              14              (39)
          Decrease in current operating accounts payable and accrued
             expenses ........................................................             (24)             (83)
          Decrease in long term accrued medical insurance premiums ...........             (14)             (16)
          Increase in long term deferred compensation and fees ...............               5               20
                                                                                       -------          -------
                 Net cash used by operating activities .......................              --              (75)
                                                                                       -------          -------

Investing activities:
       Increase in investment in real estate net of related payables of
           $80,000 and $0, respectively ......................................             (29)             (20)
                                                                                       -------          -------
                  Net cash used by investing activities ......................             (29)             (20)
                                                                                       -------          -------

Net decrease in cash and cash equivalents ....................................             (29)             (95)
Cash and cash equivalents at beginning of period .............................           4,088            4,111
                                                                                       -------          -------
Cash and cash equivalents at end of period ...................................         $ 4,059          $ 4,016
                                                                                       =======          =======
Cash payments for:
       Interest ..............................................................         $    --          $    --
       Federal income tax ....................................................         $    --          $    --

Non-cash transactions:
       Compensation expense related to stock options .........................         $     5          $     4

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                               September 30, 2000

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

      The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

      The Joint Plan provided for a transfer by the Company of $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"). Subject to certain exceptions, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. In March 2000, the LFC Creditors' Trust received $7.1 million of net proceeds frm the LFC/LMUSA Litigation Trust resulting from litigation. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any additional proceeds which will benefit the Creditors Trust and former creditors.

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through June 30, 2000 was $31.1 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

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

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE C-- CREDITORS' TRUST".

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust, and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

      The Company charged to the Creditors' Trust expenses of $61,000 and $63,000 for the quarters ended September 30, 2000 and 1999, respectively, reported as trust expense reimbursement on the Company's Statement of Consolidated Operations. The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2001 as remaining assets are liquidated.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The real property consists of
185.1 acres (approximately 160.9 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 37.6 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 29.1 net acres zoned commercial and one tract of 4.6 net acres zoned residential. Management is attempting to have the one residential tract rezoned as commercial. The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. Also in fiscal year 1999, the City of Allen constructed a city park off a Exchange Parkway near the multi-family tract. In fiscal year 2000, the Company has reviewed the real estate interests held and has continued to market the property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property.

      During fiscal year 2000 and continued into fiscal year 2001, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur. See "Note J -- Subsequent Events".

      Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance for deferred tax assets by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. The Company reported a net deferred tax asset balance of $1.441 million and $1.441 million as of September 30 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of September 30, 2000 will be allocated to additional paid-in capital.

NOTE E -- STOCKHOLDERS' EQUITY

      As of September 30, 2000 and June 30, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI and its subsidiaries reported a tax benefit of $5,000 and $14,000 as an increase to additional paid-in capital for the quarters ended September 30, 2000 and 1999, respectively, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

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

NOTE F -- DEFERRED TAX ASSETS

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95.4 million and $95.4 million in gross deferred tax assets as of September 30 and June 30, 2000, respectively, subject to an offsetting valuation allowance of approximately $94.0 million and $94.0 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of September 30, 2000.

NOTE G -- EARNINGS PER SHARE

      Earnings per common share were determined using the weighted average shares issued or reserved for issuance. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"). The effects of outstanding options are included in the calculation of diluted earnings per common share to the extent that they are dilutive to earnings.

NOTE H -- LEGAL PROCEEDINGS

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has begun negotiations with Treemont on the terms of a contract termination but has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

NOTE I -- INDUSTRY SEGMENT DATA OF OPERATIONS

      The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those of the Company . Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2000, for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

      The following table summarizes the Company's identifiable assets by segment as of September 30, 2000 and June 30, 2000 (in thousands):

                                                                       September 30,    June 30,
                                                                           2000           2000
                                                                       -------------   -----------
Identifiable assets:
     Assisted care facility management (including receivable from
         parent company eliminated in consolidation) ..............      $    274       $    246
     Real estate ..................................................         5,062          4,950
                                                                         --------       --------
                                                                            5,336          5,196
                                                                         --------       --------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation)         4,203          4,229
        Deferred tax assets--net ..................................         1,441          1,441
        Elimination of intercompany receivables ...................          (282)          (234)
                                                                         --------       --------
Total assets per Consolidated Balance Sheet .......................      $ 10,698       $ 10,632
                                                                         ========       ========

      The following table summarizes the Company's segment data of operations for the quarters ended September 30, 2000 and 1999 (in thousands):

                                                                 Quarter Ended   Quarter Ended
                                                                  September 30,  September 30,
                                                                      2000           1999
                                                                 --------------  -------------
Revenues:
   Assisted care management ................................         $  60          $ 103
   Real estate .............................................             1              1
                                                                     -----          -----
                                                                        61            104
                                                                     -----          -----
   Reconciling items:
      Corporate interest income ............................            56             51
      Trust expense reimbursement ..........................            61             63
      Other corporate revenue ..............................            --              6
                                                                     -----          -----
                                                                       117            120
                                                                     -----          -----
Total revenues per Statement of Consolidated  Operations ...         $ 178          $ 224
                                                                     =====          =====

Operating income (loss):
   Assisted care management ................................         $  35          $  55
   Real estate .............................................             1             (3)
                                                                     -----          -----
                                                                        36             52
                                                                     -----          -----
   Reconciling items:
      Corporate interest income ............................            56             51
      Trust expense reimbursement ..........................            61             63
      Unallocated corporate expenses .......................          (139)          (133)
      Other ................................................            --              6
                                                                     -----          -----
                                                                       (22)           (13)
                                                                     -----          -----
Income from operations before federal income tax expense per
   Statement of Consolidated Operations ....................         $  14          $  39
                                                                     =====          =====

NOTE J -- SUBSEQUENT EVENTS

      As reported on Form 8-K filed by the Company on October 30, 2000, as part of the ordinary course of business, the Company completed the sale of approximately 5.6 acres of property zoned commercial located in Allen, Texas, to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled approximately $1.2 million. Accordingly, the Company expects to report a gain on the sale of approximately $800,000 in its fiscal quarter ended December 31, 2000. This sale is consistent with the Company's core business of real estate management, sale and development.

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

      The operating results of the Company during the quarters ended September 30, 2000 and 1999 were as follows (in thousands):

                                                     Quarter Ended     Quarter Ended
                                                      September 30,    September 30,
                                                          2000             1999
                                                     --------------    -------------
Operating income (loss):
   Assisted care management ..................           $  35            $  55
   Real estate ...............................               1               (3)
   Other .....................................             117              120
                                                         -----            -----
                                                           153              172
Expenses:
   General and administrative ................            (139)            (133)
                                                         -----            -----

Income before federal income tax expense .....              14               39
Federal income tax expense ...................               5               14
                                                         -----            -----
       Net income ............................           $   9            $  25
                                                         =====            =====

      Assisted Care Management. The decrease in the profitability of the assisted care management operations of $20,000 for the quarter ended September 30, 2000 as compared to the same quarter in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, for more information on the Company's assisted care business and management contract. Management fee income was $43,000 lower in the in the first quarter of fiscal year 2001 as compared to fiscal year 2000, as a result of higher expenses and lower occupancy reported by Treemont. This decrease was partially offset by a decrease of $10,000 in commission based personnel expense and a decrease of $13,000 in travel and certain computer related costs for a net decrease in operating income of $20,000.

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has begun negotiations with Treemont on the terms of a contract termination but has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

      Real Estate. The Company's investment in real estate is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. The real property consists of 185.1 acres (approximately 160.9 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes four tracts of land: one tract of approximately 37.6 net acres zoned multi- family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 29.1 net acres zoned commercial and one tract of 4.6 net acres zoned residential. Management is attempting to have the one residential tract rezoned as commercial. The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries.

      The Company attempted to increase the values of the property through the re-zoning and relocation of zoning in certain tracts. The Company was notified in fiscal year 1999 that its re-zoning application was approved, relocating its multi-family tract to a more accessible location and changing the single family zoning to light industrial. Also in fiscal year 1999, the City of Allen constructed a city park off a Exchange Parkway near the multi-family tract. In fiscal year 2000, the Company has reviewed the real estate interests held and has continued to market the property. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. A concept site plan and related marketing materials have been developed for the light industrial property.

      During fiscal year 2000 and continuing into fiscal year 2001, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties. Based on these negotiations, management believes that the Company would be able to sell the Allen property for a value in excess of the carrying amount. While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      As reported on Form 8-K filed by the Company on October 30, 2000, as part of the ordinary course of business, the Company completed the sale of approximately 5.6 acres of property zoned commercial located in Allen, Texas, to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled approximately $1.2 million. Accordingly, the Company expects to report a gain on the sale of approximately $800,000 in its fiscal quarter ended December 31, 2000. This sale is consistent with the Company's core business of real estate management, sale and development.

      Due to the change in zoning received on certain tracts and improved market conditions and based on the negotiations described above, management believes that the Company would be able to sell the Allen property for a value in excess of the tax basis. As a result, during the year ended June 30, 1999, the Company decreased the valuation allowance for deferred tax assets by $1.175 million and additional paid-in capital was increased by $1.175 million to reflect potential utilization of a portion of the consolidated net operating loss carryforward. As a result of the new survey and the change in the flood plain acreage, the Company decreased the valuation allowance for deferred tax assets by an additional $266,000 and additional paid-in capital was increased by $266,000 in fiscal year 2000. The Company reported a net deferred tax asset balance of $1.441 million and $1.441 million as of September 30 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheet. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of September 30, 2000 will be allocated to additional paid-in capital.

      The real estate operating results for the first quarters in fiscal year 2001 and fiscal year 2000 are consistent. However, improvement costs of $109,000 related to developing the property were capitalized during the quarter ended September 30, 2000 in accordance with the Company's capitalization policy, as compared to $20,000 of costs that were capitalized during the quarter ended September 30, 1999. The increase in fiscal year 2001 is due to work being performed related to the flood plain recovery project. Approximately one-half of the project was completed in the first quarter and accrued by the Company as of September 30, 2000. The work is expected to be completed in the second quarter of fiscal year 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Operations. The Company reported other operating income of $117,000 and $120,000 for the quarters ended September 30, 2000 and 1999, respectively. This included an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $61,000 and $63,000 for the quarters ended September 30, 2000 and 1999, respectively. The allocation of overhead to the Creditors' Trust is expected to decrease during fiscal year 2001 as the net assets of the Creditors' Trust are liquidated. The remaining income consisted primarily of interest income of $56,000 and $51,000 for the quarters ended September 30, 2000 and 1999, respectively.

      Expenses. General and administrative expenses were consistent at $133,000 for the quarter ended September 30, 1999 and $139,000 for the quarter ended September 30, 2000. There were no significant variances.

Liquidity and Capital Resources

      As of September 30, 2000, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of September 30, 2000.

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

      In the fourth quarter of fiscal year 2000, the owners of Treemont advised the Company that they intended to market and sell the Treemont facility. The management agreement provides for the Company to receive a negotiated share of the proceeds. The Company has begun negotiations with Treemont on the terms of a contract termination but has not been advised of any sale by the owners of Treemont. Although the potential share of sale proceeds may partially offset the future lost revenue, any sale would have a material impact on the Company's operations.

Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2000, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

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

                                                     SIENA HOLDINGS, INC.
                                                     --------------------
                                                         (Registrant)


Date: November 8, 2000                      By:      /S/ W. JOSEPH DRYER
                                                --------------------------------
                                                          President


Date: November 8, 2000                      By:      /S/ W. JOSEPH DRYER
                                                --------------------------------
                                                  Principal Accounting Officer