Form 10-Q
period 2000-12-31
SIENA HOLDINGS INC
filed 2001-02-12
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                   75-1043392
         -------------------------------                   ------------------
         (State or other jurisdiction of                   (I.R.S. employer
          incorporation or organization)                   identification no.)

5068 West Plano Parkway, Suite 300, Plano, Texas                 75093
------------------------------------------------               ---------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of February 1, 2001: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - December 31, 2000 and June 30, 2000 . 2 Statements of Consolidated Operations and Comprehensive Income -
          Quarters and Six Months Ended December 31, 2000 and 1999 ........    3
        Statements of Consolidated Cash Flows - Six Months Ended
          December 31, 2000 and 1999 ......................................    4
        Notes to Consolidated Financial Statements ........................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations .............................................   12
        Liquidity and Capital Resources ...................................   15

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   15

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings .................................................   15

Item 3. Defaults Upon Senior Securities ...................................   15

Item 4. Submission of Matters to a Vote of Security Holders ...............   15

Item 6. Exhibits and Reports on Form 8-K ..................................   16

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                 December 31, 2000    June 30, 2000
                                                                 -----------------    -------------
                                                                    (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ..................................    $     4,950      $     4,088
    Investments in equity securities ...........................             91               --
    Receivables ................................................            124              112
    Prepaid expenses ...........................................            208               42
                                                                    -----------      -----------
                                                                          5,373            4,242
                                                                    -----------      -----------
Long Term Investments:
    Investment in real estate ..................................          4,717            4,949
    Deferred tax assets - net ..................................          1,526            1,441
                                                                    -----------      -----------
                                                                          6,243            6,390
                                                                    -----------      -----------
         Total Assets ..........................................    $    11,616      $    10,632
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................    $       158      $       161
Long Term Liabilities:
    Accrued medical insurance premiums .........................            488              516
    Deferred compensation and fees .............................            309              102
                                                                    -----------      -----------
                                                                            797              618
                                                                    -----------      -----------
                                                                            955              779
                                                                    -----------      -----------
Stockholders' Equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................             --               --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................            600              600
    Additional paid-in capital .................................          9,545            9,205
     Accumulated earnings ......................................            511               48
    Accumulated other comprehensive income .....................              5               --
                                                                    -----------      -----------
                                                                         10,661            9,853
                                                                    -----------      -----------
         Total Liabilities and Stockholders' Equity ............    $    11,616      $    10,632
                                                                    ===========      ===========

See notes to consolidated financial statements.

                    STATEMENTS OF CONSOLIDATED OPERATIONS AND
                        COMPREHENSIVE INCOME (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                        Quarter Ended        Six Months Ended
                                                         December 31           December 31
                                                      -----------------      -----------------
                                                       2000       1999        2000       1999
                                                      ------     ------      ------     ------
Revenues:
   Commissions and fees .........................     $   69     $  107      $  129     $  210
   Interest .....................................         76         50         132        101
   Trust expense reimbursement ..................        265         65         326        128
   Gain on sale of real estate ..................        828         --         828         --
   Other ........................................          1          1           2          8
                                                      ------     ------      ------     ------
                                                       1,239        223       1,417        447
                                                      ------     ------      ------     ------
Expenses:
   Personnel ....................................        347        101         435        199
   Other operating ..............................        193        110         269        197
                                                      ------     ------      ------     ------
                                                         540        211         704        396
                                                      ------     ------      ------     ------
Income from operations before federal
     income tax expense .........................        699         12         713         51
Federal income tax expense ......................        245          4         250         18
                                                      ------     ------      ------     ------

Net income ......................................        454          8         463         33

Other comprehensive income, net of tax:
    Unrealized holding gains on equity securities          5         --           5         --
                                                      ------     ------      ------     ------
Comprehensive income ............................     $  459     $    8      $  468     $   33
                                                      ======     ======      ======     ======

Basic earnings per share:
   Net income ...................................     $ 0.08     $ 0.00*     $ 0.08     $ 0.01*

Average number of shares ........................      6,000      6,000*      6,000      6,000*

Diluted earnings per share:
   Net income ...................................     $ 0.07     $ 0.00*     $ 0.08     $ 0.01*
Average number of shares ........................      6,136      6,123*      6,126      6,092*

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                   Six Months         Six Months
                                                                                     Ended              Ended
                                                                                  December 31,       December 31,
                                                                                      2000               1999
                                                                                  ------------      ------------
Operating activities:
      Net income ............................................................     $        463      $         33
      Adjustments to reconcile net income to net cash used by operating activities:
         Federal income tax expense charged to additional paid-in capital due                                  8
            to the utilization of pre-reorganization tax attributes .........                5                 1
         Federal income tax expense charged to deferred tax assets due
            to gain on sale of real estate ..................................              239                --
         Gain on sale of real estate ........................................             (828)               --
         Compensation expense for stock options .............................                8                 8
         Increase in current receivables and prepaid expenses ...............             (178)              (59)
         Decrease in current accounts payable and accrued expenses ..........               (3)              (67)
         Decrease in long term accrued medical insurance premiums ...........              (28)              (31)
         Increase in long term deferred compensation and fees ...............              207                25
                                                                                  ------------      ------------
               Net cash used by operating activities ........................             (115)              (73)
                                                                                  ------------      ------------

Investing activities:
      Purchases of available-for-sale securities ............................              (83)               --
      Sale of real estate ...................................................            1,203                --
      Increase in investment in real estate .................................             (143)              (39)
                                                                                  ------------      ------------
                 Net cash provided (used) by investing activities ...........              977               (39)
                                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents ........................              862              (112)
Cash and cash equivalents at beginning of period ............................            4,088             4,111
                                                                                  ------------      ------------
Cash and cash equivalents at end of period ..................................     $      4,950      $      3,999
                                                                                  ============      ============

Cash payments for:
      Interest ..............................................................     $         --      $         --
      Federal income tax ....................................................     $         --      $         --

Non-cash transactions:
      Issuance of stock options .............................................     $          8      $          8

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                December 31, 2000

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

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust, and will terminate on October 4, 2001, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

      The Company charged to the Creditors' Trust expenses of $265,000 and $326,000 for the quarter and six months ended December 31, 2000, respectively, and $65,000 and $128,000 for the quarter and six months ended December 31, 1999, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income. The charges in the second quarter of fiscal year 2001 include $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2001 as remaining assets are liquidated.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- ASSISTED CARE FACILITY MANAGEMENT AGREEMENT

      Siena Housing Management, Inc. ("SHM") manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, for more information on the Company's assisted care business and management contract.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consents that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agree to provide written notice of the commencement of any negotiations. SHM has not been notified of any sale negotiations to date. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds.

      The Management Agreement or the First Amendment are not shown as an asset on the Consolidated Balance Sheets of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the potential sale of the facility.

NOTE E -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. ("LLG"). As of December 31, 2000, the cost and fair value of the securities based on quoted market prices were reported as $83,000 and $91,000, respectively. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive income, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets.

NOTE F -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consist of 179.5 acres (approximately 155.3 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2000. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2000, the Allen property included five tracts of land: one tract of approximately 36.9 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial and 5 acres of the multi-family property re-zoned as light industrial.

      The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries. The Company was successful in fiscal year 1999 in re-zoning and relocation of zoning in certain tracts. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. During fiscal year 2000 and continued into fiscal year 2001, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties.

      On October 30, 2000, as disclosed in a current report on Form 8-K filed on October 31, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.203 million and the Company recorded a gain on sale of $828,000 as reported in the Company's Statements of Consolidated Operations and Comprehensive Income. The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets of $239,000. Approximately $6,000 of alternative minimum tax expense will be due by the Company.

      Based on the property sale, the other negotiations described above and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $324,000 and additional paid-in-capital was increased by $324,000 in the quarter ended December 31, 2000. The Company reported a net deferred tax asset balance of $1.526 million and $1.441 million as of December 31 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of December 31, 2000 will be allocated to additional paid-in capital.

      While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

NOTE G -- STOCKHOLDERS' EQUITY

      As of December 31and June 30, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI and its subsidiaries reported federal income tax expense of $245,000 and $250,000 for the quarter and six months ended December 31, 2000, respectively, and $4,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively. This was offset by a tax benefit of $239,000 and $244,000 for the quarter and six months ended December 31, 2000, respectively, and $4,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively, as an increase to additional paid-in capital or a charge to deferred tax assets resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company has investments in available-for-sale equity securities which are carried at fair value based on quoted market prices. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive income, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets.

      At the annual meeting on December 15, 2000, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and
(b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 2000, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated October 30, 2000. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses;
(d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and (f) other relevant factors.

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

      The Company, as of December 31 and June 30, 2000, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- DEFERRED TAX ASSETS AND FEDERAL INCOME TAX EXPENSE

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95.4 million in gross deferred tax assets as of June 30, 2000, subject to an offsetting valuation allowance of approximately $94.0 million. As a result of the gain on sale of real estate recognized in October 2000, the Company offset a portion of the income tax expense due to the gain on sale against the existing deferred tax assets, resulting in a decrease in the deferred tax assets of $239,000. In addition, based on recent real estate activity and improved market conditions (see "Note E--Investment in Real Estate"), management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. Thus, the Company reduced the valuation allowance for deferred tax assets by $324,000 and additional paid-in-capital was increased by $324,000 in the quarter ended December 31, 2000. The Company reported a net deferred tax asset balance of $1.526 million and $1.441 million as of December 31 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of December 31, 2000.

      SHI and its subsidiaries reported federal income tax expense of $245,000 and $250,000 for the quarter and six months ended December 31, 2000, respectively, and $4,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively. This was partially offset by a tax benefit of $239,000 and $244,000 for the quarter and six months ended December 31, 2000, respectively, and $4,000 and $18,000 for the quarter and six months ended December 31, 1999, respectively, as an increase to additional paid-in capital or a charge to deferred tax assets resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. The Company also reported approximately $6,000 of alternative minimum tax expense for the quarter and six months ended December 31, 2000. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

NOTE I -- EARNINGS PER SHARE

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

NOTE J -- INDUSTRY SEGMENT DATA OF OPERATIONS

      The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate management, sale and development. The accounting policies of the segments are the same as those of the Company . Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2000, for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

      The following table summarizes the Company's identifiable assets by segment as of December 31 and June 30, 1999 (in thousands):

                                                                            December 31, 2000      June 30, 2000
                                                                            -----------------      -------------
      Identifiable assets:
           Assisted care facility management (including receivable from
               parent company eliminated in consolidation) ..............     $          304      $          246
           Real estate ..................................................              5,709               4,950
                                                                              --------------      --------------
                                                                                       6,013               5,196
                                                                              --------------      --------------
           Reconciling items:
              Corporate cash, receivables and prepaid expenses (including
                  receivable from subsidiary eliminated in consolidation)              4,281               4,229
              Deferred tax assets--net ..................................              1,526               1,441
              Elimination of intercompany receivables ...................               (204)               (234)
                                                                              --------------      --------------
      Total assets per Consolidated Balance Sheets ......................     $       11,616      $       10,632
                                                                              ==============      ==============

      The following table summarizes the Company's segment data of operations for the quarters and six months ended December 31, 2000 and 1999 (in thousands):

                                                           Quarter Ended             Six Months Ended
                                                            December 31                 December 31
                                                       ---------------------       ---------------------
                                                         2000          1999          2000          1999
                                                       -------       -------       -------       -------
Revenues:
   Assisted care management .....................      $    69       $   107       $   129       $   210
   Real estate ..................................          838             1           839             2
                                                       -------       -------       -------       -------
                                                           907           108           968           212
                                                       -------       -------       -------       -------
   Reconciling items:
      Corporate interest income .................           67            50           123           101
      Trust expense reimbursement ...............          265            65           326           128
      Other corporate revenue ...................           --            --            --             6
                                                       -------       -------       -------       -------
                                                           332           115           449           235
                                                       -------       -------       -------       -------
Total revenues per Statement of Consolidated
   Operations and Comprehensive Income ..........      $ 1,239       $   223       $ 1,417       $   447
                                                       =======       =======       =======       =======
Operating income (loss):
   Assisted care management .....................      $    39       $    64       $    74       $   119
   Real estate ..................................          837            (7)          838           (10)
                                                       -------       -------       -------       -------
                                                           876            57           912           109
                                                       -------       -------       -------       -------
   Reconciling items:
      Corporate interest income .................           67            50           123           101
      Trust expense reimbursement ...............          265            65           326           128
      Unallocated corporate expenses ............         (509)         (160)         (648)         (294)
      Other .....................................           --            --            --             7
                                                       -------       -------       -------       -------
                                                          (177)          (45)         (199)          (58)
                                                       -------       -------       -------       -------
Income from operations before federal income tax
   expense per Statement of Consolidated
   Operations and Comprehensive Income ..........      $   699       $    12       $   713       $    51
                                                       =======       =======       =======       =======

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

      The operating results of the Company during the quarters and six months ended December 31, 2000 and 1999, were as follows (in thousands):

                                                    Quarter Ended           Six Months Ended
                                                     December 31               December 31
                                                 --------------------      --------------------
                                                   2000        1999         2000         1999
                                                 -------      -------      -------      -------
Operating income (loss):
   Assisted care management ................     $    39      $    64      $    74      $   119
   Real estate .............................         837           (7)         838          (10)
                                                 -------      -------      -------      -------
                                                     876           57          912          109
                                                 -------      -------      -------      -------
Other income and expenses:
   Interest income .........................          67           50          123          101
   Trust expense reimbursement income ......         265           65          326          128
   Unallocated corporate expenses ..........        (509)        (160)        (648)        (294)
   Other ...................................          --           --           --            7
                                                 -------      -------      -------      -------
                                                    (177)         (45)        (199)         (58)
                                                 -------      -------      -------      -------

Income from operations before federal income
   tax expense .............................         699           12          713           51
Federal income tax expense .................         245            4          250           18
                                                 -------      -------      -------      -------
      Net income ...........................     $   454      $     8      $   463      $    33
                                                 =======      =======      =======      =======

      Assisted Care Management. The decrease in the profitability of the assisted care management operations of $35,000 and $55,000 for the quarter and six months ended December 31, 2000, respectively, as compared to the same periods in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under the Management Agreement, SHM receives a fee based on gross revenues and net income of Treemont. Management fee income was $38,000 and $81,000 lower in the in the quarter and six month period of fiscal year 2001, respectively, as compared to the same periods in fiscal year 2000, primarily due to higher insurance expense and lower occupancy reported by Treemont. While occupancy rates are down from the prior fiscal year, there has been a slight increase in the rates reported over the prior quarter. The decrease in income was partially offset by a decrease in commission-based personnel expense, travel and certain computer related costs.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consents that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agree to provide written notice of the commencement of any negotiations. SHM has not been notified of any sale negotiations to date. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds.

      The Management Agreement or the First Amendment are not shown as an asset on the Consolidated Balance Sheets of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the potential sale of the facility.

      Real Estate. The Company's investment in real estate, owned by LLG, consist of 179.5 acres (approximately 155.3 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2000. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2000, the Allen property included five tracts of land: one tract of approximately 36.9 net acres zoned multi-family, one tract of approximately 89.6 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial and 5 acres of the multi-family property re-zoned as light industrial.

      The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries. The Company was successful in fiscal year 1999 in re-zoning and relocation of zoning in certain tracts. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development. During fiscal year 2000 and continued into fiscal year 2001, the Company has held negotiations with third parties for the sale of certain parcels of the Allen property, including negotiations on the light industrial property and a portion of one of the commercial properties.

      On October 30, 2000, as disclosed in a current report on Form 8-K filed on October 31, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.203 million and the Company recorded a gain on sale of $828,000 as reported in the Company's Statements of Consolidated Operations and Comprehensive Income. The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets of $239,000. Approximately $6,000 of alternative minimum tax expense will be due by the Company.

      Based on the property sale, the other negotiations described above and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $324,000 and additional paid-in-capital was increased by $324,000 in the quarter ended December 31, 2000. The Company reported a net deferred tax asset balance of $1.526 million and $1.441 million as of December 31 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of December 31, 2000 will be allocated to additional paid-in capital.

      While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      The real estate subsidiary reported operating income for the quarter and six months ended December 31, 2000 of $837,000 and $838,000, respectively, as compared to an operating loss of $7,000 and $10,000 for the quarter and six months ended December 31, 1999, respectively. The fiscal year 2001 periods included the $828,000 gain on sale of real estate discussed above. Improvement costs of $34,000 and $143,000 related to developing the property were capitalized during the quarter and six months ended December 31, 2000, respectively, in accordance with the Company's capitalization policy, as compared to $19,000 and $39,000 of costs that were capitalized during the quarter and six months ended December 31, 1999, respectively. The increase in fiscal year 2001 is due to work being performed related to the flood plain recovery project that was primarily completed during the second quarter. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $265,000 and $326,000 for the quarter and six months ended December 31, 2000, respectively, and $65,000 and $128,000 for the quarter and six months ended December 31, 1999, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income. The charges in the second quarter of fiscal year 2001 include $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid as a result of proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2001 as remaining assets are liquidated.

      Corporate interest income of $67,000 and $123,000 for the quarter and six months ended December 31, 2000, respectively, as compared to $50,000 and $101,000 for the quarter and six months ended December 31, 1999, respectively, increased as a result of an increase in cash and cash equivalents held by the Company.

      Other Expenses. Unallocated corporate expenses increased $349,000 and $354,000 for the quarter and six months ended December 31, 2000 over the same periods in the prior year. The increase is primarily due to the success bonuses in the amount of $311,000 paid to directors and officers pursuant to existing compensation plans. As discussed above, the Company paid bonuses totaling $212,000 to the directors and officers, which were reimbursed by the Creditors' Trust and included in other income. In addition, bonuses of $99,000 were paid based on the gain recognized on the sale of real estate. Other variances of unallocated corporate expenses include higher professional legal and accounting fees, increased corporate insurance amortization and an increase in general office expenses.

      Other Significant Items. At the annual meeting on December 15, 2000, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 2000, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated October 30, 2000. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including (a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses;
(d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and (f) other relevant factors.

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

Liquidity and Capital Resources

      As of December 31, 2000, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 2000.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in speculative, growth oriented equity securities exposes the Company to general market risks. As of December 31, 2000, the amount invested in equity securities was $83,000 with a fair market value of $91,000. The securities are classified as available-for- sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding gain included, net of tax, in accumulated other comprehensive income, a component of stockholders' equity.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2000, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on December 15, 2000, in Wilmington, Delaware for the following purposes:

      1. To elect five directors (John P. Kneafsey, Eric M. Bodow, James D. Kemp, Matthew S. Metcalfe, and Frank B. Ryan) to serve until the next annual meeting and until their successors are elected and qualified.

                                             VOTING
      ------------------------------------------------------------------------------------
                                 Number of Shares    Number of Shares    Number of Shares
      Nominees for Director             For               Against           Abstained
      ---------------------      ----------------    ----------------    -----------------
         John P. Kneafsey            5,339,380               0                 2,189
         Erik M. Bodow               5,279,653               0                61,916
         James D. Kemp               5,279,653               0                61,916
         Matthew S. Metcalfe         5,338,955               0                 2,614
         Frank B. Ryan               5,279,653               0                61,916

      2. To approve and authorize the Board of Directors to effect, in its discretion, a reverse stock split followed by a forward split of the Company's Common Stock.

                                              VOTING
      ---------------------------------------------------------------------------------------
      Number of Shares        Number of Shares        Number of Shares       Number of Broker
            For                    Against               Abstained               Non-Votes
      -------------------     ----------------        ----------------       ----------------
         5,334,971                  2,935                  3,663                     0

      3. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending June 30, 2001.

                                              VOTING
      ---------------------------------------------------------------------------------------
      Number of Shares        Number of Shares        Number of Shares       Number of Broker
            For                    Against               Abstained               Non-Votes
      -------------------     ----------------        ----------------       ----------------
          5,340,151                   566                    852                      0

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

                Exhibit
                 Number
                 ------

                  (11)  Computation of Earnings (Loss) Per Share

                  (27) Financial Data Schedule (submitted to the Securities and Exchange Commission (the "Commission")) for its information).

      (b) Reports on Form 8-K:

                        On October 31, 2000, the Company filed with the
                  Commission a current report on Form 8-K relating to the sale of real estate property, which is discussed in greater detail under "Note E--Investment in Real Estate" in this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SIENA HOLDINGS, INC.
                                                --------------------------------
                                                          (Registrant)


Date: February  9, 2001                     By:      /S/ W. JOSEPH DRYER
                                                --------------------------------
                                                           President


Date: February  9, 2001                     By:      /S/ W. JOSEPH DRYER
                                                --------------------------------
                                                  Principal Accounting Officer