Form 10-Q
period 2001-03-31
SIENA HOLDINGS INC
filed 2001-05-10
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
                              --------------------

             (Exact name of registrant as specified in its charter)

             Delaware                                            75-1043392
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

5068 West Plano Parkway, Suite 300, Plano, Texas                    75093
------------------------------------------------                    -----
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

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED March 31, 2001

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2001 and June 30, 2000.........................................   2
         Statements of Consolidated Operations and Comprehensive Income - Quarters and Nine Months
             Ended March 31, 2001 and 2000......................................................................   3
         Statements of Consolidated Cash Flows - Nine Months Ended March 31, 2001 and 2000......................   4
         Notes to Consolidated Financial Statements.............................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations..................................................................................  12
         Liquidity and Capital Resources........................................................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................  16

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................  16

Item 3.  Defaults Upon Senior Securities........................................................................  16

Item 4.  Submission of Matters to a Vote of Security Holders....................................................  16

Item 6.  Exhibits and Reports on Form 8-K.......................................................................  16

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                 March 31, 2001   June 30, 2000
                                                                 --------------   -------------
                                                                   (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents ..................................     $  5,952        $ 4,088
    Investments in equity securities ...........................          139             --
    Receivables ................................................          106            112
    Prepaid expenses ...........................................          174             42
                                                                     --------        -------
                                                                        6,371          4,242
                                                                     --------        -------
Long Term Investments:
    Investment in real estate ..................................        4,554          4,949
    Deferred tax assets - net ..................................        1,338          1,441
                                                                     --------        -------
                                                                        5,892          6,390
                                                                     --------        -------
         Total Assets ..........................................     $ 12,263        $10,632
                                                                     ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ......................     $    143        $   161
Long Term Liabilities:
    Accrued medical insurance premiums .........................          461            516
    Deferred compensation and fees .............................          383            102
                                                                     --------        -------
                                                                          844            618
                                                                     --------        -------
                                                                          987            779
                                                                     --------        -------
Stockholders' Equity:
    Preferred stock --($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................           --             --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................          600            600
    Additional paid-in capital .................................        9,632          9,205
    Accumulated earnings .......................................        1,045             48
    Accumulated other comprehensive loss .......................           (1)            --
                                                                     --------        -------
                                                                       11,276          9,853
                                                                     --------        -------
         Total Liabilities and Stockholders' Equity ............     $ 12,263        $10,632
                                                                     ========        =======

See notes to consolidated financial statements.

                    STATEMENTS OF CONSOLIDATED OPERATIONS AND
                        COMPREHENSIVE INCOME (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                           Quarter Ended          Nine Months Ended
                                                              March 31                 March 31
                                                        -------------------      -------------------
                                                          2001        2000         2001        2000
                                                        -------      ------      -------      ------
Revenues:
   Commissions and fees ...........................     $    78      $   90      $   207      $  300
   Interest .......................................          59          53          191         154
   Trust expense reimbursement ....................          34          51          360         179
   Gain on sale of real estate ....................         945          --        1,773          --
   Gain on sale of equity securities ..............           1          --            1          --
   Other ..........................................          15          --           17           8
                                                        -------      ------      -------      ------
                                                          1,132         194        2,549         641
                                                        -------      ------      -------      ------
Expenses:
   Personnel ......................................         186          94          621         293
   Other operating ................................         125          95          394         292
                                                        -------      ------      -------      ------
                                                            311         189        1,015         585
                                                        -------      ------      -------      ------
Income before federal income tax expense ..........         821           5        1,534          56
Federal income tax expense ........................         287           2          537          20
                                                        -------      ------      -------      ------
Net income ........................................         534           3          997          36
                                                        -------      ------      -------      ------

Other comprehensive loss, net of tax:
    Unrealized losses on equity securities:
        Unrealized holding losses arising
           during period ..........................          (5)         --           --          --
        Less: reclassification adjustment for gains
           included in net income .................          (1)         --           (1)         --
                                                        -------      ------      -------      ------
    Other comprehensive loss ......................          (6)         --           (1)         --
                                                        -------      ------      -------      ------
Comprehensive income ..............................     $   528      $    3      $   996      $   36
                                                        =======      ======      =======      ======

Basic earnings per share:
   Net income .....................................     $  0.09      $ 0.00*     $  0.17      $ 0.01*
Average number of shares ..........................       6,000       6,000*       6,000       6,000*

Diluted earnings per share:
   Net income .....................................     $  0.09      $ 0.00*     $  0.16      $ 0.01*
Average number of shares ..........................       6,132       6,118*       6,128       6,100*

* Per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                    Nine Months      Nine Months
                                                                                       Ended            Ended
                                                                                  March 31, 2001    March 31, 2000
                                                                                  --------------    --------------
Operating activities:
      Net income ............................................................         $   997          $    36
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Federal income tax expense charged to additional paid-in capital due
            to the utilization of pre-reorganization tax attributes .........             517               20
         Gain on sale of real estate ........................................          (1,773)              --
         Compensation expense for stock options .............................              12               12
         (Increase) decrease in current receivables and prepaid expenses ....            (126)             108
         Decrease in current accounts payable and accrued expenses ..........             (18)             (73)
         Decrease in long term accrued medical insurance premiums ...........             (55)             (45)
         Increase in long term deferred compensation and fees ...............             281               30
                                                                                      -------          -------
               Net cash provided (used) by operating activities .............            (165)              88
                                                                                      -------          -------

Investing activities:
      Purchases of available-for-sale securities ............................            (145)              --
      Sale of available-for-sale securities .................................               6               --
      Sale of real estate ...................................................           2,455               --
      Increase in investment in real estate .................................            (287)             (51)
                                                                                      -------          -------
                 Net cash provided (used) by investing activities ...........           2,029              (51)
                                                                                      -------          -------

Net increase in cash and cash equivalents ...................................           1,864               37
Cash and cash equivalents at beginning of period ............................           4,088            4,111
                                                                                      -------          -------
Cash and cash equivalents at end of period ..................................         $ 5,952          $ 4,148
                                                                                      =======          =======

Cash payments for:
      Interest ..............................................................         $    --          $    --
      Federal income tax ....................................................         $    --          $    --

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 March 31, 2001

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

      The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. An additional cash distribution in the amount of $1.2 million was disbursed to the distribution agent for the benefit of Class 3 unsecured creditors on February 16, 2001, increasing the total of cash distributed through March 31, 2001 to $32.3 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

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

      The Company charged to the Creditors' Trust expenses of $34,000 and $360,000 for the quarter and nine months ended March 31, 2001, respectively, and $51,000 and $179,000 for the quarter and nine months ended March 31, 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income. The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2001 as remaining assets are liquidated.

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

NOTE E -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. ("LLG"). As of March 31, 2001, the cost and fair value of the securities based on quoted market prices were reported as $140,000 and $139,000, respectively. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income.

NOTE F -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consist of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2001, the Allen property included five tracts of land: one tract of approximately 36.9 net acres zoned multi-family, one tract of approximately 72.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial and 5 acres of the multi-family property re-zoned as light industrial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.203 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      On February 23, 2001, as disclosed in a current report on Form 8-K filed on February 27, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets of $322,000 and $609,000 for the quarter and nine months ended March 31, 2001, respectively. Approximately $14,000 and $20,000 of alternative minimum tax expense was recorded by the Company for the quarter and nine months ended March 31, 2001, respectively. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $134,000 and $506,000 and additional paid-in-capital was increased by $134,000 and $506,000 for the quarter and nine months ended March 31, 2001, respectively. The Company reported a net deferred tax asset balance of $1.338 million and $1.441 million as of March 31, 2001 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of March 31, 2001 will be allocated to additional paid-in capital.

      While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

NOTE G -- STOCKHOLDERS' EQUITY

      As of March 31, 2001 and June 30, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI and its subsidiaries reported consolidated federal income tax expense of $287,000 and $537,000 for the quarter and nine months ended March 31, 2001, respectively, and $2,000 and $20,000 for the quarter and nine months ended March 31, 2000, respectively. This was offset by a tax benefit of $273,000 and $517,000 for the quarter and nine months ended March 31, 2001, respectively, and $2,000 and $20,000 for the quarter and nine months ended March 31, 2000, respectively, as an increase to additional paid-in capital or a charge to deferred tax assets resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company has investments in available-for-sale equity securities which are carried at fair value based on quoted market prices. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets.

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

      The Company, as of March 31, 2001 and June 30, 2000, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- DEFERRED TAX ASSETS AND FEDERAL INCOME TAX EXPENSE

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95.4 million in gross deferred tax assets as of June 30, 2000, subject to an offsetting valuation allowance of approximately $94.0 million. Due to the gain on sale of real estate of $945,000 and $1,773,000 for the quarter and nine months ended March 31, 2001, the Company was able to offset a portion of the income tax expense resulting from the gain on sale of real estate against the existing deferred tax assets. For the quarter and nine months ended March 31, 2001, the Company decreased the deferred tax assets by $322,000 and $609,000, respectively, as a result of the gain on sale of real estate.

      In addition, based on recent real estate activity and improved market conditions (see "Note E--Investment in Real Estate"), management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. Thus, the Company reduced the valuation allowance for deferred tax assets and additional paid-in-capital was increased by $134,000 and $506,000 for the quarter and nine months ended March 31, 2001, respectively. The Company reported a net deferred tax asset balance of $1.338 million and $1.441 million as of March 31, 2001 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of March 31, 2001.

      SHI and its subsidiaries reported federal income tax expense of $287,000 and $537,000 for the quarter and nine months ended March 31, 2001, respectively, and $2,000 and $20,000 for the quarter and nine months ended March 31, 2000, respectively. This was partially offset by a tax benefit of $273,000 and $517,000 for the quarter and nine months ended March 31, 2001, respectively, and $2,000 and $20,000 for the quarter and nine months ended March 31, 2000, respectively, as an increase to additional paid-in capital or a charge to deferred tax assets resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. The Company also reported approximately $14,000 and $20,000 of alternative minimum tax expense for the quarter and nine months ended March 31, 2001, respectively. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability of approximately $20,000 as of March 31, 2001, included in current liabilities on the Company's Consolidated Balance Sheets, as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

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

      The following table summarizes the Company's identifiable assets by segment as of March 31, 2001 and June 30, 2000 (in thousands):

                                                                        March 31, 2001   June 30, 2000
                                                                        --------------   -------------
Identifiable assets:
     Assisted care facility management (including receivable from
          parent company eliminated in consolidation) ................     $    361        $    246
     Real estate (including cash, investments in equity securities
          and investment in real estate) .............................        6,643           4,950
                                                                           --------        --------
                                                                              7,004           5,196
                                                                           --------        --------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) ..        4,211           4,229
        Deferred tax assets--net .....................................        1,338           1,441
        Elimination of intercompany receivables ......................         (290)           (234)
                                                                           --------        --------
Total assets per Consolidated Balance Sheets .........................     $ 12,263        $ 10,632
                                                                           ========        ========

                  (remainder of page intentionally left blank)

      The following table summarizes the Company's segment data of operations for the quarters and nine months ended March 31, 2001 and 2000 (in thousands):

                                                     Quarter Ended          Nine Months Ended
                                                        March 31                 March 31
                                                 --------------------      ------------------
                                                   2001         2000         2001        2000
                                                 -------      -------      -------      -----
Revenues:
   Assisted care management ................     $    78      $    90      $   207      $ 300
   Real estate .............................         960           --        1,799          2
                                                 -------      -------      -------      -----
                                                   1,038           90        2,006        302
                                                 -------      -------      -------      -----
   Reconciling items:
      Corporate interest income ............          45           53          168        154
      Trust expense reimbursement ..........          34           51          360        179
      Other corporate revenue ..............          15           --           15          6
                                                 -------      -------      -------      -----
                                                      94          104          543        339
                                                 -------      -------      -------      -----
Total revenues per Statement of Consolidated
   Operations and Comprehensive Income......     $ 1,132      $   194      $ 2,549      $ 641
                                                 =======      =======      =======      =====

Operating income (loss):
   Assisted care management ................     $    48      $    54      $   122      $ 173
   Real estate .............................         958           (2)       1,796        (12)
                                                 -------      -------      -------      -----
                                                   1,006           52        1,918        161
                                                 -------      -------      -------      -----
   Reconciling items:
      Corporate interest income ............          45           53          168        154
      Trust expense reimbursement ..........          34           51          360        179
      Unallocated corporate expenses .......        (279)        (151)        (927)      (445)
      Other ................................          15           --           15          7
                                                 -------      -------      -------      -----
                                                    (185)         (47)        (384)      (105)
                                                 -------      -------      -------      -----
Income before federal income tax expense
   per Statements of Consolidated Operations
   and Comprehensive Income ................     $   821      $     5      $ 1,534      $  56
                                                 =======      =======      =======      =====

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

      The operating results of the Company during the quarters and nine months ended March 31, 2001 and 2000, were as follows (in thousands):

                                                Quarter Ended           Nine Months Ended
                                                   March 31                  March 31
                                             --------------------      ------------------
                                               2001         2000         2001        2000
                                             --------------------      ------------------
Operating income (loss):
   Assisted care management ............     $    48      $    54      $   122      $ 173
   Real estate .........................         958           (2)       1,796        (12)
                                             -------      -------      -------      -----
                                               1,006           52        1,918        161
                                             -------      -------      -------      -----
Other income and expenses:
   Corporate interest income ...........          45           53          168        154
   Trust expense reimbursement income ..          34           51          360        179
   Unallocated corporate expenses ......        (279)        (151)        (927)      (445)
   Other ...............................          15           --           15          7
                                             -------      -------      -------      -----
                                                (185)         (47)        (384)      (105)
                                             -------      -------      -------      -----
Income before federal income tax expense         821            5        1,534         56
Federal income tax expense .............         287            2          537         20
                                             -------      -------      -------      -----
      Net income .......................     $   534      $     3      $   997      $  36
                                             =======      =======      =======      =====

      Assisted Care Management. The decrease in the profitability of the assisted care management operations of $6,000 and $51,000 for the quarter and nine months ended March 31, 2001, respectively, as compared to the same periods in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under the Management Agreement, SHM receives a fee based on gross revenues and net income of Treemont. Management fee income was $12,000 and $93,000 lower in the in the quarter and nine month period of fiscal year 2001, respectively, as compared to the same periods in fiscal year 2000, primarily due to higher expenses and lower occupancy reported by Treemont. While occupancy rates are down from the prior fiscal year, there has been a slight increase in the rates reported over the prior quarters. The decrease in income was partially offset by a decrease in commission-based personnel expense, travel and certain computer related costs.

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

      Real Estate. The Company's investment in real estate, owned by LLG, consist of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2001, the Allen property included five tracts of land: one tract of approximately 36.9 net acres zoned multi-family, one tract of approximately 72.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial and 5 acres of the multi-family property re-zoned as light industrial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.203 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      On February 23, 2001, as disclosed in a current report on Form 8-K filed on February 27, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets of $322,000 and $609,000 for the quarter and nine months ended March 31, 2001, respectively. Approximately $14,000 and $20,000 of alternative minimum tax expense was recorded by the Company for the quarter and nine months ended March 31, 2001, respectively. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $134,000 and $506,000 and additional paid-in-capital was increased by $134,000 and $506,000 for the quarter and nine months ended March 31, 2001, respectively. The Company reported a net deferred tax asset balance of $1.338 million and $1.441 million as of March 31,2001 and June 30, 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of March 31, 2001 will be allocated to additional paid-in capital.

      While the Company will continue to consider any proposals which it, in its best judgement, considers to be reasonable and in the interests of its shareholders, there is no way to reasonably predict if any such proposals will ultimately lead to any real estate transactions and when such transactions might occur.

      The real estate subsidiary reported operating income for the quarter and nine months ended March 31, 2001 of $958,000 and $1,796,000, respectively, as compared to an operating loss of $2,000 and $12,000 for the quarter and nine months ended March 31, 2000, respectively. The quarter and nine months ended March 31, 2001 reporting periods included $945,000 and $1,773,000 gain on sale of real estate discussed above. Improvement costs of $143,000 and $287,000 related to developing the property were capitalized during the quarter and nine months ended March 31, 2001, respectively, in accordance with the Company's capitalization policy, as compared to $12,000 and $51,000 of costs that were capitalized during the quarter and nine months ended March 31, 2000, respectively. In the third quarter of fiscal year 2001, the Company capitalized $102,000 of property taxes paid on a portion of the commercial real estate property, based on the sale of an adjoining parcel of land. The remainder of the increase in fiscal year 2001 is due to work performed related to the flood plain recovery project that was primarily completed during the second quarter with some final costs incurred in the third quarter and work related to the re-zoning project. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $34,000 and $360,000 for the quarter and nine months ended March 31, 2001, respectively, and $51,000 and $179,000 for the quarter and nine months ended March 31, 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income. The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid as a result of proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2001 as remaining assets are liquidated.

      Corporate interest income of $45,000 and $168,000 for the quarter and nine months ended March 31, 2001, respectively, compares reasonably to the prior periods.

      Other Expenses. Unallocated corporate expenses increased $128,000 and $482,000 for the quarter and nine months ended March 31, 2001 over the same periods in the prior year. The increase is primarily due to success bonuses in the amount of $113,000 and $424,000 for the quarter and nine months ended March 31, 2001, paid to directors and officers pursuant to existing compensation plans. As discussed above, the Company paid bonuses totaling $212,000 to the directors and officers, which were reimbursed by the Creditors' Trust and included in other income. In addition, bonuses of $113,000 and $99,000 were paid in the second and third quarters, respectively, based on the gain recognized on the sale of real estate. Other variances of unallocated corporate expenses include higher professional, legal and accounting fees and increased corporate insurance amortization expense.

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

Liquidity and Capital Resources

      As of March 31, 2001, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 2001.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of March 31, 2001, the amount invested in equity securities was $140,000 with a fair market value of $139,000. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding gain or loss included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2000, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            None.

      (b) Reports on Form 8-K:

                  On February 27, 2001, the Company filed with the Commission a current report on Form 8-K relating to the sale of real estate property, which is discussed in greater detail under "Note E--Investment in Real Estate" in this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SIENA HOLDINGS, INC.
                                           -------------------------------------
                                                      (Registrant)


Date: May 9, 2001                       By:       /S/ W. JOSEPH DRYER
                                           -------------------------------------
                                                       President


Date: May 9, 2001                       By:      /S/ W. JOSEPH DRYER
                                           -------------------------------------
                                             Principal Accounting Officer