Form 10-K
period 2001-06-30
SIENA HOLDINGS INC
filed 2001-09-28
CIK 60150

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      At September 24, 2001 the aggregate market value of the registrant's common stock held by non-affiliates: $3,615,000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 24, 2001: Common Stock -- 6,000,000 shares.

================================================================================

                              SIENA HOLDINGS, INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  BUSINESS ..........................................................   3
Item 2.  PROPERTIES ........................................................   7
Item 3.  LEGAL PROCEEDINGS .................................................   7
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   7

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS ................................   8
Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA ..............................   9
Item 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ............................  11
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  14
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  15
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE .........................  43

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............   43
Item 11. EXECUTIVE COMPENSATION ...........................................   43
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   44
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   44

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .   45

                              SIENA HOLDINGS, INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

Assisted Care Facility Management

      The assisted care facility management subsidiary, Siena Housing Management Corp. ("SHM"), is a wholly- owned subsidiary of the Company, and conducts business in Houston, Texas pursuant to a management agreement. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont , Inc. ("Treemont"). SHM is entitled to receive a fee under the agreement which, subject to a required annual priority distribution of project net income to Treemont and certain adjustments and expenditures specified by the agreement, is equal to 3% of the facility's gross receipts and 25% of the facility's net income.

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

Investment in Real Estate

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of June 30, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income. In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. There is no guarantee that any sales will be consummated.

      The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $341,000 and additional paid-in-capital was increased by $341,000 for the year ended June 30, 2001. Due to the change in zoning received on certain tracts in 1999 and the change in flood plain acreage in 2000, the Company reduced the valuation allowance for deferred tax assets and additional paid in capital was increased by $249,000 and $1.148 million for the year ended June 30, 2000 and 1999, respectively. The Company reported a net deferred tax asset balance of $1.908 million and $1.441 million as of June 30, 2001 and 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due dilligence contingencies. Any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

Employees

      At June 30, 2001, the Company had two executive officers under contract and one full-time employee. One of the Company's subsidiaries, SHM, had 141 full-time and 20 part-time employees who provide services at an assisted care facility in Houston, Texas. The compensation expense and all operating expenses for SHM's employees are funded directly by the assisted care facility owner and are not reflected in the Statements of Consolidated Operations and Comprehensive Income, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission and bonus, which is funded directly by SHM and included in personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million, $8.1 million and $1.2 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, April 24, 2000 and February 16, 2001, respectively, bringing the total cash distributed through June 30, 2001 to $32.3 million. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

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

Creditors' Trust

      The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on March 7, 2002, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets, and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditors' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

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

      None.

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

                                       VOTING
      --------------------------------------------------------------------------
         Nominees for      Number of Shares  Number of Shares   Number of Shares
           Director               For             Against          Abstained
      -------------------  ----------------  -----------------  ----------------
      John P. Kneafsey        5,339,380              0                2,189
      Erik M. Bodow           5,279,653              0               61,916
      James D. Kemp           5,279,653              0               61,916
      Matthew S. Metcalfe     5,338,955              0                2,614
      Frank B. Ryan           5,279,653              0               61,916

      2. To approve and authorize the Board of Directors to effect, in its discretion, a reverse stock split followed by a forward split of the Company's Common Stock.

                                      VOTING
      ------------------------------------------------------------------------
      Number of Shares  Number of Shares  Number of Shares  Number of Broker
             For             Against         Abstained         Non-Votes
      ----------------  ----------------  ----------------  ------------------
          5,334,971           2,935             3,663               0

      3. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ended June 30, 2001.

                                      VOTING
      -----------------------------------------------------------------------
      Number of Shares  Number of Shares  Number of Shares  Number of Broker
             For             Against          Abstained         Non-Votes
      ----------------  ----------------  ----------------  -----------------
          5,340,151            566               852               0

                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of June 30, 2001 and 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

      SHI's common stock, with a trading symbol of SIEN, is traded in the over the counter market. During the last two fiscal years, the high and low prices and dividends declared on common stock per share have been (in dollars):

                             2001                2000         Dividends Declared
                      ------------------  ------------------- ------------------
                        High      Low       High      Low       2001      2000
                      --------  --------  --------  --------  --------  --------
First Quarter .....    1.59375  1.03125   1.375     1.03125         --        --
Second Quarter ....    1.625    1.1875    1.75      1.0625          --        --
Third Quarter .....    1.5      1.1875    1.625     1.125           --        --
Fourth Quarter ....    1.5      1.07      1.625     1.15625         --        --

      The Company, as of June 30, 2001 and 2000, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

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

                  (remainder of page intentionally left blank)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
             (Formerly Lomas Financial Corporation and Subsidiaries)

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                                    Predecessor
                                                                      Reorganized Company                             Company
                                                ---------------------------------------------------------------------------------
                                                                                                      Three Month    Nine Month
                                                Year Ended   Year Ended    Year Ended   Year Ended   Period Ended   Period Ended
                                                  June 30,     June 30,      June 30,     June 30,      June 30,       March 31,
                                                   2001         2000          1999         1998            1997         1997
                                                ----------   ----------    ----------   ----------    ------------   ------------
                                                                     (in thousands, except per share data)
Statement  of Operations Data:
Revenues from operations ....................   $   2,701     $    872      $  1,002      $ 1,410       $   226       $   3,235
Income (loss) from operations before
  reorganization items and federal income tax       1,437           82            52           72           (86)         (5,464)
Reorganization items--net ...................          --           --            --           --            --          (7,447)
Income (loss) from operations before federal
  income tax ................................       1,437           82            52           72           (86)        (12,911)
Federal income tax expense ..................         503          (29)          (18)         (25)           --              --
Income (loss) before extraordinary item .....         934           53            34           47           (86)        (12,911)
Extraordinary gain on discharge of debt .....          --           --            --           --            --         135,966
Net income (loss) ...........................         934           53            34           47           (86)        123,055

Basic earnings (loss) per  share:
  Income (loss) before extraordinary item ...        0.16         0.01          0.01*        0.01*        (0.02)*            **
  Net income (loss) .........................        0.16         0.01          0.01*        0.01*        (0.02)*            **
  Average number of shares ..................       6,000        6,000         5,304*       4,000*        4,000 *            **

Diluted earnings (loss) per  share:
  Income (loss) before extraordinary item ...        0.15         0.01          0.01*        0.01*        (0.02)*            **
  Net income (loss) .........................        0.15         0.01          0.01*        0.01*        (0.02)*            **
  Average number of shares ..................       6,126        6,106         5,333*       4,044*        4,000 *            **

                                                     Reorganized Company
                                   -------------------------------------------------------
                                                        As of June 30
                                     2001        2000        1999        1998        1997
                                   -------     -------     -------     -------     -------
                                                        (in thousands)
Balance Sheet Data:
Cash .........................     $ 5,914     $ 4,088     $ 4,111     $ 2,475     $ 1,941
Investment in real estate ....       4,570       4,949       4,879       4,800       4,800
Deferred tax assets--net .....       1,908       1,441       1,175          --          --
Total assets .................      12,743      10,632      10,420       7,448       7,051
Total liabilities ............       1,011         779         931       1,305         990
Total stockholders' equity ...      11,732       9,853       9,489       6,143       6,061

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

      The operating results of the Company during the years ended June 30, 2001, 2000, and 1999, were as follows (in thousands):

                                                       As of June 30,
                                             ---------------------------------
                                               2001         2000         1999
                                             -------      -------      -------

Operating income (loss):
   Assisted care management ..............   $   142      $   210      $   329
   Real estate ...........................     1,815          (12)         (15)
   Other .................................       633          510          502
                                             -------      -------      -------
                                               2,590          708          816
                                             -------      -------      -------
Expenses:
   General and administrative ............    (1,153)        (626)        (764)
                                             -------      -------      -------

Income before federal income tax .........     1,437           82           52
Federal income tax expense ...............      (503)         (29)         (18)
                                             -------      -------      -------
       Net income ........................   $   934      $    53      $    34
                                             =======      =======      =======

Results of Operations--Year Ended June 30, 2001 Compared with Year Ended June 30, 2000

      Assisted Care Management. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. See "Item 1. Business--Assisted Care Facility Management" for more information on the management agreement. Operating income from the assisted care management operations decreased from $210,000 for the year ended June 30, 2000 to $142,000 for the year ended June 30, 2001, primarily due to a decrease in the management fee received by SHM.

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

      Real Estate. The Company's investment in real estate, owned by LLG, consist of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of June 30, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income. In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. There is no guarantee that any sales will be consummated.

      The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $341,000 and additional paid-in-capital was increased by $341,000 for the year ended June 30, 2001. Due to the change in zoning received on certain tracts in 1999 and the change in flood plain acreage in 2000, the Company reduced the valuation allowance for deferred tax assets and additional paid in capital was increased by $249,000 and $1.148 million for the year ended June 30, 2000 and 1999, respectively. The Company reported a net deferred tax asset balance of $1.908 million and $1.441 million as of June 30, 2001 and 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due dilligence contingencies. Any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

      The operating income for fiscal year 2001 is significantly higher than the prior fiscal year as a result of the two real estate sales described above accounting for $1.773 million of the $1.815 million real estate operating income. During fiscal year 2001, improvement costs of $303,000 related to developing the property were capitalized during fiscal year 2001 in accordance with the Company's capitalization policy, as compared to $70,000 of costs that were capitalized during fiscal year 2000. Of the $303,000 improvement costs in fiscal year 2001, the Company capitalized $102,000 of property taxes paid on a portion of the commercial real estate property. The remainder of the increase over the prior year is due to work performed related to the flood plain recovery project and the re-zoning project. The costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported other operating income of $633,000 for the year ended June 30, 2001, as compared to $510,000 for the year ended June 30, 2000, including reimbursements from the Creditors' Trust of $415,000 and $210,000 for fiscal year 2001 and 2000, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The trust expense reimbursement income for fiscal year 2001 included $237,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. This amount included $212,000 paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation.

      The Company reported an additional $80,000 of other income in fiscal year 2000 resulting from a decrease in the long term accrued medical insurance premiums liability. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2001 and 2000, the Company was providing payments to 27 people to be used toward the payment of insurance. During fiscal year end 2000, there was a decrease in the population for whom the Company provides payments to be used for medical insurance and, as a result, released $80,000 of the long term liability for accrued medical insurance premiums. Management expects this volatility to continue in the future due to the relative small number of people covered by this liability.

      The remainder of the other operating income is primarily corporate interest income, including interest related to the directors' deferred compensation plan, of $203,000 and $214,000 for fiscal year 2001 and 2000, respectively.

      General and Administrative Expenses. The Company reported an increase of $527,000 in general and administrative expenses from $626,000 for the year ended June 30, 2000 to $1.153 million for the year ended June 30, 2001. The increase is primarily attributable to additional compensation expense of $75,000 and $375,000 related to success bonuses paid to the directors and officers, respectively, pursuant to existing compensation plans. The Company was reimbursed by the Creditors' Trust for $238,000 of the total success bonuses earned by the directors and officers. See "Stock and Compensation Plans" footnote for further information. Additionally, the Company reported an increase in corporate insurance expense of $20,000, an increase in professional, legal and accounting fees of $35,000, and a $9,000 increase in interest expense related to the directors' deferred compensation plan.

      Reverse Stock Split / Forward Stock Split. At the annual meeting on December 15, 2000, the stockholders of SHI (the "Stockholders") approved a proposal to amend the Company's certificate of incorporation (a) to effect, as determined by the Board in its sole discretion, a reverse stock split of the outstanding Common Stock on the effective date of the amendment (the "Effective Date"), pursuant to which each 100 shares then outstanding will be converted into one share (the "Reverse Stock Split"), and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that such shares represented immediately prior to the Effective Date (the "Forward Stock Split"). In lieu of issuing less than one whole share resulting from the proposed stock split to holders of fewer than 100 shares, as the case may be, the Company would make a cash payment based on the higher of either the stated book value of the Company on June 30, 2000, or the closing prices of the Common Stock, as discussed in more detail in the Company's Proxy Statement dated October 30, 2000. The Board is authorized, in its sole discretion, to effect the Reverse Stock Split based on factors existing at the time of determination, including
(a) the availability of funds necessary to consummate the Reverse Stock Split and the cost of such funds; (b) the market price of the Common Stock; (c) the Board's determination of whether the Reverse Stock Split will result in a reduction in the Company's administrative expenses; (d) prevailing market conditions; (e) the likely effect on the market price of the Common Stock; and
(f) other relevant factors.

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

Results of Operations--Year Ended June 30, 2000 Compared with Year Ended June 30, 1999

      Assisted Care Management. Operating income from the assisted care management operations decreased from $329,000 for the year ended June 30, 1999, to $210,000 for the year ended June 30, 2000, primarily due to a decrease in the management fee received by SHM. In fiscal year 1999, SHM reported an increase in management fee income of $61,000 partially offset by a related increase in personnel expense of $15,000. In addition, SHM reported a $19,000 decrease in interest income as a result of a decision by management to maintain a smaller cash balance at the subsidiary company, $22,000 increase in travel expenses and a $7,000 increase in franchise tax expense over the prior fiscal year.

      Real Estate. The real estate operating loss for fiscal year 2000 is consistent with that for fiscal year 1999. Improvement costs of $70,000 related to developing the property were capitalized during fiscal year 2000 in accordance with the Company's capitalization policy, as compared to $79,000 of costs that were capitalized during fiscal year 1999.

      Other Income. The Company reported other operating income of $510,000 for the year ended June 30, 2000, as compared to $502,000 for the year ended June 30, 1999, including reimbursements from the Creditors' Trust of $210,000 and $339,000 for fiscal year 2000 and 1999, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. In addition, the Company reported $80,000 of other income in fiscal year 2000 resulting from a decrease in the long term accrued medical insurance premiums liability as discussed above.

      The remainder of the other operating income is primarily corporate interest income, including interest related to the directors' deferred compensation plan, of $214,000 and $155,000 for fiscal year 2000 and 1999, respectively.

      General and Administrative Expenses. General and administrative expenses decreased from $764,000 for the year ended June 30, 1999 to $626,000 for the year ended June 30, 2000. The decrease is primarily attributable to the directors' additional compensation expense of $98,000 reported in fiscal year 1999 related to success bonuses paid to the directors. See "Stock and Compensation Plans" footnote for further information. Additionally, the Company reported decreases from the prior year in most general and administrative expense accounts, including decreases totaling $42,000 reported in consulting, corporate insurance and travel expense.

      See "Item 8. Financial Statements and Supplementary Data" for more information.

Liquidity and Capital Resources

      As of June 30, 2001, the only liabilities of the Company were accounts payable and other accrued expenses which will be paid from current operating cash available as of June 30, 2001.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets, as well as variations in expected cash flows due to changes in market interest rates and equity prices. On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of June 30, 2001, the amount invested in equity securities was $160,000 with a fair market value of $139,000. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding loss included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siena Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, (the "Company") as of June 30, 2001 and 2000, and the related statements of consolidated operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules,
Schedule I -- Condensed Financial Information of Registrant as of June 30, 2001 and 2000 and for each of the years in the three-year period ended June 30, 2001 and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 2001, 2000 and 1999. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries, as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                                KPMG LLP

Dallas, Texas
August 30, 2001

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                           June 30,
                                                                    ---------------------
                                                                      2001          2000
                                                                    --------      --------
ASSETS

Current Assets:
    Cash and cash equivalents .................................     $  5,914      $  4,088
    Investments in equity securities ..........................          139            --
    Receivables ...............................................           73           112
    Prepaid expenses ..........................................          139            42
                                                                    --------      --------
                                                                       6,265         4,242
                                                                    --------      --------
Long Term Assets:
    Investment in real estate .................................        4,570         4,949
    Deferred tax assets--net ..................................        1,908         1,441
                                                                    --------      --------
                                                                       6,478         6,390
                                                                    --------      --------
         Total Assets .........................................     $ 12,743      $ 10,632
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses .....................     $    158      $    161

Long Term Liabilities:
    Accrued medical insurance premiums ........................          447           516
    Deferred compensation and fees ............................          406           102
                                                                    --------      --------
                                                                         853           618
                                                                    --------      --------
                                                                       1,011           779
                                                                    --------      --------
Stockholders' Equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) ......................           --            --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ..................          600           600
    Additional paid-in capital ................................       10,164         9,205
    Retained earnings .........................................          982            48
    Accumulated other comprehensive loss, net of tax ..........          (14)           --
                                                                    --------      --------
                                                                      11,732         9,853
                                                                    --------      --------
         Total Liabilities and Stockholders' Equity ...........     $ 12,743      $ 10,632
                                                                    ========      ========

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                            AND COMPREHENSIVE INCOME

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)

                                                                                 Years Ended June 30,
                                                                           ---------------------------------
                                                                             2001         2000         1999
                                                                           -------      -------      -------
Revenues:
  Commissions and fees ...............................................     $   250      $   360      $   478
  Interest ...........................................................         246          214          174
  Trust expense reimbursement ........................................         415          210          339
  Gain on sale of real estate ........................................       1,773           --           --
  Gain on sale of equity securities ..................................           1           --           --
  Other ..............................................................          16           88           11
                                                                           -------      -------      -------
                                                                             2,701          872        1,002
                                                                           -------      -------      -------
Expenses:
  Personnel ..........................................................         724          382          434
  Other operating ....................................................         540          408          516
                                                                           -------      -------      -------
                                                                             1,264          790          950
                                                                           -------      -------      -------
Income from operations before federal income tax .....................       1,437           82           52
Federal income tax expense ...........................................        (503)         (29)         (18)
                                                                           -------      -------      -------
Net income ...........................................................         934           53           34
                                                                           -------      -------      -------

Other comprehensive loss, net of tax:
  Unrealized losses on equity securities:
    Unrealized holding losses arising during period ..................         (13)          --           --
    Less: reclassification adjustment for gains included in net income          (1)          --           --
                                                                           -------      -------      -------
  Other comprehensive loss, net of tax ...............................         (14)          --           --
                                                                           -------      -------      -------
Comprehensive income .................................................     $   920      $    53      $    34
                                                                           =======      =======      =======

Basic earnings per share:
  Net income .........................................................     $  0.16      $  0.01      $  0.01*
  Average number of shares ...........................................       6,000        6,000        5,304*

Diluted earnings per share:
  Net income .........................................................     $  0.15      $  0.01      $  0.01*
  Average number of shares ...........................................       6,126        6,106        5,333*

* Average share and per share amounts are based on shares issued or reserved for issuance to creditors.

See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 2001, 2000, and 1999
                                 (in thousands)

                                                                                                         Accumulated
                                                       Common                  Additional   Retained        Other
                                                       Shares       Common      Paid-in     Earnings    Comprehensive
                                                    Outstanding     Stock       Capital     (Deficit)        Loss         Total
                                                    -----------    --------    ---------   -----------  --------------   --------
Balance at June 30, 1998 ........................        4,000     $    400     $  5,782     $    (39)     $     --      $  6,143
Net income for the year ended June 30, 1999 .....           --           --           --           34            --            34
Utilization of tax benefits of pre-reorganization
  net operating loss carryforwards and
  deductible temporary differences ..............           --           --           45           --            --            45
Decrease in valuation allowance attributable
  to pre-reorganization net operating loss
  carryforwards .................................           --           --        1,148           --            --         1,148
Issuance of common stock--net ...................        2,000          200        1,902           --            --         2,102
Issuance of stock options .......................           --           --           17           --            --            17
                                                      --------     --------     --------     --------      --------      --------
  Balance at June 30, 1999 ......................        6,000          600        8,894           (5)           --         9,489
Net income for the year ended June 30, 2000 .....           --           --           --           53            --            53
Utilization of tax benefits of pre-reorganization
  net operating loss carryforwards and
  deductible temporary differences ..............           --           --           46           --            --            46
Decrease in valuation allowance attributable
  to pre-reorganization net operating loss
  carryforwards .................................           --           --          249           --            --           249
Issuance of stock options .......................         ` --           --           16           --            --            16
                                                      --------     --------     --------     --------      --------      --------
  Balance at June 30, 2000 ......................        6,000          600        9,205           48            --         9,853
Net income for the year ended June 30, 2001 .....           --           --           --          934            --           934
Unrealized holding losses on equity securities,
  net of tax benefits ...........................           --           --           --           --           (13)          (13)
Reclassification adjustment for gains included
  in net income .................................           --           --           --           --            (1)           (1)
Utilization of tax benefits of pre-reorganization
  net operating loss carryforwards and
  deductible  temporary differences .............           --           --          602           --            --           602
Decrease in valuation allowance attributable
  to pre-reorganization net operating loss
  carryforwards .................................           --           --          341           --            --           341
Issuance of stock options .......................           --           --           16           --            --            16
                                                      --------     --------     --------     --------      --------      --------
  Balance at June 30, 2001 ......................        6,000     $    600     $ 10,164     $    982      $    (14)     $ 11,732
                                                      ========     ========     ========     ========      ========      ========

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                              Years Ended June 30,
                                                                        ---------------------------------
                                                                          2001         2000         1999
                                                                        -------      -------      -------
Operating activities:
  Net income ......................................................     $   934      $    53      $    34
  Adjustments to reconcile net income to cash  provided (used)
  by operations:
   Federal income tax expense charged to additional paid-in
    capital due to the utilization of pre-reorganization tax
    attributes ....................................................         602           46           45
   Increase in deferred tax / decrease in federal income tax
    expense relating to post-reorganization tax attributes ........        (119)         (17)         (27)
   Compensation expense for stock options .........................          16           16           17
   Gain on sale of real estate ....................................      (1,773)          --           --
   Gain on sale of equity securities ..............................          (1)          --           --
   (Increase) decrease in current accounts receivable and
     prepaid expenses .............................................         (58)         101          (82)
   Decrease in current accounts payable and accrued expenses ......          (3)         (69)        (364)
   Decrease in long term accrued medical insurance premiums .......         (69)        (133)         (62)
   Increase in long term deferred compensation and fees ...........         304           50           52
                                                                        -------      -------      -------
      Net cash provided (used) by operating activities ............        (167)          47         (387)
                                                                        -------      -------      -------
Investing activities:
  Purchases of equity securities ..................................        (166)          --           --
  Sale of equity securities .......................................           7           --           --
  Sale of real estate .............................................       2,455           --           --
  Increase in investment in real estate ...........................        (303)         (70)         (79)
                                                                        -------      -------      -------
      Net cash provided (used) by investing activities ............       1,993          (70)         (79)
                                                                        -------      -------      -------
Financing activities:
  Issuance of common stock--net ...................................          --           --        2,102
                                                                        -------      -------      -------
      Net cash provided by financing activities ...................          --           --        2,102
                                                                        -------      -------      -------

Net increase (decrease) in cash and cash equivalents ..............       1,826          (23)       1,636
Cash and cash equivalents at beginning of year ....................       4,088        4,111        2,475
                                                                        -------      -------      -------
Cash and cash equivalents at end of year ..........................     $ 5,914      $ 4,088      $ 4,111
                                                                        =======      =======      =======

Cash payments for:
  Interest ........................................................          --           --           --
  Federal income tax ..............................................          --           --           --
Non-cash transactions:
  Issuance of stock options .......................................     $    16      $    16      $    17

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

Significant Accounting Policies

      Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Siena Holdings, Corp. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc.. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      Under fresh-start accounting, all assets and liabilities were restated to reflect their own reorganization value, which approximated fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company historically incurred losses from operations and projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities were stated at their fair value. See the "Reorganization" footnote.

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

      Investment in Equity Securities. Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income.

      Investment in Real Estate. Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company continually monitors the value of the real estate based on estimates of future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment is determined. For the years ended June 30, 2001, 2000 and 1999, there were no charges to earnings for impairment of the real estate.

      Accrued Medical Insurance Premiums. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. The current portion of the accrued medical insurance premiums is included in accounts payable and accrued expenses and the long term portion of the accrued medical insurance premiums balance is listed under long term liabilities, both on the Company's Consolidated Balance Sheets. The accrual will be reviewed and adjusted, as required, due to either a change in the health care cost factors used in the accrual calculation or a decrease in the number of people in the population.

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

      The compensation expense and primarily all operating expenses of SHM's employees who provide services at the assisted care facility are funded directly by the assisted care facility owner and are not reflected in the Statements of Consolidated Operations and Comprehensive Income, except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility which is funded directly by SHM and included in personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income.

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

                  (remainder of page intentionally left blank)

      The following is a reconciliation of net income and weighted average common shares outstanding used to compute basic and diluted earnings per share for the years presented:

                                                            Years Ended June 30
                                                        ----------------------------
                                                         2001       2000       1999
                                                        ------     ------     ------
Reconciliation of net income:
Basic net income:
  Net income ......................................     $  934     $   53     $   34
                                                        ======     ======     ======
Diluted net income:
  Net income ......................................     $  934     $   53     $   34
  Income effect of assumed conversions ............         --         --         --
                                                        ------     ------     ------
  Net income plus assumed conversions .............     $  934     $   53     $   34
                                                        ======     ======     ======

Reconciliation of weighted average common
  shares outstanding:
Basic shares of common stock:
  Weighted average common shares outstanding ......      6,000      6,000      5,304*

Diluted shares of common stock:
  Weighted average common shares outstanding ......      6,000      6,000      5,304*
  Plus: Dilutive potential common shares
        SHI Non-qualified Stock Option Plans ......        126        106         29*
                                                        ------     ------     ------
  Adjusted weighted average shares outstanding ....      6,126      6,106      5,333*
                                                        ======     ======     ======

* Average shares outstanding are based on shares issued or reserved for issuance to creditors.

      Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a fair-value methodology, under which compensation cost is measured and recognized in the Statements of Consolidated Operations and Comprehensive Income, or continue to account for these plans under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to continue to account for these plans under APB No. 25. The "Stock and Compensation Plans" footnote contains a summary of the pro forma effects to reported net income and earnings per share for the years ended June 30, 2001, 2000 and 1999, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million, $8.1 million and $1.2 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, April 24, 2000, and February 16, 2001, respectively, bringing the total cash distributed through June 30, 2001 to $32.3 million. In addition, as assets in the Creditors' Trust are liquidated and/or the contingent obligations are favorably resolved, additional distributions will be made to the Class 3 unsecured creditors.

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

Creditors' Trust

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets and will terminate on March 7, 2002, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income. The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and the former creditors.

      The Company charged to the Creditors' Trust expenses of $415,000, $210,000, and $339,000 for the years ended June 30, 2001, 2000 and 1999, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income. The trust expense reimbursement included $237,000, $0 and $98,000 of success bonuses paid to the Company pursuant to compensation plans for the directors and officers (see "Stock and Compensation Plans") for fiscal years 2001, 2000 and 1999, respectively. The remainder of the trust expense reimbursement from the Creditors' Trust consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

Investment in Real Estate

      The investment in real estate in the amount of $4.6 million and $4.9 million as of June 30, 2001 and 2000, respectively, is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

      As of June 30, 2001, the Company's investment in real estate consists of
162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property"). The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. The Allen property includes five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as reported in the Company's Statements of Consolidated Operations and Comprehensive Income. In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. There is no guarantee that any sales will be consummated.

      The Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $341,000 and additional paid-in-capital was increased by $341,000 for the year ended June 30, 2001. Due to the change in zoning received on certain tracts in 1999 and the change in flood plain acreage in 2000, the Company reduced the valuation allowance for deferred tax assets and additional paid in capital was increased by $249,000 and $1.148 million for the year ended June 30, 2000 and 1999, respectively. The Company reported a net deferred tax asset balance of $1.908 million and $1.441 million as of June 30, 2001 and 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001 will be allocated to additional paid-in capital. See the "Federal Income Taxes" footnote.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due dilligence contingencies. Any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

Investments in Equity Securities

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. As of June 30, 2001, the cost and fair value of the securities based on quoted market prices were reported as $160,000 and $139,000, respectively. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income.

Receivables

      The Company reported receivables of $73,000 and $112,000 as of June 30, 2001 and 2000, respectively, consisting primarily of a management fee receivable from the assisted care facility of $60,000 and $90,000, respectively, as discussed below. The remainder of the balance as of June 30, 2001 and 2000 included $13,000 and $22,000 due from the Creditors' Trust for allocation of expenses (see "Creditors' Trust" footnote).

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

Current and Long Term Liabilities

      Accounts payable and accrued expenses consisted of the following (in thousands):

                                                                    June 30,
                                                                 ---------------
                                                                 2001       2000
                                                                 ----       ----
Accrued medical insurance premiums - current portion .....       $ 54       $ 56
Accrued professional fees ................................         49         47
Accrued compensation - other .............................          9         15
Alternative minimum tax payable ..........................         20         --
Other accounts payable and accrued expenses ..............         26         43
                                                                 ----       ----
                                                                 $158       $161
                                                                 ====       ====

      In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2001 and 2000, the Company was providing payments to and 27 people, respectively, to be used toward the payment of insurance. As of June 30, 2001 and 2000, the current portion of the accrual for medical insurance premiums is $54,000 and $56,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $447,000 and $516,000, respectively. During fiscal year end 2000, the Company experienced a favorable mortality rate and, as a result, released $80,000 of the long term liability for accrued medical insurance premiums. Management expects this volatility to continue in the future due to the relative small number of people covered by this liability.

      The SHI Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $406,000 and $102,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheets as of June 30, 2001 and 2000, respectively. See "Stock and Compensation Plans" footnote.

Federal Income Taxes

      The Company in prior years filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October 1, 1996 and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file their own consolidated federal income tax return for the years ended June 30, 2001, 2000 and 1999. Various tax attributes, including net operating loss carryforwards, have been allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.

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

      SHI and its subsidiaries reported federal income tax expense of $503,000, $29,000 and $18,000 for fiscal years ended June 30, 2001, 2000 and 1999, respectively. The Company reported a tax benefit of $602,000, $46,000, and $45,000 as an increase to additional paid-in capital for fiscal years ended June 30, 2001, 2000 and 1999, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million and $95 million in gross deferred tax assets as of June 30, 2001 and 2000, respectively, subject to an offsetting valuation allowance of approximately $93 million and $94 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company reported a net deferred tax asset balance of $1.908 million and $1.441 million as of June 30, 2001 and 2000, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $341,000 and additional paid-in-capital was increased by $341,000 for the year ended June 30, 2001. Due to the change in zoning received on certain tracts in 1999 and the change in flood plain acreage in 2000, the Company reduced the valuation allowance for deferred tax assets and additional paid in capital was increased by $249,000 and $1.148 million for the year ended June 30, 2000 and 1999, respectively. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001 will be allocated to additional paid-in capital. In addition, an adjustment of $1.5 million was made for the year ended June 30, 1999 to decrease the balance of the deferred tax assets with an equal adjustment to the offsetting valuation allowance, to reflect the absorption of a portion of the net operating loss carryforward against cancellation of indebtedness income and an increase in the net operating loss carryforward attributable to the allocation of additional loss carryforwards resulting from the deconsolidation of the former LFC group during the fiscal year ended June 30, 1997.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of June 30, 2001 and 2000. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001 will be allocated to additional paid-in capital.

      SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 2001 totaling approximately $269 million. These net operating loss carryforwards expire in the years 2003 through 2019. Approximately $137 million of these net operating losses arose prior to the previous 1991 reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC") Section 382. At June 30, 2001, SHI and its subsidiaries had a cumulative unused Section 382 limitation equal to the $137 million of pre-1991 net operating loss carryforwards; accordingly, such pre-1991 net operating loss carryforwards may be utilized currently by SHI and its subsidiaries under the restrictions of
Section 382. The remaining net operating losses of approximately $132 million arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).

      All of the net operating loss carryforwards are subject to applicable provisions of the IRC, and approximately $261million of the total of $269 million of net operating loss carryforwards would be limited to zero if it were determined that SHI underwent an ownership change, within the meaning of Section 382, during the two year period following the October 1, 1996 ownership change resulting from the Plan of Reorganization. The remaining $8 million of net operating loss will continue to be subject to the annual limitation of IRC
Section 382, and could be further limited upon any subsequent ownership change.

      The amounts and expiration dates of the regular tax net operating losses of SHI and its subsidiaries at June 30, 2001, are as follows (in thousands):

             Amount of Net
            Operating Loss                      Expiration Date
               Carryover                         as of June 30
            ---------------                   ------------------
              $   2,464                               2003
                 54,431                               2004
                 27,495                               2006
                 82,943                               2007
                 21,496                               2008
                 22,906                               2009
                 41,080                               2010
                  8,075                               2011
                  1,634                               2012
                  2,526                               2013
                  4,203                               2019
              ---------
              $ 269,253
              =========

      The Company's alternative minimum tax net operating loss is approximately the same as its regular tax net operating loss.

      The difference between actual tax expense and the amount computed by applying the statutory rate to income from operations before federal income tax consisted of the following components (in thousands):

                                                                  Years Ended June 30,
                                                           ---------------------------------
                                                            2001         2000         1999
                                                           -------      -------      -------
Tax expense at statutory rate ........................     $   503      $    29      $    18
Book/tax difference in loss reserves
  attributable to sale of assets .....................          85           --           --
Adjustment to net operating loss carryforward
  to reflect actual allocation of consolidated net
  operating loss to SHI and absorption against
  cancellation of indebtedness income ................          --           --        1,486
Increase in net operating loss (attributable
  to realization of pre-reorganization deductible
  temporary differences, resulting in an increase
  in the pre-reorganization net operating loss
  carryover) .........................................         (34)         (17)      (1,471)
Pre-reorganization net operating loss utilized .......         537           27           --
Change in valuation allowance for deferred
  tax assets for current year activity and for
  adjustment to net operating loss
  carryforward .......................................        (484)           7           12
Increase in deferred compensation accruals ...........        (113)         (11)         (18)
Increase in accrued stock option accruals ............          (6)          (6)          (9)
Provision to tax return adjustments ..................          15           --           --
                                                           -------      -------      -------
    Actual tax expense ...............................     $   503      $    29      $    18
                                                           =======      =======      =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001, 2000 and 1999 are presented below (in thousands):

                                                                    Years Ended June 30,
                                                            -------------------------------------
                                                              2001          2000          1999
                                                            --------      --------      --------
Deferred tax assets:
  Post-reorganization net operating loss carryover ....     $     30      $     30      $     30
  Pre-reorganization net operating loss carryover .....       94,183        94,701        94,711
  Loss reserves .......................................          541           626           626
  Deferred compensation ...............................          142            29            18
  Unrealized loss on equity securities ................            7            --            --
  Non-qualified stock option expense ..................           21            15             9
                                                            --------      --------      --------
     Total gross deferred tax assets ..................       94,924        95,401        95,394
  Less valuation allowance ............................      (93,016)      (93,960)      (94,219)
                                                            --------      --------      --------
       Net deferred tax assets ........................     $  1,908         1,441      $  1,175
                                                            ========      ========      ========

Deferred tax liabilities:
       Net deferred tax liabilities ...................     $     --      $     --      $     --
                                                            ========      ========      ========

Stockholders' Equity

      As of June 30, 2001 and 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

      During the years ended June 30, 2001, 2000 and 1999, the valuation allowance for deferred tax assets was decreased by $341,000, $249,000 and $1.148 million, respectively, and additional paid-in capital was increased by the same amounts. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2001, will be allocated to additional paid-in capital.

      SHI and its subsidiaries reported federal income tax expense of $503,000, $29,000 and $18,000 for fiscal years ended June 30, 2001, 2000 and 1999, respectively. The Company reported a tax benefit of $602,000, $46,000, and $45,000 as an increase to additional paid-in capital for fiscal years ended June 30, 2001, 2000 and 1999, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that is owed by the Company is the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences. See "Federal Income Taxes" footnote.

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

      The Company, as of June 30, 2001 and 2000, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

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

      In accordance with the success bonus defined above, the Board of Directors approved bonuses payable to the executive officers of the Company in fiscal year 2001 in the amount of $375,000, including $198,000 in success bonuses reimbursed by the Creditors' Trust and included in other income on the Company's Statements of Consolidated Operations and Comprehensive Income. The majority of the bonuses reimbursed by the Creditors' Trust were paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the success bonuses earned resulted from the real estate sales discussed in the "Investment in Real Estate" footnote. One officer deferred all bonuses earned in accordance with the SHI Deferred Compensation Plan as described below.

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

      The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested. The stock options resulted in compensation expense of $16,000, $16,000 and $17,000, with a corresponding increase in additional paid-in capital, for the years ended June 30, 2001, 2000 and 1999, respectively. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

      Director's Compensation Plan. At the annual meeting on December 16, 1998, the shareholders of SHI (the "Shareholders") approved additional compensation with a retroactive effective date of December 1, 1997, for the non-officer members of the Board of Directors (the "Directors' Additional Compensation Plan"). The Directors' Additional Compensation Plan, with a five year term, provides for a success bonus for each non-officer director based upon certain performance criteria of the Company and its subsidiaries and the Company's results as trustee of the Creditors' Trust. The approval of the Directors' Additional Compensation Plan authorized success bonuses in the amount of $98,000 to be paid to the non-officer directors, as a result of transactions that occurred in fiscal year 1998. The expense was included in other operating expenses on the Company's Statements of Consolidated Operations and Comprehensive Income for the year ended June 30, 1999. One director was paid in December 1998, after approval by the Shareholders. Certain non-officer directors elected to defer a portion or all of the payment pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director.

      For fiscal year ended June 30, 2001, and in accordance with the success bonus defined above, the directors of the Company collectively earned $75,000 in success bonuses, including $40,000 reimbursed by the Creditors' Trust and included in other income on the Company's Statements of Consolidated Operations and Comprehensive Income. The majority of the bonuses reimbursed by the Creditors' Trust were earned as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the success bonuses earned by the directors resulted from the real estate sales discussed in the "Investment in Real Estate" footnote. Certain directors elected to defer a portion or all of the payments earned pursuant to the Deferred Compensation Plan. During the year ended June 30, 2001, four of the five directors deferred some or all of directors' fees and success bonuses earned. A deferred compensation balance of $406,000 and $102,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheets as of June 30, 2001 and 2000, respectively.

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

      The following table summarizes data relating to stock options activity for the years ended June 30, 2001, 2000, and 1999:

                                                    Years Ended June 30,
                                            ----------------------------------
                                              2001         2000         1999
                                            --------     --------     --------
Number of shares subject to option:
   Outstanding at beginning of year ...      634,750      634,750      434,750
   Granted ............................           --           --      200,000
   Expired / canceled .................           --           --           --
   Exercised ..........................           --           --           --
                                            --------     --------     --------
        Outstanding at end of year ....      634,750      634,750      634,750
                                            ========     ========     ========

Exercisable at end of year ............      380,850      253,900      126,950
                                            ========     ========     ========

      All outstanding stock options have an exercise price of $0.92 per common share.

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

                            (table on following page)

                                                                                         Years Ended June 30,
                                                                                ---------------------------------------
                                                                                  2001          2000             1999
                                                                                --------      --------         --------
Reconciliation of net income (loss):
Basic net income (loss):
   Net income (As reported) ...............................................     $    934            53         $     34
   Pro forma compensation expense--net of tax effect ......................          (59)          (62)             (92)
                                                                                --------      --------         --------
   Pro forma net income (loss) ............................................     $    875            (9)        $    (58)
                                                                                ========      ========         ========
Diluted net income (loss):
   Net income (As reported) ...............................................     $    934            53         $     34
   Income effect of assumed conversions ...................................           --            --               --
                                                                                --------      --------         --------
   Net income plus assumed conversions (As reported) ......................          934            53               34
   Pro forma compensation expense--net of tax effect ......................          (59)          (62)             (92)
                                                                                --------      --------         --------
   Pro forma net income (loss) plus assumed conversions ...................     $    875            (9)        $    (58)
                                                                                ========      ========         ========
Earnings (loss) per share ("EPS") information:
Basic net income (loss):
   Net income (As reported) ...............................................     $   0.16          0.$1             0.01 *
   Pro forma compensation expense--net of tax effect ......................        (0.01)        (0.01)           (0.02)*
                                                                                --------      --------         --------
   Pro forma net income (loss) ............................................     $   0.15          0.$0            (0.01)*
                                                                                ========      ========         ========
Common shares used in computing basic EPS: ................................        6,000         6,000            5,304 *
                                                                                ========      ========         ========
Diluted net income (loss):
   Net income (As reported) ...............................................     $   0.15          0.$1             0.01 *
   Income effect of assumed conversions ...................................           --            --               --
                                                                                --------      --------         --------
   Net income plus assumed conversions (As reported) ......................         0.15          0.01             0.01 *
   Pro forma compensation expense--net of tax effect ......................        (0.01)        (0.01)           (0.02)*
                                                                                --------      --------         --------
   Pro forma net income (loss) plus assumed conversions ...................     $   0.14          0.$0            (0.01)*
                                                                                ========      ========         ========
Common shares used in computing diluted EPS: ..............................        6,126         6,106            5,333 *
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

      Cash and Cash Equivalents. The carrying amounts reported in the Consolidated Balance Sheets approximate the fair values and maturities are less than three months.

      Investment in Equity Securities. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value based on quoted market prices, with any unrealized holding gains (losses) included, net of tax, in accumulated other comprehensive income
(loss), a component of stockholders' equity.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                          June 30,
                                      ------------------------------------------------
                                               2001                      2000
                                      ----------------------    ----------------------
                                      Carrying                  Carrying
                                       Amount     Fair Value     Amount     Fair Value
                                      --------    ----------    --------    ----------
Financial Assets:
  Cash and cash equivalents .....     $  5,914     $  5,914     $  4,088     $  4,088
  Investment in equity securities          139          139           --           --

      Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of excess cash invested overnight in euro-dollar denominated accounts. As of June 30, 2001, approximately $5.2 million of the Company's cash and cash equivalents balance of $5.9 million was invested in euro-dollars. Approximately $450,000 of the remainder of the Company's cash and cash equivalents was deposited in various accounts at one financial institution and $250,000 was invested in a money market fund at another institution. Subsequent to June 30, 2001, the Company began investing excess cash in 30 day U. S. Treasury bills which is consistent with the Company's policy for overnight investments.

Leases

      The Company incurred rental expense for office space of $10,000, $10,000 and $10,000 for the years ended June 30, 2001, 2000, and 1999, respectively, and had no future minimum rental commitments at June 30, 2001 for noncancellable leases.

      The Company also incurred expense of $18,000, $18,000 and $19,000 for the years ended June 30, 2001, 2000, and 1999, respectively, for the reimbursement of office space and expenses in Maryland utilized by the Chairman and Chief Executive Officer of the Company, and is included in other operating expenses on the Company's Statements of Consolidated Operations and Comprehensive Income. The Company is not a party to the lease.

                  (remainder of page intentionally left blank)

Quarterly Results (Unaudited)

           The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 2001 (in dollars, except per share amounts):

                                                           Year Ended June 30, 2001
                                              --------------------------------------------------
                                               First         Second        Third         Fourth
                                              Quarter       Quarter       Quarter       Quarter
                                              --------      --------      --------      --------
Revenues ................................     $    178      $  1,239      $  1,132      $    152
Income (loss) before federal income tax .           14           699           821           (97)
Federal income tax (expense) benefit ....           (5)         (245)         (287)           34
  Net income (loss) .....................            9           454           534           (63)

Basic earnings (loss) per common share:
  Net income (loss) .....................         0.00          0.08          0.09         (0.01)
Diluted earnings (loss) per common share:
  Net income (loss) .....................         0.00          0.07          0.09         (0.01)

      Revenues were higher in the second and third quarters as a result of two separate sales of a portion of the Company's real estate investment, resulting in a gain on sale of real estate of $828,000 and $945,000 for the second and third quarter, respectively. Refer to the "Investment in Real Estate" footnote for more information on the real estate sales. In accordance with existing compensation plans for the directors and officers, the Company incurred additional compensation expense related to these sales in the amount of $99,000 and $113,000 in the second and third quarter, respectively, reported as personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income. The net gains reported from the sale of the real estate also increased the federal income tax expense for the same two quarters.

      Trust expense reimbursement revenue from the Creditors' Trust was reported quarterly by the Company in the amounts of $61,000, $265,000, $34,000 and $55,000, respectively. The second and fourth quarters included specific reimbursements for bonus payments to the directors and officers in accordance with existing compensation plans in the amounts of $212,000 and $25,000, respectively. These amounts were also reported as personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income for the same periods thereby eliminating a fluctuation in net income. See the "Stock and Compensation Plans" footnote for further information.

      The Company reported increased travel expense in the amount of $10,000 in the second quarter. Professional fees increased slightly by quarter, reported as $13,000, $36,000, $31,000 and $57,000 for the first through the fourth quarter. The Company incurred additional legal fees in the second quarter and higher accounting fees in the fourth quarter.

      The following is a summary of the unaudited quarterly results of operations, as restated, for the year ended June 30, 2000 (in dollars, except per share amounts):

                                                                            Year Ended June 30, 2000
                                                              --------------------------------------------------
                                                               First         Second        Third         Fourth
                                                              Quarter       Quarter       Quarter       Quarter
                                                              --------      --------      --------      --------
Revenues..................................................    $    224      $    223      $    194      $    231
Income before federal income tax .........................          39            12             5            26
Federal income tax expense ...............................         (14)           (4)           (2)           (9)
  Net income .............................................          25             8             3            17

Basic earnings per common share:
  Net income .............................................        0.00          0.00          0.00          0.00
Diluted earnings  per common share:
  Net income .............................................        0.00          0.00          0.00          0.00

      Total revenues were consistent for all quarters in fiscal year 2000, however, there were fluctuations in specific revenue categories during the year. Management fees received by the Company's assisted care management subsidiary, SHM, were $103,000, $106,000, $89,000 and $$60,000 for the four quarters, respectively. The decrease is primarily due to lower occupancy and higher expenses as reported by Treemont, which resulted in a lower management fee to SHM.

      The Company reported trust expense reimbursement revenue from the Creditors' Trust of $62,000, $64,000, $51,000 and $31,000 respectively for the four quarters of fiscal year 2000, representing a decrease in the use of the Company's resources for the Creditors' Trust (see the "Creditors' Trust" footnote).

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

      The following table summarizes the Company's identifiable assets by segment as of June 30, 2001 and 2000 (in thousands):

                                                                         June 30, 2001      June 30, 2000
                                                                         -------------      -------------
Identifiable assets:
   Assisted care facility management (including receivable from
     parent company eliminated in consolidation) ..................        $      338         $      246
   Real estate ....................................................             6,645              4,950
                                                                           ----------         ----------
                                                                                6,983              5,196
                                                                           ----------         ----------
   Reconciling items:
     Corporate cash, receivables and prepaid expenses (including
       receivable from subsidiary eliminated in consolidation) ....             4,147              4,229
     Deferred tax assets--net .....................................             1,908              1,441
     Elimination of intercompany receivables ......................              (295)              (234)
                                                                           ----------         ----------
Total assets per the Consolidated Balance Sheets ..................        $   12,743         $   10,632
                                                                           ==========         ==========

      The following tables summarize the Company's segment data of operations for the years ended June 30, 2001, 2000, and 1999 (in thousands):

                                                                 Years Ended June 30
                                                           ------------------------------
                                                               2001       2000       1999
                                                           --------   --------   --------
Revenues:
  Assisted care management .............................   $    250   $    360   $    498
  Real estate ..........................................      1,818          2         --
                                                           --------   --------   --------
                                                              2,068        362        498
                                                           --------   --------   --------
  Reconciling items:
    Corporate interest income ..........................        203        214        155
    Trust expense reimbursement ........................        415        210        339
    Other corporate revenue ............................         15         86         10
                                                           --------   --------   --------
                                                                633        510        504
                                                           --------   --------   --------
Total revenues per Statements of Consolidated Operations
  and Comprehensive Income .............................   $  2,701   $    872   $  1,002
                                                           ========   ========   ========

                                                                Years Ended June 30
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
Operating income (loss):
  Assisted care management .............................   $    142   $    210   $    329
  Real estate ..........................................      1,815        (12)       (15)
                                                           --------   --------   --------
                                                              1,957        198        314
                                                           --------   --------   --------
  Reconciling items:
    Corporate interest income ..........................        203        214        155
    Trust expense reimbursement ........................        415        210        339
    Unallocated corporate expenses .....................     (1,153)      (626)      (763)
    Other ..............................................         15         86          7
                                                           --------   --------   --------
                                                               (520)      (116)      (262)
                                                           --------   --------   --------
Income  from operations before federal income tax
  per Statements of Consolidated Operations and
  Comprehensive Income .................................   $  1,437   $     82   $     52
                                                           ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

      On July 1, 2000, Statement of Financial Accounting Standards No. 133/ 138 "Accounting for Derivative Instruments and Hedging Activities", became effective and requires companies to carry all derivative instruments on the balance sheet at fair value. Since the Company has no derivative instruments, the adoption had no effect on the accompanying financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------    --------
ASSETS
Current Assets:
    Cash and cash equivalents ................................................   $  3,975    $  4,085
    Receivables (including $20 and $80, respectively, receivables from
       subsidiaries eliminated in consolidation) .............................         33         102
    Prepaid expenses .........................................................        139          42
                                                                                 --------    --------
                                                                                    4,147       4,229
                                                                                 --------    --------
Long Term Assets:
     Investments (including $8,844 and $6,509, respectively, investments
       in subsidiaries eliminated in consolidation) ..........................      8,844       6,509
                                                                                 --------    --------
                                                                                    8,844       6,509
                                                                                 --------    --------
           Total Assets ......................................................   $ 12,991    $ 10,738
                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses (including $275 and $154,
       respectively, payables to subsidiaries eliminated in consolidation) ...   $    406    $    267

Long Term Liabilities:
    Accrued medical insurance premiums .......................................        447         516
    Deferred compensation and fees ...........................................        406         102
                                                                                 --------    --------
                                                                                      853         618
                                                                                 --------    --------
                                                                                    1,259         885
                                                                                 --------    --------
Stockholders' Equity:
   Preferred stock--( $1.00 par value, 1,000 shares authorized, 0 shares
       issued and outstanding) ...............................................         --          --
   Common stock--($.10 par value, 15,000 shares authorized, 6,000 shares
       issued and outstanding) ...............................................        600         600
   Additional paid-in capital ................................................     10,164       9,205
   Retained earnings .........................................................        982          48
   Accumulated other comprehensive loss (including $14 and $0, respectively, accumulated other comprehensive loss from
       subsidiaries), net of tax .............................................        (14)         --
                                                                                 --------    --------
                                                                                   11,732       9,853
                                                                                 --------    --------
           Total Liabilities and Stockholders' Equity ........................   $ 12,991    $ 10,738
                                                                                 ========    ========

Note: Certain reclassifications have been made to prior years' financial statement schedule to conform to the 2001 presentation.

                              SIENA HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                        (in thousands, except par values)

                                                           Years Ended June 30,
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
Revenues:
  Interest ......................................   $    203    $    214    $    155
  Trust expense reimbursement ...................        415         210         339
  Other .........................................         15          86          11
                                                    --------    --------    --------
                                                         633         510         505
                                                    --------    --------    --------
Expenses:
  Personnel .....................................        663         288         288
  Other operating ...............................        491         338         476
                                                    --------    --------    --------
                                                       1,154         626         764
                                                    --------    --------    --------
Loss from operations before income from
    subsidiaries and federal income tax .........       (521)       (116)       (259)
Equity in income of subsidiaries ................      1,274         126         311
Income from subsidiaries - federal tax share ....        684          72          --
                                                    --------    --------    --------
Income before federal income tax ................      1,437          82          52
Federal income tax expense ......................       (503)        (29)        (18)
                                                    --------    --------    --------
Net income ......................................        934          53          34
                                                    --------    --------    --------

Other comprehensive loss, net of tax:

  Other comprehensive loss from subsidiaries ....        (14)         --          --
                                                    --------    --------    --------
Other comprehensive loss ........................        (14)         --          --
                                                    --------    --------    --------

Comprehensive income ............................   $    920    $     53    $     34
                                                    ========    ========    ========

Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

                              SIENA HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended June 30,
                                                                        --------------------------------
                                                                          2001        2000        1999
                                                                        --------    --------    --------
Operating activities:
   Net income .......................................................   $    934    $     53    $     34
   Adjustments to reconcile net income to cash used
   by operations:
     Federal income tax utilization of pre-reorganization tax
       attributes ...................................................        602          46          45
     Increase in deferred tax / decrease in federal income tax
       expense relating to post-reorganization tax attributes .......       (119)        (17)        (27)
     Compensation expense for stock options .........................         16          16          17
     Equity in income of subsidiaries ...............................     (1,274)       (126)       (311)
     Income from subsidiaries - federal tax share ...................       (664)        (72)         --
     (Increase) decrease in current assets and prepaid expenses -
       excluding receivables from subsidiaries ......................        (88)         53         (63)
     Increase (decrease) in current accounts payable and accrued
       expenses - excluding payables to subsidiaries ................         18         (69)       (344)
     Net (decrease) increase in receivables from and payables
       to subsidiaries - net of federal tax share ...................        230        (435)        565
     Decrease in long term accrued medical insurance
       premiums .....................................................        (69)       (133)        (62)
     Increase in long term deferred compensation and fees ...........        304          50          52
                                                                        --------    --------    --------
          Net cash used by operating activities .....................       (110)       (634)        (94)
                                                                        --------    --------    --------

Investing activities:
  Return of capital from investments in subsidiaries ................         --         615          --
                                                                        --------    --------    --------
          Net cash provided by investing activities .................         --         615          --
                                                                        --------    --------    --------

Financing activities:
  Issuance of common stock--net .....................................         --          --       2,102
                                                                        --------    --------    --------
          Net cash provided by financing activities .................         --          --       2,102
                                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents ................       (110)        (19)      2,008
Cash and cash equivalents at beginning of year ......................      4,085       4,104       2,096
                                                                        --------    --------    --------
Cash and cash equivalents at end of year ............................   $  3,975    $  4,085    $  4,104
                                                                        ========    ========    ========

Non-cash transactions:
  Issuance of stock options .........................................   $     16    $     16    $     17

Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------
                                                     Initial cost to Company     Cost capitalized to acquisition
                                                ------------------------------------------------------------------
                                                                Buildings and
        Description              Encumbrances       Land        improvements    Improvements    Carrying costs
------------------------------------------------------------------------------------------------------------------
185.1 gross acres of
    unimproved land in Allen,
    Texas (the "Allen
    property").................            --   $     4,800*     $         --    $       451    $          --

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Life on which
                                 Gross amount at which carried at close of                                            depreciation
                                             June 30, 2001 (**)                                                         in latest
                                 ------------------------------------------                                              income
                                              Buildings and                   Accumulated       Date of      Date     statements is
        Description               Land        improvements       Total       depreciation    construction  acquired     computed
------------------------------------------------------------------------------------------------------------------------------------
185.1 gross acres of
    unimproved land in Allen,
    Texas (the "Allen
    property").................  $ 4,570      $          --        4,570    $          --      N/A           3/5/97        N/A
------------------------------------------------------------------------------------------------------------------------------------

The changes in the investment in real estate is as follows (in thousands):

                                          Years Ended June 30
                                   -------------------------------
                                     2001        2000       1999
                                   --------    --------   --------

                                   $  4,949    $  4,879   $  4,800
Additions during the year:
    Improvements, etc ..........        303          70         79
                                   --------    --------   --------
                                        303          70         79
                                   --------    --------   --------

Deductions during the year:
    Cost of real estate sold ...       (682)         --         --
                                   --------    --------   --------
                                       (682)         --         --
                                   --------    --------   --------

                                   $  4,570    $  4,949   $  4,879
                                   ========    ========   ========

* The fair market value of the property on the date the Company adopted fresh-start accounting (see "Item 8. Financial Statements and Supplementary Data--Significant Accounting Policies" footnote).

** The aggregate cost for Federal income tax purposes of the Allen property at June 30, 2001, 2000 and 1999 is $6.15 million, $6.74 million and $6.67 million, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

      The Company held its Annual Meeting of Stockholders on December 15, 2000, and elected the following five directors to serve until the next annual meeting and until their successors are elected and qualified:

      JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 54.

      ERIC M. BODOW-- Chief Administrative Officer, GEM Capital Management, Inc., since 1998; Senior Vice President, Sagner/Marks, Inc., from 1992 to 1998; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 57.

      JAMES D. KEMP-- Principal, Antaean Solutions, LLC, since 1997; President and Chief Executive Officer, The Trust Company, N.A., from 1996 to 1997; President and Chief Executive Officer, Kemp Consulting, from 1992 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1992. Age 54.

      MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 70.

      FRANK B. RYAN-- Professor of Mathematics at Rice University (currently on leave); Director, Danielson Holding Corporation; Director, Texas Micro, Inc.; Director, America West Airlines, Inc. Age 65.

Executive Officers of the Registrant

      The following two executive officers were approved by the Board of Directors and given separate five year retention agreements effective December 1, 1997:

      JOHN P. KNEAFSEY-- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

      W. JOSEPH DRYER-- President and Chief Accounting Officer of the Company since October 4, 1996, prior thereto, Senior Vice President from January 1995; President and Director of Russian River Energy Co. from 1992 to 1994; President and Director of Geothermal Resources International, Inc. since 1994, prior thereto, an officer since 1984; and President of Worldcorp, Inc. since May, 2000. Age 46.

Item 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2001 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2001 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

            (i) The following consolidated financial statements are included in
Item 8.

                                                                           Pages
                                                                           -----

           Consolidated Balance Sheets--June 30, 2001 and 2000.............  16
           Statements of Consolidated Operations and Comprehensive
             Income--Years Ended June 30, 2001, 2000 and 1999..............  17
           Statements of Consolidated Stockholders' Equity--Years
              Ended June 30, 2001, 2000 and 1999...........................  18
           Statements of Consolidated Cash Flows--Years Ended
              June 30, 2001, 2000 and 1999.................................  19
           Notes to Consolidated Financial Statements......................  20

            (ii) The following financial statement schedules are included in
Item 8:

           Schedule I--Condensed Financial Information of Registrant.......  39
           Schedule III--Real Estate and Accumulated Depreciation..........  42

           All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

            Financial statements (and summarized financial information) of unconsolidated subsidiaries and 50- Percent-or-Less-Owned Persons accounted for by the equity method are not presented because they do not, individually or in aggregate, constitute a significant subsidiary.

      (b) Exhibits:

          Exhibit
          Number
          ------

          (21)        List of subsidiaries of Registrant.

      (c) Reports on Form 8-K:

            On October 30, 2000, the Company filed with the Commission a current report on Form 8-K relating to the sale of real estate property, which is discussed in greater detail under the "Investment in Real Estate" footnote in this report.

            On February 27, 2001, the Company filed with the Commission a current report on Form 8-K relating to the sale of real estate property, which is discussed in greater detail under the "Investment in Real Estate" footnote in this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SIENA HOLDINGS, INC.
                                                      Registrant


Date:  September 26, 2001                 /S/       W.  JOSEPH DRYER
                                       -----------------------------------------
                                                    W. Joseph Dryer
                                             Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 26, 2001                /S/      W. JOSEPH DRYER
                                      -----------------------------------------
                                                   W. Joseph Dryer
                                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.

Date:  September 26, 2001             By  /S/      JOHN P. KNEAFSEY
                                        ----------------------------------------
                                              (John P. Kneafsey, Chairman)

Date:  September 26, 2001             By  /S/       ERIC M. BODOW
                                        ----------------------------------------
                                                   (Eric M. Bodow)

Date:  September 26, 2001             By  /S/       JAMES D. KEMP
                                        ----------------------------------------
                                                   (James D. Kemp)

Date:  September 26, 2001             By  /S/     MATTHEW S. METCALFE
                                        ----------------------------------------
                                                 (Matthew S. Metcalfe)

Date:  September 26, 2001             By  /S/        FRANK RYAN
                                        ----------------------------------------
                                                    (Frank Ryan)