Form 10-Q
period 2001-09-30
SIENA HOLDINGS INC
filed 2001-11-06
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    75-1043392
     -------------------------------                    ----------------
     (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                    identification no.)

5068 West Plano Parkway, Suite 300, Plano, Texas               75093
------------------------------------------------             ----------
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

                                 YES |X| NO |_|

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The Registrant's plan of reorganization was effective in March 1997.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2001: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets -- September 30, 2001 and
          June 30, 2001 ...................................................    2
        Statements of Consolidated Operations and Comprehensive Income
          (Loss) -- Quarters Ended September 30, 2001 and 2000 ............    3
        Statements of Consolidated Cash Flows -- Quarters Ended
          September 30, 2001 and 2000 .....................................    4
        Notes to Consolidated Financial Statements ........................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations .............................................   11
        Liquidity and Capital Resources ...................................   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   14

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings .................................................   14

Item 3. Defaults Upon Senior Securities ...................................   14

Item 6. Exhibits and Reports on Form 8-K ..................................   14

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                           September 30, 2001       June 30, 2001
                                                                           ------------------       -------------
ASSETS                                                                         (unaudited)
Current Assets:
    Cash and cash equivalents ............................................     $    5,849             $    5,914
    Investments in equity securities .....................................            113                    139
    Receivables ..........................................................             93                     73
    Prepaid expenses .....................................................            111                    139
                                                                               ----------             ----------
                                                                                    6,166                  6,265
                                                                               ----------             ----------
Long Term Assets:
    Investment in real estate ............................................          4,577                  4,570
    Deferred tax assets - net ............................................          1,908                  1,908
                                                                               ----------             ----------
                                                                                    6,485                  6,478
                                                                               ----------             ----------
         Total Assets ....................................................     $   12,651             $   12,743
                                                                               ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses ................................     $      114             $      158
Long Term Liabilities:
    Accrued medical insurance premiums ...................................            433                    447
    Deferred compensation and fees .......................................            409                    406
                                                                               ----------             ----------
                                                                                      842                    853
                                                                               ----------             ----------
                                                                                      956                  1,011
                                                                               ----------             ----------
Stockholders' Equity:
    Preferred stock -- ($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .................................             --                     --
    Common stock -- ($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .............................            600                    600
    Additional paid-in capital ...........................................         10,153                 10,164
    Retained earnings ....................................................            976                    982
    Accumulated other comprehensive loss, net of tax .....................            (34)                   (14)
                                                                               ----------             ----------
                                                                                   11,695                 11,732
                                                                               ----------             ----------
         Total Liabilities and Stockholders' Equity ......................     $   12,651             $   12,743
                                                                               ==========             ==========

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                                            Quarter Ended September 30
                                                                          ------------------------------
                                                                           2001                    2000
                                                                          -------                -------
Revenues:
   Commissions and fees ........................................          $    79                $    60
   Interest ....................................................               38                     56
   Trust expense reimbursement .................................               33                     61
   Other .......................................................                7                      1
                                                                          -------                -------
                                                                              157                    178
                                                                          -------                -------
Expenses:
   Personnel ...................................................               92                     88
   Other operating .............................................               75                     76
                                                                          -------                -------
                                                                              167                    164
                                                                          -------                -------
Income (loss) from operations before federal income tax ........              (10)                    14
Federal income tax benefit (expense) ...........................                4                     (5)
                                                                          -------                -------
Net income (loss) ..............................................               (6)                     9
                                                                          -------                -------

Other comprehensive loss, net of tax:
    Unrealized losses on equity securities:
       Unrealized holding losses arising during period .........              (20)                    --
                                                                          -------                -------
    Other comprehensive loss, net of tax .......................              (20)                    --
                                                                          -------                -------
Comprehensive income (loss) ....................................          $   (26)               $     9
                                                                          =======                =======

Basic earnings (loss) per share:
   Net income (loss) ...........................................          $  0.00                $  0.00

Average number of shares .......................................            6,000                  6,000

Diluted earnings (loss) per share:
   Net income (loss) ...........................................          $  0.00                $  0.00
Weighted average number of shares ..............................            6,119                  6,117

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                                    Quarter Ended September 30
                                                                                                   ----------------------------
                                                                                                     2001                 2000
                                                                                                   -------              -------
Operating activities:
      Net income (loss) ....................................................................       $    (6)             $     9
      Adjustments to reconcile net income (loss) to net cash used by operations:
         Federal income tax expense credited to additional paid-in capital due to the
            utilization of pre-reorganization tax attributes ...............................            --                    5
         Federal income tax benefit charged to additional paid-in-capital due to
            increase in valuation allowance for pre-reorganization deferred tax assets .....            (4)                  --
         Compensation expense for stock options ............................................             4                    5
         Decrease in current accounts receivable and prepaid expenses ......................             8                   14
         Decrease in current operating accounts payable and accrued expenses ...............           (44)                 (24)
         Decrease in long term accrued medical insurance premiums ..........................           (14)                 (14)
         Increase in long term deferred compensation and fees ..............................             3                    5
                                                                                                   -------              -------
               Net cash used by operating activities .......................................           (53)                  --
                                                                                                   -------              -------

Investing activities:
      Purchases of equity securities .......................................................            (5)                  --
      Increase in investment in real estate, net of related payables of $0 and $80,000,
         respectively ......................................................................            (7)                 (29)
                                                                                                   -------              -------
                 Net cash used by investing activities .....................................           (12)                 (29)
                                                                                                   -------              -------
Net decrease in cash and cash equivalents ..................................................           (65)                 (29)
Cash and cash equivalents at beginning of period ...........................................         5,914                4,088
                                                                                                   -------              -------
Cash and cash equivalents at end of period .................................................       $ 5,849              $ 4,059
                                                                                                   =======              =======

Cash payments for:
      Interest .............................................................................       $    --              $    --
      Federal income tax ...................................................................       $    21              $    --

Non-cash transactions:
Changes to additional paid-in-capital:
      Federal income tax benefit charged to additional paid-in-capital due to an
         increase in valuation allowance for pre-reorganization deferred tax assets ........       $    (4)             $    --
      Unrealized loss on investments charged to additional paid-in-capital due to an
         increase in valuation allowance for pre-reorganization deferred tax assets ........           (11)                  --
      Federal income tax expense credited to additional paid-in-capital due to the
         utilization of pre-reorganization tax attributes ..................................            --                    5
      Compensation expense related to stock options ........................................             4                    5
                                                                                                   -------              -------
              Net increase (decrease) in additional paid-in-capital ........................       $   (11)             $    10
                                                                                                   =======              =======

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES

                               September 30, 2001

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

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through September 30, 2001 was $32.3 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

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

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust, and will terminate on March 7, 2002, unless an extension is approved by the Bankruptcy Court. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint

Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

      The Company charged to the Creditors' Trust expenses of $33,000 and $61,000 for the quarters ended September 30, 2001 and 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust is expected to continue to decrease during fiscal year 2002 as remaining assets are liquidated.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of September 30, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately
77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. There is no guarantee that any sales will be consummated.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of September 30 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of September 30, 2001 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

NOTE E -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. As of September 30, 2001, the cost and fair value of the securities based on quoted market prices were reported as $165,000 and $113,000, respectively. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

NOTE F -- STOCKHOLDERS' EQUITY

      As of September 30 and June 30, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      SHI and its subsidiaries increased the post-reorganization deferred tax assets by $15,000 as a result of the federal income tax benefit reported for the quarter ended September 30, 2001,and unrealized loss on investments in equity securities. In addition, the Company increased the valuation allowance for pre-reorganization deferred tax assets by $15,000 resulting in a decrease to additional paid-in-capital of $15,000 also for the quarter ended September 30, 2001. The Company also recorded $4,000 in compensation expense in the quarter ended September 30, 2001, related to stock options which increased additional paid-in-capital by $4,000, resulting in a net decrease to additional paid-in-capital of $11,000 for the quarter ended September 30, 2001. For the quarter ended September 30, 2000, the Company reported a tax benefit of $5,000 as an increase to additional paid-in capital, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. The Company also recorded $5,000 in compensation expense in the quarter ended September 30, 2000, related to stock options which increased additional paid-in-capital by $5,000, resulting in a net increase to additional paid-in-capital of $10,000 for the quarter ended September 30, 2000. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

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

      The Company, as of September 30 and June 30, 2001, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE G -- DEFERRED TAX ASSETS

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $94.9 million in gross deferred tax assets as of September 30 and June 30, 2001, subject to an offsetting valuation allowance of approximately $93.0 million. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of September 30, 2001. Therefore, the Company reported a net deferred tax asset balance of $1.908 million as of September 30 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets.

NOTE H -- EARNINGS (LOSS) PER SHARE

      Earnings (loss) per common share were determined using the weighted average shares issued or reserved for issuance. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"). The effects of outstanding options are included in the calculation of diluted earnings (loss) per common share to the extent that they are dilutive to earnings or not antidilutive.

NOTE I -- ACCOUNTING STANDARDS TO BE ADOPTED

      Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 144 requires, among other things, that impairment losses resulting from the initial application of its provision for long-lived assets to be held and used be reported in the period in which the recognition criteria are initially applied and met based on the facts and circumstances existing at that date. This statement, like SFAS No. 121, requires consideration of the continuing effect of events or changes in circumstances that occurred prior to initial application of SFAS No. 144. The effect of adopting SFAS No. 144 is not expected to be material. Adoption is required by all companies no later than fiscal year beginning after December 15, 2001.

NOTE J -- INDUSTRY SEGMENT DATA OF OPERATIONS

      The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those of the Company . Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2001, for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

      The following table summarizes the Company's identifiable assets by segment as of September 30 and June 30, 2001 (in thousands):

                                                                                  September 30,       June 30,
                                                                                       2001             2001
                                                                                  -------------       --------
      Identifiable assets:
           Assisted care facility management (including receivable from
               parent company eliminated in consolidation) .................        $    379          $    338
           Real estate .....................................................           6,601             6,645
                                                                                    --------          --------
                                                                                       6,980             6,983
                                                                                    --------          --------
           Reconciling items:
              Corporate cash, receivables and prepaid expenses (including
                  receivable from subsidiary eliminated in consolidation) ..           4,055             4,147
              Deferred tax assets--net .....................................           1,908             1,908
              Elimination of intercompany receivables ......................            (292)             (295)
                                                                                    --------          --------
      Total assets per Consolidated Balance Sheet ..........................        $ 12,651          $ 12,743
                                                                                    ========          ========

                  (remainder of page intentionally left blank)

      The following table summarizes the Company's segment data of operations for the quarters ended September 30, 2001 and 2000 (in thousands):

                                                                                       Quarter Ended September 30
                                                                                    -------------------------------
                                                                                       2001                  2000
                                                                                    ----------           ----------
      Revenues:
         Assisted care management ............................................      $       79           $       60
         Real estate .........................................................              12                    1
                                                                                    ----------           ----------
                                                                                            91                   61
                                                                                    ----------           ----------
         Reconciling items:
            Corporate interest income ........................................              26                   56
            Trust expense reimbursement ......................................              33                   61
            Other corporate revenue ..........................................               7                   --
                                                                                    ----------           ----------
                                                                                            66                  117
                                                                                    ----------           ----------
      Total revenues per Statements of Consolidated Operations
          and Comprehensive Income (Loss) ....................................      $      157           $      178
                                                                                    ==========           ==========

      Operating income:
         Assisted care management ............................................      $       53           $       35
         Real estate .........................................................              11                    1
                                                                                    ----------           ----------
                                                                                            64                   36
                                                                                    ----------           ----------
         Reconciling items:
            Corporate interest income ........................................              26                   56
            Trust expense reimbursement ......................................              33                   61
            Unallocated corporate expenses ...................................            (140)                (139)
            Other ............................................................               7                   --
                                                                                    ----------           ----------
                                                                                           (74)                 (22)
                                                                                    ----------           ----------
      Income (loss) from operations before federal income tax expense per
         Statements of Consolidated Operations and Comprehensive Income
         (Loss) ..............................................................      $      (10)          $       14
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

      The operating results of the Company during the quarters ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                 Quarter Ended September 30
                                                             ----------------------------------
                                                                2001                    2000
                                                             ----------              ----------
Operating income:
   Assisted care management .....................            $       53              $       35
   Real estate ..................................                    11                       1
   Other ........................................                    66                     117
                                                             ----------              ----------
                                                                    130                     153
Expenses:
   General and administrative ...................                  (140)                   (139)
                                                             ----------              ----------

Income (loss) before federal income tax .........                   (10)                     14
Federal income tax benefit (expense) ............                     4                      (5)
                                                             ----------              ----------
      Net income (loss) .........................            $       (6)             $        9
                                                             ==========              ==========

      Assisted Care Management. The Company reported an increase of $18,000 in the profitability of the assisted care management operations for the quarter ended September 30, 2001 as compared to the same quarter in the prior year. The increase is primarily attributable to the increased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001, for more information on the Company's assisted care business and management contract. Management fee income was $19,000 higher in the in the first quarter of fiscal year 2002 as compared to fiscal year 2001, as a result of higher occupancy and lower expenses as reported by Treemont.

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

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of September 30, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. There is no guarantee that any sales will be consummated.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of September 30 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of September 30, 2001 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

      The real estate operating results for the first quarter in fiscal year 2002 decreased $10,000. In the quarter ended September 30, 2001, improvement costs of $7,000 related to developing the property were capitalized in accordance with the Company's capitalization policy, as compared to $109,000 of costs that were capitalized during the quarter ended September 30, 2000. The higher capitalized costs in fiscal year 2001 was due to work performed on the flood plain recovery project, which was completed in the second quarter of fiscal year 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Operations. The Company reported other operating income of $66,000 and $117,000 for the quarters ended September 30, 2001 and 2000, respectively. This included an overhead allocation based upon managements estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $33,000 and $61,000 for the quarters ended September 30, 2001 and 2000, respectively. The allocation of overhead to the Creditors' Trust is expected to continue to decrease during fiscal year 2002 as the remaining net assets of the Creditors' Trust are liquidated.

      The remaining income consisted primarily of interest income of $26,000 and $56,000 for the quarters ended September 30, 2001 and 2000, respectively, which is lower as a result of lower interest rates.

      Expenses. General and administrative expenses were consistent at $140,000 for the quarter ended September 30, 2001 as compared to $139,000 for the quarter ended September 30, 2000. There were no significant variances.

Liquidity and Capital Resources

      As of September 30, 2001, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of September 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of September 30, 2001, the amount invested in equity securities was $165,000 with a fair market value of $113,000. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding included, net of federal income tax expense, in accumulated other comprehensive loss, a component of stockholders' equity.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2001, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

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

                                                   SIENA HOLDINGS, INC.
                                           -------------------------------------
                                                      (Registrant)


Date: November 2, 2001                 By:        /S/ W. JOSEPH DRYER
                                          -------------------------------------
                                                       President


Date: November 2, 2001                 By:        /S/ W. JOSEPH DRYER
                                           -------------------------------------
                                               Principal Accounting Officer