Form 10-Q
period 2001-12-31
SIENA HOLDINGS INC
filed 2002-02-13
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 1-6868

                              SIENA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  75-1043392
----------------------------------------            --------------------
    (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                  identification no.)

 5068 West Plano Parkway, Suite 300, Plano, Texas          75093
---------------------------------------------------    -----------
(Address of principal executive offices)                (Zip code)

                                 (972) 381-4255
            -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X|   NO | |

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X|   NO | |

On October 10, 1995, the Registrant and certain of its subsidiaries filed bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code in the District of Delaware. The Registrant's plan of reorganization was effective in March 1997.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of February 7, 2002: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets--December 31, 2001 and June 30, 2001.......  2
      Statements of Consolidated Operations and Comprehensive Income (Loss)--
          Quarters and Six Months Ended December 31, 2001 and 2000...........  3
      Statements of Consolidated Cash Flows--Six Months Ended
          December 31, 2001 and 2000.........................................  4
      Notes to Consolidated Financial Statements.............................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations.................................................  13
      Liquidity and Capital Resources.......................................  15
      Critical Accounting Policies Resources................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  16


                          PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities....................................  17

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 6.  Exhibits and Reports on Form 8-K...................................  17

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)



                                                 December 31, 2001  June 30, 2001
                                                 -----------------  -------------
                                                    (unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents....................  $       5,757    $     5,914
    Investments in equity securities.............            147            139
    Receivables..................................             82             73
    Prepaid expenses.............................             96            139
                                                   -------------    -----------
                                                           6,082          6,265
                                                   -------------    -----------

    Investment in real estate....................          4,637          4,570
    Deferred tax assets - net....................          1,908          1,908
                                                   -------------    -----------
         Total Assets............................  $      12,627    $    12,743
                                                   =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses.........  $         135    $       158
Long Term Liabilities:
    Accrued medical insurance premiums...........            419            447
    Deferred compensation and fees...............            434            406
                                                   -------------    -----------
                                                             853            853
                                                   -------------    -----------
                                                             988          1,011
                                                   -------------    -----------
Stockholders' Equity:
    Preferred stock -- ($1.00 par value, 1,000 shares
        authorized, 0 shares issued and
        outstanding).............................             --            --
   Common stock -- ($.10 par value, 15,000 shares
        authorized, 6,000 shares issued and
        outstanding).............................            600            600
   Additional paid-in capital....................         10,173         10,164
     Retained earnings...........................            878            982
   Accumulated other comprehensive loss,
     net of tax..................................            (12)           (14)
                                                   -------------    -----------
                                                          11,639         11,732
                                                   -------------    -----------
         Total Liabilities and Stockholders'
           Equity................................  $      12,627    $    12,743
                                                   =============    ===========

See notes to consolidated financial statements.

                    STATEMENTS OF CONSOLIDATED OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                        Quarter Ended        Six Months Ended
                                                         December 31           December 31
                                                      ------------------    ------------------
                                                       2001       2000       2001       2000
                                                      -------    -------    -------    -------
Revenues:
  Commissions and fees ............................   $    51    $    69    $   130    $   129
  Interest ........................................        29         76         67        132
  Trust expense reimbursement .....................        24        265         57        326
  Gain on sale of real estate .....................        --        828         --        828
  Other ...........................................        --          1          7          2
                                                      -------    -------    -------    -------
                                                          104      1,239        261      1,417
                                                      -------    -------    -------    -------
Expenses:
  Personnel .......................................        86        347        178        435
  Other operating .................................       112        193        187        269
                                                      -------    -------    -------    -------
                                                          198        540        365        704
                                                      -------    -------    -------    -------
Income (loss) from operations before federal
     income tax ...................................       (94)       699       (104)       713
Federal income tax expense ........................        --       (245)        --       (250)
                                                      -------    -------    -------    -------
Net income (loss) .................................       (94)       454       (104)       463
                                                      -------    -------    -------    -------

Other comprehensive income, net of tax:
     Unrealized gains on equity securities:
     Unrealized holding gains arising during period        22          5          2          5
                                                      -------    -------    -------    -------
     Other comprehensive income, net of tax .......        22          5          2          5
                                                      -------    -------    -------    -------

Comprehensive income (loss) .......................   $   (72)   $   459    $  (102)   $   468
                                                      =======    =======    =======    =======

Basic earnings (loss) per share:
     Net income (loss) ............................   $ (0.02)   $  0.08    $ (0.02)   $  0.08

Average number of shares ..........................     6,000      6,000      6,000      6,000

Diluted earnings (loss) per share:
  Net income (loss) ...............................   $ (0.02)      0.07    $ (0.02)   $  0.08
Average number of shares ..........................     6,134      6,136      6,126      6,126

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                              Six Months Ended December 31
                                                              ----------------------------
                                                                    2001       2000
                                                                   -------    -------
Operating activities:
    Net income (loss) ..........................................   $  (104)   $   463
    Adjustments to reconcile net income (loss)
      to net cash used by operations:
       Federal income tax expense credited to additional
          paid-in capital due to the utilization of
          pre-reorganization tax attributes ....................        --          5
       Federal income tax expense charged to deferred tax
          assets due to gain on sale of real estate ............        --        239
       Gain on sale of real estate .............................        --       (828)
       Compensation expense for stock options ..................         8          8
       Decrease (increase) in current accounts receivables
          and prepaid expense ..................................        34       (178)
       Decrease in current accounts payable and accrued expenses       (23)        (3)
       Decrease in long term accrued medical insurance premiums        (28)       (28)
       Increase in long term deferred compensation and fees ....        28        207
                                                                   -------    -------
           Net cash used by operating activities ...............       (85)      (115)
                                                                   -------    -------

Investing activities:
    Purchases of equity securities .............................        (5)       (83)
    Sale of real estate ........................................        --      1,203
    Increase in investment in real estate ......................       (67)      (143)
                                                                   -------    -------
               Net cash provided (used) by
                 investing activities ..........................       (72)       977
                                                                   -------    -------


Net increase (decrease) in cash and cash equivalents ...........      (157)       862
Cash and cash equivalents at beginning of period ...............     5,914      4,088
                                                                   -------    -------
Cash and cash equivalents at end of period .....................   $ 5,757    $ 4,950
                                                                   =======    =======
Cash payments for:
    Interest ...................................................   $    --    $    --
    Federal income tax .........................................   $    21    $    --

                       (table continued on following page)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                              Six Months Ended December 31
                                                              ----------------------------
                                                                    2001       2000
                                                                   -------    -------
Non-cash transactions:
Changes to additional paid-in-capital:
   Unrealized gain on investments credited to
      additional paid-in-1ap$tal due to a decrease
      in valuation allowance for pre-reorganization
      deferred tax assets ..........................               $     1    $     3
   Federal income tax expense credited to additional
      paid-in-capital due to decrease in valuation
      allowance for pre-reorganization deferred
      tax assets ...................................                    --        239
   Decrease in valuation allowance for
      pre-reorganization deferred tax assetas
      a result of an increase in the valuation of
      investment in real estate ....................                    --         85
   Federal income tax expense credited to additional
      paid-in-capital due to the utilization of
      pre-reorganization tax attributes ............                    --          5
   Compensation expense related to stock options ...                     8          8
                                                                   -------    -------
                                                                   $     9    $   340
                                                                   =======    =======

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                December 31, 2001

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

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter and six months are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through December 31, 2001 was $32.3 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

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

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust, and will terminate on March 7, 2002, unless an extension is approved by the Bankruptcy Court. The Company expects that final distributions will be made before June 30, 2002, and the Creditors' Trust will be terminated. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

      The Company charged to the Creditors' Trust expenses of $24,000 and $57,000 for the quarter and six months ended December 31, 2001, respectively, and $265,000 and $326,000 for the quarter and six months ended December 31, 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid from proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2002 as remaining assets are liquidated and will cease when final distributions are made and the Creditors' Trust is terminated. The Company expects the final distributions will be made before June 30, 2002.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of December 31 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of December 31, 2001 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgement, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Based on management's most recent estimates, any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

NOTE E -- ASSISTED CARE FACILITY MANAGEMENT AGREEMENT

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

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. However, there can be no assurance that these or any future negotiations will lead to a sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds.

      The Management Agreement or the First Amendment are not shown as an asset on the Consolidated Balance Sheets of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the potential sale of the facility.

NOTE F -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. ("LLG"). As of December 31, 2001, the cost and fair value of the securities based on quoted market prices were reported as $165,000 and $147,000, respectively. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income or loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains or losses are reported in revenue on the Company's Consolidated Statements of Operations and Comprehensive Income
(Loss).

NOTE G -- STOCKHOLDERS' EQUITY

      As of December 31 and June 30, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding.

      SHI and its subsidiaries decreased the valuation allowance for pre-reorganization deferred tax assets by $1,000 due to the unrealized gain on investments in equity securities resulting in an increase to additional paid-in-capital of $1,000 for the six months ended December 31, 2001. The Company also recorded $8,000 in compensation expense in the six months ended December 31, 2001, related to stock options which increased additional paid-in-capital by $8,000, resulting in a net increase to additional paid-in-capital of $9,000 for the six months ended December 31, 2001.

      For the six months ended December 31, 2000, the Company decreased the pre-reorganization deferred tax assets by $239,000, as a result of federal income tax expense and, also, decreased the valuation allowance for pre-reorganization deferred tax assets by $239,000 resulting in a corresponding increase to additional paid-in-capital. The Company also decreased the valuation allowance for pre-reorganization deferred tax assets and increased additional paid-in-capital by $85,000 as a result of an increase in the valuation of the investment in real estate. A tax benefit of $5,000 was reported as an increase to additional paid-in capital, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. The Company decreased the post-reorganization deferred tax assets by $3,000 as a result of the unrealized gain on investments in equity securities for the six months ended December 31, 2000. Additionally, the Company decreased the valuation allowance for pre-reorganization deferred tax assets by $3,000 resulting in an increase in additional paid-in-capital. The Company also recorded $8,000 in compensation expense in the six months ended December 31, 2000, related to stock options which increased additional paid-in-capital by $8,000. These transactions resulted in a net increase to additional paid-in-capital of $340,000 for the six months ended December 31, 2000. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company has investments in available-for-sale equity securities which are carried at fair value based on quoted market prices. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets.

      The Company, as of December 31 and June 30, 2001, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- DEFERRED TAX ASSETS

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95.0 million in gross deferred tax assets as of December 31, 2001, subject to an offsetting valuation allowance of approximately $93.1 million. Based on recent real estate activity and improved market conditions (see "Note E--Investment in Real Estate"), management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. The Company reported a net deferred tax asset balance of $1.908 million as of December 31 and June 30, 2001, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of December 31, 2001.

NOTE I -- EARNINGS (LOSS) PER SHARE

      Earnings (loss) per common share were determined using the weighted average shares issued. Effective December 1, 1997 the Company granted options under the Siena Holdings, Inc. Nonqualified Stock Option Agreements (the "Nonqualified Stock Option Agreements"). The effects of outstanding options are included in the calculation of diluted earnings (loss) per common share to the extent that they are dilutive to earnings or not antidilutive.

NOTE J -- ACCOUNTING STANDARDS TO BE ADOPTED

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

NOTE K -- INDUSTRY SEGMENT DATA OF OPERATIONS

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

      The following table summarizes the Company's identifiable assets by segment as of December 31 and June 30, 2001 (in thousands):


                                                     December 31, 2001     June 30, 2001
                                                     -----------------     -------------
Identifiable assets:
     Assisted care facility management
       (including receivable from parent company
       eliminated in consolidation) ..............      $    401             $    338
     Real estate .................................         6,649                6,645
                                                        --------             --------
                                                           7,050                6,983
                                                        --------             --------
     Reconciling items:
         Corporate cash, receivables and prepaid
           expenses (including receivable from
           subsidiary eliminated in consolidation)         3,998                4,147
        Deferred tax assets--net .................         1,908                1,908
        Elimination of intercompany receivables ..          (329)                (295)
                                                        --------             --------
Total assets per Consolidated Balance Sheets .....      $ 12,627             $ 12,743
                                                        ========             ========

                  (remainder of page intentionally left blank)

      The following table summarizes the Company's segment data of operations for the quarters and six months ended December 31, 2001 and 2000 (in thousands):


                                                 Quarter Ended      Six Months Ended
                                                  December 31          December 31
                                                ----------------    ----------------
                                                 2001     2000       2001     2000
                                                ------   -------    ------   -------
Revenues:
  Assisted care management ..................   $  51    $    69    $ 130    $   129
  Real estate ...............................      10        838       22        839
                                                -----    -------    -----    -------
                                                   61        907      152        968
                                                -----    -------    -----    -------
  Reconciling items:
     Corporate interest income ..............      19         67       45        123
     Trust expense reimbursement ............      24        265       57        326
     Other corporate revenue ................      --         --        7         --
                                                -----    -------    -----    -------
                                                   43        332      109        449
                                                -----    -------    -----    -------
Total revenues per Statement of Consolidated
  Operations and Comprehensive Income (Loss)    $ 104    $ 1,239    $ 261    $ 1,417
                                                =====    =======    =====    =======
Operating income (loss):
  Assisted care management ..................   $  25    $    39    $  78    $    74
  Real estate ...............................       8        837       19        838
                                                -----    -------    -----    -------
                                                   33        876       97        912
                                                -----    -------    -----    -------
  Reconciling items:
     Corporate interest income ..............      19         67       45        123
     Trust expense reimbursement ............      24        265       57        326
     Unallocated corporate expenses .........    (170)      (509)    (310)      (648)
     Other ..................................      --         --        7         --
                                                -----    -------    -----    -------
                                                 (127)      (177)    (201)      (199)
                                                -----    -------    -----    -------
Income (loss) from operations before federal
   income tax per Statement of Consolidated
   Operations and Comprehensive Income (Loss)   $ (94)   $   699    $(104)   $   713
                                                =====    =======    =====    =======

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

      The operating results of the Company during the quarters and six months ended December 31, 2001 and 2000, were as follows (in thousands):


                                            Quarter Ended        Six Months Ended
                                             December 31            December 31
                                           ----------------      ----------------
                                           2001       2000       2001       2000
                                           -----      -----      -----      -----
Operating income:
  Assisted care management ...........     $  25      $  39      $  78      $  74
  Real estate ........................         8        837         19        838
                                           -----      -----      -----      -----
                                              33        876         97        912
                                           -----      -----      -----      -----
Other income and expenses:
  Interest income ....................        19         67         45        123
  Trust expense reimbursement
    income............................        24        265         57        326
  Unallocated corporate expenses .....      (170)      (509)      (310)      (648)
  Other ..............................        --         --          7         --
                                           -----      -----      -----      -----
                                            (127)      (177)      (201)      (199)
                                           -----      -----      -----      -----
Income (loss) from operations before
  federal income tax .................       (94)       699       (104)       713
Federal income tax expense ...........        --       (245)        --       (250)
                                           -----      -----      -----      -----
    Net income (loss) ................     $ (94)     $ 454      $(104)     $ 463
                                           =====      =====      =====      =====

      Assisted Care Management. The decrease in the profitability of the assisted care management operations of $14,000 for the quarter ended December 31, 2001, as compared to the same period in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under the Management Agreement, SHM receives a fee based on gross revenues and net income of Treemont. Management fee income was $18,000 lower in the in the quarter ended December 31, 2001, as compared to the same period in fiscal year 2001, primarily due to higher insurance and other expenses reported by Treemont.

      In the second quarter of fiscal year 2002, Treemont reported increases of approximately 160% in insurance premiums as compared to insurance payments made the prior year. These insurance premiums will be amortized over the life of the policy. To partially offset the higher insurance expense, Treemont will implement certain facility rate increases, but the Company can not project the impact, if any, this will have on the occupancy levels at the facility. The Company can not project the effect that this will have on the management fee income received from Treemont by SHM.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. However, there can be no assurance that these or any future negotiations will lead to a sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds.

      The Management Agreement or the First Amendment are not shown as an asset on the Consolidated Balance Sheets of the Company because there can be no assurance that the contract will continue in effect for an extended period and the uncertainties inherent in the potential sale of the facility.

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2001. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2001, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings has outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. In January, 2002, the Company agreed to extend the option period by six months. There is no guarantee that any sales will be consummated.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of December 31 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of December 31, 2001 will be allocated to additional paid-in capital.

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

      The real estate subsidiary reported operating income for the quarter and six months ended December 31, 2001 of $8,000 and $19,000, respectively, as compared to an operating income of $837,000 and $838,000 for the quarter and six months ended December 31, 2000, respectively. The prior year periods included the $828,000 gain on sale of real estate discussed above. Improvement costs of $60,000 and $67,000 related to developing the property were capitalized during the quarter and six months ended December 31, 2001, respectively, in accordance with the Company's capitalization policy, as compared to $34,000 and $143,000 of costs that were capitalized during the quarter and six months ended December 31, 2000, respectively. The quarter ended December 31, 2001, included $41,000 of real estate taxes that were capitalized. The improvement costs in the prior year included work performed related to the flood plain recovery project that was primarily completed during the second quarter of fiscal year 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $24,000 and $57,000 for the quarter and six months ended December 31, 2001, respectively, and $265,000 and $326,000 for the quarter and six months ended December 31, 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid from proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2002 as remaining assets are liquidated and will cease when final distributions are made and the Creditors' Trust is terminated. The Company expects the final distributions will be made before June 30, 2002.

      Corporate interest income of $19,000 and $45,000 for the quarter and six months ended December 31, 2001, respectively, as compared to $67,000 and $123,000 for the quarter and six months ended December 31, 2000, respectively, decreased as a result of lower interest rates.

      Other Expenses. Unallocated corporate expenses decreased by $339,000 and $338,000 for the quarter and six months ended December 31, 2001 over the same periods in the prior year. The decrease is primarily due to the success bonuses in the amount of $311,000 paid to directors and officers pursuant to existing compensation plans. As discussed above, the Company paid bonuses totaling $212,000 to the directors and officers, which were reimbursed by the Creditors' Trust and included in other income. In addition, bonuses of $99,000 were paid based on the gain recognized on the sale of real estate. Other variances of unallocated corporate expenses include lower professional, legal and accounting fees, and a decrease in general office expenses.

      Other Significant Items. As discussed in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001, the stockholders of SHI had approved a proposal at the annual meeting on December 15, 2000, to amend the Company's certificate of incorporation giving the Board, in its sole discretion, the authority to consummate a reverse stock split followed by a forward stock split of the Company's Common Stock. The Board, using its sole discretion, elected not to present these transactions for voting by the stockholders at the most recent annual meeting on December 14, 2001.

Liquidity and Capital Resources

      As of December 31, 2001, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 2001.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Some assets and liabilites by their nature are more subject to estimates and assumptions. For the Company, the amount of the net deferred tax asset balance reported on the Company's Consolidated Balance Sheets is based on management's most recent estimated value of the investment in real estate in excess of the related tax basis. Such estimate could change in the future based on the occurrence of one or more future events.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of December 31, 2001, the amount invested in equity securities was $165,000 with a fair market value of $147,000. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding loss included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity.

PART II -- OTHER INFORMATION


Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2001, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on December 14, 2001, in Wilmington, Delaware for the following purposes:

      1. To elect five directors (John P. Kneafsey, Eric M. Bodow, James D. Kemp, Matthew S. Metcalfe, and Frank B. Ryan) to serve until the next annual meeting and until their successors are elected and qualified.


                                     VOTING
--------------------------------------------------------------------------------
                         Number of Shares   Number of Shares    Number of Shares
Nominees for Director          For              Against             Abstained
----------------------   ----------------   ----------------    ----------------
      John P. Kneafsey      5,282,332             0                    3,333
      Erik M. Bodow         5,196,488             0                   89,177
      James D. Kemp         5,196,488             0                   89,177
      Matthew S. Metcal     5,282,491             0                    3,174
      Frank B. Ryan         5,196,488             0                   89,177


      2. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending June 30, 2002.


                                     VOTING
--------------------------------------------------------------------------------
Number of Shares      Number of Shares     Number of Shares     Number of Broker
      For                  Against            Abstained             Non-Votes
----------------      ----------------     ----------------     ----------------
   5,280,838                4,686                 141                  0


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


                                                   SIENA HOLDINGS, INC.
                                             ---------------------------------
                                                        (Registrant)


Date: February 12, 2002                   By:      /S/ W. JOSEPH DRYER
                                             ---------------------------------
                                                       President


Date: February 12, 2002                   By:      /S/ W. JOSEPH DRYER
                                             ---------------------------------
                                               Principal Accounting Officer