Form 10-Q
period 2002-03-31
SIENA HOLDINGS INC
filed 2002-05-09
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 2002

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

5068 West Plano Parkway,  Suite 300,  Plano, Texas                  75093
     (Address of principal executive offices)                     (Zip code)

                                 (972) 381-4255
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2002: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                              Page
                                                                                                              ----
                                             PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets -- March 31, 2002 and June 30, 2001 .....................................   2
        Statements of Consolidated Operations and Comprehensive Income (Loss) -- Quarters and Nine Months
            Ended March 31, 2002 and 2001 ...................................................................   3
        Statements of Consolidated Cash Flows -- Nine Months Ended March 31, 2002 and 2001 ..................   4
        Notes to Consolidated Financial Statements ..........................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations ...............................................................................  13
        Liquidity and Capital Resources .....................................................................  16
        Critical Accounting Policies ........................................................................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........................................  16

                                               PART II -- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities .....................................................................  17

Item 6. Exhibits and Reports on Form 8-K ....................................................................  17

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                          March 31, 2002   June 30, 2001
                                                                          --------------   -------------
                                                                           (unaudited)
ASSETS

Current Assets:

    Cash and cash equivalents ........................................        $ 5,853        $  5,914

    Investments in equity securities .................................            204             139

    Receivables ......................................................             79              73

    Prepaid expenses .................................................             63             139
                                                                              -------        --------
                                                                                6,199           6,265
                                                                              -------        --------

    Investment in real estate ........................................          4,644           4,570

    Deferred tax assets - net ........................................          1,908           1,908
                                                                              -------        --------
         Total Assets ................................................        $12,751        $ 12,743
                                                                              =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued expenses ............................        $   144        $    158

     Unearned income .................................................            125              --
                                                                              -------        --------
                                                                                  269             158
                                                                              -------        --------

Long Term Liabilities:

    Accrued medical insurance premiums ...............................            406             447

    Deferred compensation and fees ...................................            438             406
                                                                              -------        --------
                                                                                  844             853
                                                                              -------        --------
                                                                                1,113           1,011
                                                                              -------        --------

Stockholders' Equity:

    Preferred stock-- ( $1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .............................             --              --

    Common stock-- ( $.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .........................            600             600

    Additional paid-in capital .......................................         10,212          10,164

     Retained earnings ...............................................            774             982

    Accumulated other comprehensive gain (loss), net of tax ..........             52             (14)
                                                                              -------        --------
                                                                               11,638          11,732
                                                                              -------        --------
         Total Liabilities and Stockholders' Equity ..................        $12,751        $ 12,743
                                                                              =======        ========

See notes to consolidated financial statements.

                    STATEMENTS OF CONSOLIDATED OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                                         Quarter Ended           Nine Months Ended
                                                                            March 31                  March 31
                                                                     --------------------      --------------------
                                                                       2002         2001         2002         2001
                                                                     -------      -------      -------      -------
Revenues:

   Commissions and fees ........................................     $    60      $    78      $   190      $   207

   Interest ....................................................          21           59           88          191

   Trust expense reimbursement .................................          11           34           68          360

   Gain on sale of real estate .................................          36          945           36        1,773

   Gain on sale of equity securities ...........................          --            1           --            1

   Other .......................................................          --           15            7           17
                                                                     -------      -------      -------      -------
                                                                         128        1,132          389        2,549
                                                                     -------      -------      -------      -------

Expenses:

   Personnel ...................................................          92          186          270          621

   Other operating .............................................          99          125          286          394

   Other than temporary losses on equity securities ............          41           --           41           --
                                                                     -------      -------      -------      -------
                                                                         232          311          597        1,015
                                                                     -------      -------      -------      -------
Income (loss) from operations before federal income tax ........        (104)         821         (208)       1,534

Federal income tax expense .....................................          --         (287)          --         (537)
                                                                     -------      -------      -------      -------
Net income (loss) ..............................................        (104)         534         (208)         997
                                                                     -------      -------      -------      -------

Other comprehensive income (loss), net of tax:

    Unrealized gains (losses) on equity securities:

    Unrealized holding gains (losses) arising during period ....          37           (5)          39           --

    Add: reclassification adjustment for other than temporary
            losses included in net income ......................          27           --           27           --

    Less: reclassification adjustment for gains included
            in net income ......................................          --           (1)          --           (1)
                                                                     -------      -------      -------      -------
    Other comprehensive income (loss), net of tax ..............          64           (6)          66           (1)
                                                                     -------      -------      -------      -------

Comprehensive income (loss) ....................................     $   (40)     $   528      $  (142)     $   996
                                                                     =======      =======      =======      =======

Basic earnings (loss) per share:

   Net income (loss) ...........................................     $ (0.02)     $  0.09      $ (0.03)     $  0.17

Average number of shares .......................................       6,000        6,000        6,000        6,000

Diluted earnings (loss) per share:

   Net income (loss) ...........................................     $ (0.02)     $  0.09      $ (0.03)     $  0.16

Average number of shares .......................................       6,144        6,132        6,132        6,128

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                      Nine Months Ended March 31
                                                                                      --------------------------
                                                                                           2002        2001
                                                                                         -------      -------
Operating activities:

      Net income (loss) ............................................................     $  (208)     $   997

      Adjustments to reconcile net income (loss) to net cash used by operations:

         Federal income tax expense charged to additional paid-in capital due
            to the utilization of pre-reorganization tax attributes ................          --          517

         Other than temporary losses on equity securities ..........................          41           --

         Gain on sale of real estate ...............................................         (36)      (1,773)

         Compensation expense for stock options ....................................          12           12

         Decrease (increase) in current accounts receivables and prepaid expenses ..          70         (126)

         Decrease in current accounts payable and accrued expenses .................         (14)         (18)

         Increase in unearned income ...............................................         125           --

         Decrease in long term accrued medical insurance premiums ..................         (41)         (55)

         Increase in long term deferred compensation and fees ......................          32          281
                                                                                         -------      -------
               Net cash used by operating activities ...............................         (19)        (165)
                                                                                         -------      -------

Investing activities:

      Purchases of equity securities ...............................................          (4)        (145)

      Sale of equity securities ....................................................          --            6

      Sale of real estate ..........................................................          36        2,455

      Increase in investment in real estate ........................................         (74)        (287)
                                                                                         -------      -------
               Net cash provided (used) by investing activities ....................         (42)       2,029
                                                                                         -------      -------

Net increase (decrease) in cash and cash equivalents ...............................         (61)       1,864

Cash and cash equivalents at beginning of period ...................................       5,914        4,088
                                                                                         -------      -------
Cash and cash equivalents at end of period .........................................     $ 5,853      $ 5,952
                                                                                         =======      =======

Cash payments for:

      Interest .....................................................................     $    --      $    --

      Federal income tax ...........................................................     $    21      $    --

                       (table continued on following page)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                          Nine Months Ended March 31
                                                                                          --------------------------
                                                                                                2002      2001
                                                                                                ----     -----
Non-cash transactions:

Changes to additional paid-in-capital:

   Increase to additional paid-in-capital due to a decrease in valuation allowance for pre-reorganization deferred tax assets related to other than temporary losses and unrealized holding gains on investments in
     equity securities ...............................................................          $ 36     $  --

   Federal income tax expense credited to additional paid-in-capital due to a
     decrease in valuation allowance for pre-reorganization deferred tax assets ......            --       517

   Decrease to additional paid-in-capital due to an increase in valuation allowance for pre-reorganization deferred tax assets as a result of a decrease
     in the valuation of investment in real estate ...................................            --      (102)

   Compensation expense credited to additional paid-in-capital related to
     stock options ...................................................................            12        12
                                                                                                ----     -----
                                                                                                $ 48     $ 427
                                                                                                ====     =====

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. The total of cash distributions through March 31, 2002 was $32.3 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

      The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

      On November 5, 1998, the Company received $2.2 million from the Company's Chairman of the Board ( $2.102 million net of stock offering expenses) in exchange for 2 million shares of the Company's common stock, as approved by the Company's Board of Directors on September 23, 1998. This transaction increased the number of outstanding shares of common stock to 6 million. THE 6,000,000 SHARES OF THE NEW COMMON STOCK ARE RESTRICTED IF THE EFFECT OF A TRANSFER WOULD RESULT IN AN OWNERSHIP INCREASE TO 4.5 PERCENT OR ABOVE OF THE TOTAL OUTSTANDING SHARES OR FROM 4.5 PERCENT TO A GREATER PERCENTAGE OF THE TOTAL OUTSTANDING SHARES, WITHOUT PRIOR APPROVAL BY THE BOARD OF DIRECTORS AS DESCRIBED IN THE RESTATED CERTIFICATE OF INCORPORATION.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE C-- CREDITORS' TRUST".

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust is organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust. The original termination date of the Creditors' Trust was March 7, 2002, however, a 60-day extension was requested and granted by the Bankruptcy Court. The Company expects that the remaining assets will be liquidated and final distributions will be made before June 30, 2002, and the Creditors' Trust will be terminated. The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust. There can be no assurance that the LFC/LMUSA Litigation Trust will produce any proceeds which will benefit the Creditors' Trust and former creditors.

      The Company charged to the Creditors' Trust expenses of $11,000 and $68,000 for the quarter and nine months ended March 31, 2002, respectively, and $34,000 and $360,000 for the quarter and nine months ended March 31, 2001, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid from proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2002 as remaining assets are liquidated and will cease when final distributions are made and the Creditors' Trust is terminated. The Company expects the final distributions will be made before June 30, 2002.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback property taxes, reported as additional gain on sale of real estate in the Company's Statements of Consolidated Operations and Comprehensive Income
(Loss).

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract ("First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002 on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of March 31, 2002. In the event a sale is completed by August 23,

2002, $95,000 of the deposit is to be applied to the purchase price. There is no guarantee that any sales will be consummated.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of March 31, 2002 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of March 31, 2002 will be allocated to additional paid-in capital.

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

NOTE F -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. ("LLG"). As of March 31, 2002, the cost and fair value of the securities based on quoted market prices were reported as $124,000 and $204,000, respectively. Unrealized gains or losses are included, net of tax, in accumulated other comprehensive income or loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains or losses and other than temporary losses are included on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE G -- STOCKHOLDERS' EQUITY

      As of March 31, 2002 and June 30, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding.

      SHI and its subsidiaries decreased the valuation allowance for pre-reorganization deferred tax assets by $36,000 relating to other than temporary losses and unrealized holding gains on investments in equity securities for the nine months ended March 31, 2002. The Company also recorded $12,000 in compensation expense in the nine months ended March 31, 2002, related to stock options which increased additional paid-in-capital by $12,000, resulting in a net increase to additional paid-in-capital of $48,000 for the nine months ended March 31, 2002.

      For the nine months ended March 31, 2001, the Company decreased the pre-reorganization deferred tax assets by $517,000, as a result of federal income tax expense and, also, decreased the valuation allowance for pre-reorganization deferred tax assets by $517,000 resulting in a corresponding increase to additional paid-in-capital. The Company also increased the valuation allowance for pre-reorganization deferred tax assets and decreased additional paid-in-capital by $102,000 as a result of a decrease in the valuation of the investment in real estate. The Company also recorded $12,000 in compensation expense in the nine months ended March 31, 2001, related to stock options which increased additional paid-in-capital by $12,000. These transactions resulted in a net increase to additional paid-in-capital of $427,000 for the nine months ended March 31, 2001. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company has investments in available-for-sale equity securities which are carried at fair value based on quoted market prices. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets.

      The Company, as of March 31, 2002 and June 30, 2001, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- DEFERRED TAX ASSETS

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95.0 million in gross deferred tax assets as of March 31, 2002, subject to an offsetting valuation allowance of approximately $93.1 million. Based on recent real estate activity and improved market conditions (see "Note E--Investment in Real Estate"), management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. The Company reported a net deferred tax asset balance of $1.908 million as of March 31, 2002, and June 30, 2001, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of March 31, 2002.

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

      The following table summarizes the Company's identifiable assets by segment as of March 31, 2002, and June 30, 2001 (in thousands):

                                                                                 March 31, 2002    June 30, 2001
                                                                                 --------------    -------------
     Identifiable assets:

          Assisted care facility management (including receivable from
              parent company eliminated in consolidation) ..................        $    427         $    338

          Real estate ......................................................           6,868            6,645
                                                                                    --------         --------
                                                                                       7,295            6,983
                                                                                    --------         --------

          Reconciling items:

             Corporate cash, receivables and prepaid expenses (including
                 receivable from subsidiary eliminated in consolidation) ...           3,895            4,147

             Deferred tax assets--net ......................................           1,908            1,908

             Elimination of intercompany receivables .......................            (347)            (295)
                                                                                    --------         --------
     Total assets per Consolidated Balance Sheets ..........................        $ 12,751         $ 12,743
                                                                                    ========         ========

                  (remainder of page intentionally left blank)

      The following table summarizes the Company's segment data of operations for the quarters and nine months ended March 31, 2002 and 2001 (in thousands):

                                                          Quarter Ended         Nine Months Ended
                                                             March 31                March 31
                                                       -------------------     -------------------
                                                        2002        2001        2002        2001
                                                       -------     -------     -------     -------
   Revenues:

      Assisted care management ....................    $    60     $    78     $   190     $   207

      Real estate .................................         43         960          65       1,799
                                                       -------     -------     -------     -------
                                                           103       1,038         255       2,006
                                                       -------     -------     -------     -------

      Reconciling items:

         Corporate interest income ................         14          45          59         168

         Trust expense reimbursement ..............         11          34          68         360

         Other corporate revenue ..................         --          15           7          15
                                                       -------     -------     -------     -------
                                                            25          94         134         543
                                                       -------     -------     -------     -------

   Total revenues per Statement of Consolidated
      Operations and Comprehensive Income (Loss) ..    $   128     $ 1,132     $   389     $ 2,549
                                                       =======     =======     =======     =======

   Operating income (loss):

      Assisted care management ....................    $    34     $    48     $   112     $   122

      Real estate .................................          1         958          20       1,796
                                                       -------     -------     -------     -------
                                                            35       1,006         132       1,918
                                                       -------     -------     -------     -------

      Reconciling items:

         Corporate interest income ................         14          45          59         168

         Trust expense reimbursement ..............         11          34          68         360

         Unallocated corporate expenses ...........       (164)       (279)       (474)       (927)

         Other ....................................         --          15           7          15
                                                       -------     -------     -------     -------
                                                          (139)       (185)       (340)       (384)
                                                       -------     -------     -------     -------

   Income (loss) from operations before federal
      income tax per Statement of Consolidated
      Operations and Comprehensive Income (Loss) ..    $  (104)    $   821     $  (208)    $ 1,534
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

      The operating results of the Company during the quarters and nine months ended March 31, 2002 and 2001, were as follows (in thousands):

                                                                 Quarter Ended         Nine Months Ended
                                                                    March 31               March 31
                                                              -------------------------------------------
                                                                2002        2001        2002        2001
                                                              -------------------------------------------
Operating income:

   Assisted care management ..............................    $    34     $    48     $   112     $   122

   Real estate ...........................................          1         958          20       1,796
                                                              -------     -------     -------     -------
                                                                   35       1,006         132       1,918
                                                              -------     -------     -------     -------

Other income and expenses:

    Interest income ......................................         14          45          59         168

    Trust expense reimbursement income ...................         11          34          68         360

   Unallocated corporate expenses ........................       (164)       (279)       (474)       (927)

   Other .................................................         --          15           7          15
                                                              -------     -------     -------     -------
                                                                 (139)       (185)       (340)       (384)
                                                              -------     -------     -------     -------
Income (loss) from operations before federal income tax ..       (104)        821        (208)      1,534

Federal income tax expense ...............................         --         287          --         537
                                                              -------     -------     -------     -------
      Net income (loss) ..................................    $  (104)    $   534     $  (208)    $   997
                                                              =======     =======     =======     =======

      Assisted Care Management. The decrease in the profitability of the assisted care management operations, as compared to the same periods in the prior year, is primarily attributable to the decreased management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under the Management Agreement, SHM receives a fee based on gross revenues and net income of Treemont. Management fee income was $16,000 and $18,000 lower in the in the quarter and nine months ended March 31, 2002, respectively, as compared to the same periods in fiscal year 2001, primarily due to higher insurance and other expenses reported by Treemont.

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

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. In the fourth quarter of fiscal year 2001, five acres of the multi-family property was successfully re-zoned as light industrial. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback property taxes, reported as additional gain on sale of real estate in the Company's Statements of Consolidated Operations and Comprehensive Income
(Loss).

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract ("First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002 on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of March 31, 2002. In the event a sale is completed by August 23, 2002, $95,000 of the deposit is to be applied to the purchase price. There is no guarantee that any sales will be consummated.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of March 31 and June 30, 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of March 31, 2002 will be allocated to additional paid-in capital.

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

      The real estate subsidiary reported operating income for the quarter and nine months ended March 31, 2002 of $1,000 and $20,000, respectively, as compared to an operating income of $958,000 and $1,796,000 for the quarter and nine months ended March 31, 2001, respectively. The third quarter ended March 31, 2002, included an additional $36,000 of gain on sale of real estate related to the final settlement and proration of rollback property taxes discussed above. This gain was offset by a $41,000 other than temporary loss on equity securities held by the real estate subsidiary. The prior year periods included the gains on sale of real estate discussed above.

      Improvement costs of $8,000 and $74,000 related to developing the property were capitalized during the quarter and nine months ended March 31, 2002, respectively, in accordance with the Company's capitalization policy, as compared to $144,000 and $287,000 of costs that were capitalized during the quarter and nine months ended March 31, 2001, respectively. The improvement costs in the prior year also included work performed related to the flood plain recovery project that was primarily completed during the second quarter of fiscal year 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $11,000 and $68,000 for the quarter and nine months ended March 31, 2002, respectively, and $34,000 and $360,000 for the quarter and nine months ended March 31, 2001, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The charges in the second quarter of fiscal year 2001 included $212,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. The bonuses were paid from proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the reimbursement consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust continues to decrease as expected during fiscal year 2002 as remaining assets are liquidated and will cease when final distributions are made and the Creditors' Trust is terminated. The Company expects the final distributions will be made before June 30, 2002.

      Corporate interest income of $14,000 and $59,000 for the quarter and nine months ended March 31, 2002, respectively, as compared to $45,000 and $168,000 for the quarter and nine months ended March 31, 2001, respectively, decreased as a result of lower interest rates.

      Other Expenses. Unallocated corporate expenses decreased by $115,000 and $453,000 for the quarter and nine months ended March 31, 2002 from the same periods in the prior year. The decrease is primarily due to the success bonuses in the amount of $113,000 and $424,000 paid to directors and officers pursuant to existing compensation plans for the quarter and nine months ended March 31, 2001, respectively. As discussed above, the Company paid bonuses totaling $212,000 to the directors and officers, which were reimbursed by the Creditors' Trust and included in other income. In addition, bonuses of $212,000 were paid based on the gain recognized on the sale of real estate. Other variances of unallocated corporate expenses include lower professional, legal and accounting fees.

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

Liquidity and Capital Resources

      As of March 31, 2002, the Company has accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 2002.

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

      The Company's liability for accrued medical insurance premiums was estimated using a life expectancy age of 90, an annual health cost care increase rate of approximately 5% and a discount rate of approximately 6.5%. Such estimate could change in the future based on the occurrence of one or more future events.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of March 31, 2002, the amount invested in equity securities was $124,000 with a fair market value of $204,000. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding loss included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity. Realized gains or losses and other than temporary losses are reported on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

                                                  SIENA HOLDINGS, INC.
                                           -------------------------------------
                                                      (Registrant)


Date: May 8, 2002                       By:       /S/ W. JOSEPH DRYER
                                           -------------------------------------
                                                        President


Date: May 8, 2002                       By:       /S/ W. JOSEPH DRYER
                                           -------------------------------------
                                                Principal Accounting Officer