Form 10-K
period 2002-06-30
SIENA HOLDINGS INC
filed 2002-09-26
CIK 60150

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      At September 19, 2002 the aggregate market value of the registrant's common stock held by non-affiliates: $3,561,000.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of September 19, 2002: Common Stock -- 6,000,000 shares.

================================================================================

                              SIENA HOLDINGS, INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   BUSINESS............................................................3
Item 2.   PROPERTIES..........................................................7
Item 3.   LEGAL PROCEEDINGS...................................................7
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................8
Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA................................9
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................10
Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................14
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................41

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................41
Item 11.  EXECUTIVE COMPENSATION.............................................41
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....42
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................42

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...42

                              SIENA HOLDINGS, INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

Investment in Real Estate

     The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of June 30, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

     The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries. The Company was successful in fiscal year 1999 in re-zoning and relocation of zoning in certain tracts. In the fourth quarter of fiscal year 2001, five acres of the multi-family property were successfully re-zoned as light industrial. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP ("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of

$945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). There is no guarantee that any sales will be consummated.

     On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. In the event a sale was completed by August 23, 2002, $95,000 of the deposit was to be applied to the purchase price. However, on August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction. The Company is currently negotiating with Crow Family Holdings to revise its agreements. There is no guarantee that any sales will be consummated.

     In fiscal year 2001, the Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that was paid by the Company was the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences. There is no alternative minimum tax liability as of June 30, 2002.

     Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of June 30, 2002 and 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2002 will be allocated to additional paid-in capital.

     The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgment, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Based on management's most recent estimates, any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

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

     On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2002, SHM was informed that the owners of Treemont had signed an agreement to sell the property. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. Based upon the terms of the sale agreement, the payment to SHM could be as much as $2.5 million, if current costs of sale estimates are correct. The sales agreement has certain significant due diligence, financing and insurance requirements. As a result of these significant requirements, there can be no assurance that the sale transaction will, in fact, close.

Employees

     At June 30, 2002, the Company had two executive officers under contract and one full-time employee. One of the Company's subsidiaries, SHM, had 141 full-time and 20 part-time employees who provide services at an assisted care facility in Houston, Texas. The compensation expense and all operating expenses for SHM's employees are funded directly by the assisted care facility owner and are not reflected in the Statements of Consolidated Operations and Comprehensive Income (Loss), except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility, including commission and bonus, which is funded directly by SHM and included in personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income
(Loss).

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

     The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million, $8.1 million and $1.2 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, April 24, 2000 and February 16, 2001, respectively, bringing the total cash distributed through June 30, 2002 to $32.3 million. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for resulting in a final net distribution to the distribution agent in the amount of $1.7 million, for ultimate distribution to the beneficiaries of the Creditors' Trust. The amounts ultimately distributed to the former creditors are solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

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

Creditors' Trust

     The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust was organized for the sole purpose of liquidating the non-reorganized assets, including proceeds, if any from the LFC/LMUSA Litigation Trust. The original termination date of the Creditors' Trust was March 7, 2002, however, through a series of extensions, the original termination date has been extended until September 3, 2002 and the Company has requested the Bankruptcy Court extend the termination date through November 2, 2002. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for resulting in a final net distribution to the distribution agent in the amount of $1.7 million, for ultimate distribution to the beneficiaries of the Creditors' Trust. It is expected that the Creditors' Trust will be terminated with Bankruptcy Court approval by November 2, 2002.

     The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income
(Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors are solely dependent on the success of the Company, the amounts realized from the collection of assets, and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditors' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

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

      --------------------------------------------------------------------------

                                       VOTING
      --------------------------------------------------------------------------

       Nominees for      Number of Shares   Number of Shares   Number of Shares
         Director              For              Against            Abstained
      --------------------------------------------------------------------------

      John P. Kneafsey      5,282,332              0                3,333
      Erik M. Bodow         5,196,488              0               89,177
      James D. Kemp         5,196,488              0               89,177
      Matthew S.Metcalfe    5,282,491              0                3,174
      Frank B. Ryan         5,196,488              0               89,177
      --------------------------------------------------------------------------

     2. To ratify the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ended June 30, 2002.

      --------------------------------------------------------------------------

                                        VOTING
      --------------------------------------------------------------------------

      Number of Shares   Number of Shares    Number of Shares   Number of Broker
            For               Against           Abstained           Non-Votes
      --------------------------------------------------------------------------

         5,280,838             4,686               141                   0
      --------------------------------------------------------------------------

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of June 30, 2002 and 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

     SHI's common stock, with a trading symbol of SIEN, is traded in the over the counter market. During the last two fiscal years, the high and low prices and dividends declared on common stock per share have been (in dollars):

                                      Year ended June 30, 2002          Year ended June 30, 2001
                                   ------------------------------    ----------------------------
                                     High       Low     Dividends      High      Low    Dividends
                                   --------   -------   ---------    --------  -------  ---------
   First Quarter...............      1.41       1.16       --           1.59     1.03       --
   Second Quarter..............      1.46       1.18       --           1.63     1.19       --
   Third Quarter...............      1.60       1.22       --           1.50     1.19       --
   Fourth Quarter..............      1.48       1.22       --           1.50     1.07       --

     The Company, as of June 30, 2002 and 2001, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

                  (remainder of page intentionally left blank)

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                                                   Year Ended June 30,
                                               --------------------------------------------------------
                                                 2002          2001       2000       1999        1998
                                               --------      --------   --------   --------    --------
                                                       (in thousands, except per share data)
Statement of Operations Data:

Revenues from operations ...................   $    503      $  2,701   $    872   $  1,002    $  1,410
Income (loss) from operations before federal
   income tax ..............................       (318)        1,437         82         52          72
Federal income tax expense .................         --           503         29         18          25
Net income (loss) ..........................       (318)          934         53         34          47

Basic earnings (loss) per share:
    Net income (loss) ......................      (0.05)         0.16       0.01       0.01*       0.01*
    Average number of shares ...............      6,000         6,000      6,000      5,304       4,000

Diluted earnings (loss) per share:
    Net income (loss) ......................      (0.05)         0.15       0.01       0.01*       0.01*
    Average number of share ................      6,000**       6,126      6,106      5,333       4,044


                                                                    As of June 30,
                                               --------------------------------------------------------
                                                 2002          2001       2000       1999        1998
                                               --------      --------   --------   --------    --------
                                                                     (in thousands)
Balance Sheet Data:

Cash .......................................   $  5,711      $  5,914   $  4,088   $  4,111    $  2,475
Investment in real estate ..................      4,656         4,570      4,949      4,879       4,800
Deferred tax assets--net ...................      1,908         1,908      1,441      1,175          --
Total assets ...............................     12,593        12,743     10,632     10,420       7,448
Total liabilities ..........................      1,129         1,011        779        931       1,305
Total stockholders' equity .................     11,464        11,732      9,853      9,489       6,143

* Per share amounts for Reorganized Company are based on shares issued or reserved for issuance to creditors.

** Potentially dilutive common shares of 135,000 are not included in the computation of the dilutive per share amount due to the net loss.

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

     The operating results of the Company during the years ended June 30, 2002, 2001, and 2000, were as follows (in thousands):

                                                    Years ended June 30,
                                              --------------------------------
                                                2002        2001        2000
                                              --------    --------    --------

Operating income (loss):
  Assisted care management .................  $    161    $    142    $    210
   Real estate .............................        15       1,815         (12)
  Other ....................................       177         633         510
                                              --------    --------    --------
                                                   353       2,590         708
                                              --------    --------    --------

Expenses:
   General and administrative ..............      (671)     (1,153)       (626)
                                              --------    --------    --------

Income (loss) before federal income tax ....      (318)      1,437          82
Federal income tax expense .................        --        (503)        (29)
                                              --------    --------    --------
     Net income (loss) .....................  $   (318)   $    934    $     53
                                              ========    ========    ========

Results of Operations--Year Ended June 30, 2002 Compared with Year Ended June 30, 2001

      Assisted Care Management. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont. See "Item 1. Business--Assisted Care Facility Management" for more information on the management agreement. Operating income from the assisted care management operations increased from $142,000 for the year ended June 30, 2001 to $161,000 for the year ended June 30, 2002, primarily due to a decrease in general and administrative expenses of SHM, including professional fees and travel expenses.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2002, SHM was informed that the owners of Treemont had signed an agreement to sell the property. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. Based upon the terms of the sale agreement, the payment to SHM could be as much as $2.5 million, if current costs of sale estimates are correct. The sales agreement has certain significant due diligence, financing and insurance requirements. As a result of these significant requirements, there can be no assurance that the sale transaction will, in fact, close.

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of June 30, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). There is no guarantee that any sales will be consummated.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. In the event a sale was completed by August 23, 2002, $95,000 of the deposit was to be applied to the purchase price. However, on August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction. The Company is currently negotiating with Crow Family Holdings to revise its agreements. There is no guarantee that any sales will be consummated.

      In fiscal year 2001, the Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that was paid by the Company was the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences. There is no alternative minimum tax liability as of June 30, 2002.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of June 30, 2002 and 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2002 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgment, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Based on management's most recent estimates, any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

      The operating income for fiscal year 2002 is significantly lower than the prior fiscal year as a result of the two real estate sales described above accounting for $1.773 million of the $1.815 million real estate operating income in fiscal year 2001. During fiscal year 2002, improvement costs of $86,000 related to developing the property were capitalized in accordance with the Company's capitalization policy, as compared to $303,000 of costs that were capitalized during fiscal year 2001. Of the $303,000 improvement costs in fiscal year 2001, the Company capitalized $102,000 of property taxes paid on a portion of the commercial real estate property. The remainder of the increase over the prior year is due to work performed related to the flood plain recovery project and the re-zoning project. The costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported other operating income of $177,000 for the year ended June 30, 2002, as compared to $633,000 for the year ended June 30, 2001, including reimbursements from the Creditors' Trust of $96,000 and $415,000 for fiscal year 2002 and 2001, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The trust expense reimbursement income for fiscal year 2001 included $238,000 for success bonuses paid to the Company pursuant to existing compensation plans for the directors and officers. This amount included $212,000 paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the other operating income is primarily corporate interest income, including interest related to the directors' deferred compensation plan, of $73,000 and $203,000 for fiscal year 2002 and 2001, respectively, which is lower in fiscal year 2002 due to lower interest rates.

      General and Administrative Expenses. The Company reported a decrease in general and administrative expenses from $1.153 million for the year ended June 30, 2001 to $671,000 for the year ended June 30, 2002. Fiscal year 2001 expenses included additional compensation expense of $75,000 and $375,000 related to success bonuses paid to the directors and officers, respectively, pursuant to existing compensation plans. In fiscal year 2001, the Company was reimbursed by the Creditors' Trust for $238,000 of the total success bonuses earned by the directors and officers included in revenue on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). See "Stock and Compensation Plans" footnote for further information. Additionally, the Company reported decreases in professional fees, directors' fees and franchise taxes.

      In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2002 and 2001, the Company had an accrued liability established for payments to be made to 27 people to be used toward the payment of insurance. As of June 30, 2002 and 2001, the current portion of the accrual for medical insurance premiums is $81,000 and $54,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $392,000 and $447,000, respectively. The current portion of accrued medical insurance premiums is higher as of June 30, 2002, as compared to June 30, 2001, because payments have not been made since December 2001.

Results of Operations--Year Ended June 30, 2001 Compared with Year Ended June 30, 2000

      Assisted Care Management. Operating income from the assisted care management operations decreased from $210,000 for the year ended June 30, 2000, to $142,000 for the year ended June 30, 2001, primarily due to a decrease in the management fee received by SHM as a result of higher expenses reported by Treemont.

      Real Estate. Real estate operating income for fiscal year 2001 was significantly higher than in fiscal year 2000 primarily due to the two real estate sales that occurred during fiscal year 2001 as previously discussed. Improvement costs of $303,000 related to developing the property were capitalized during fiscal year 2001 in accordance with the Company's capitalization policy, as compared to $70,000 of costs that were capitalized during fiscal year 2000. The costs were higher in fiscal year 2001 as a result of property taxes paid on a portion of the commercial real estate property and special work performed related to the flood plain recovery project and the re-zoning project.

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

      General and Administrative Expenses. General and administrative expenses increased from $626,000 for the year ended June 30, 2000 to $1.153 million for the year ended June 30, 2001. The increase is primarily attributable to additional compensation expense of $75,000 and $375,000 related to success bonuses paid to the directors and officers, respectively, pursuant to existing compensation plans. In fiscal year 2001, the Company was reimbursed by the Creditors' Trust for $238,000 of the total success bonuses earned by the directors and officers included in revenue on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). See "Stock and Compensation Plans" footnote for further information. Additionally, the Company reported an increase in corporate insurance expense of $20,000, an increase in professional, legal and accounting fees of $35,000, and a $9,000 increase in interest expense related to the directors' deferred compensation plan.

      See "Item 8. Financial Statements and Supplementary Data" for more information.

Liquidity and Capital Resources

      As of June 30, 2002, the only liabilities of the Company were accounts payable and other accrued expenses which will be paid from current operating cash available as of June 30, 2002.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the assets and liabilities by their nature are more subject to estimates and assumptions. For the Company, the amount of the net deferred tax asset balance reported on the Company's Consolidated Balance Sheets is based on management's most recent estimated value of the investment in real estate in excess of the related tax basis. Such estimate could change in the future based on the occurrence of one or more future events.

      The Company's liability for accrued medical insurance premiums was estimated using a life expectancy age of 90, an annual health cost care increase rate of approximately 5% and a discount rate of approximately 6.5%. Such estimate could change in the future based on the occurrence of one or more future events.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to potential fluctuations in operations and the fair value of certain of its assets, as well as variations in expected cash flows due to changes in market interest rates and equity prices. On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. As of June 30, 2002, the amount invested in equity securities is $217,000 with realized losses for an other than temporary decline in value recorded as of June 30, 2002, in the amount of $41,000 for a net investment at adjusted cost basis of $176,000. The investments had a fair market value of $197,000 as of June 30, 2002. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding (gain) loss included, net of tax, in accumulated other comprehensive (income) loss, a component of stockholders' equity. Realized gains (losses) are reported as revenue in the Company's Consolidated Statements of Consolidated Operations and Comprehensive Income
(Loss). Realized losses for other than temporary decline in value are reported in the Company's Statements of Consolidated Operations and Comprehensive Income
(Loss).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Siena Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Siena Holdings, Inc. and subsidiaries, (the "Company") as of June 30, 2002 and 2001, and the related statements of consolidated operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules, Schedule I -- Condensed Financial Information of Registrant as of June 30, 2002 and 2001 and for each of the years in the three-year period ended June 30, 2002 and Schedule III -- Real Estate and Accumulated Depreciation as of June 30, 2002, 2001 and 2000. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Siena Holdings, Inc. and subsidiaries, as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


KPMG LLP

Dallas, Texas
August 30, 2002

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                        June 30,
                                                                  -------------------
                                                                    2002       2001
                                                                  --------   --------
ASSETS

Current Assets:
    Cash and cash equivalents .................................   $  5,711   $  5,914
    Investments in equity securities ..........................        197        139
    Receivables ...............................................         93         73
    Prepaid expenses ..........................................         28        139
                                                                  --------   --------
                                                                    6,029       6,265
                                                                  --------   --------

Long Term Assets:
    Investment in real estate .................................      4,656      4,570
    Deferred tax assets--net ..................................      1,908      1,908
                                                                  --------   --------
                                                                     6,564      6,478
                                                                  --------   --------
         Total Assets .........................................   $ 12,593   $ 12,743
                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses .....................   $    160   $    158
     Unearned income ..........................................        125         --
     Deferred tax liabilities .................................          7         --
                                                                  --------   --------
                                                                       292        158
                                                                  --------   --------

Long Term Liabilities:
    Accrued medical insurance premiums ........................        392        447
    Deferred compensation and fees ............................        444        406
                                                                  --------   --------
                                                                       836        853
                                                                  --------   --------
                                                                     1,128      1,011
                                                                  --------   --------

Stockholders' Equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) ......................         --         --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ..................        600        600
    Additional paid-in capital ................................     10,188     10,164
    Retained earnings .........................................        664        982
    Accumulated other comprehensive income (loss), net of tax..        13        (14)
                                                                  --------   --------
                                                                    11,465     11,732
                                                                  --------   --------
         Total Liabilities and Stockholders' Equity ...........   $ 12,593   $ 12,743
                                                                  ========   ========

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)

                                                                       Years ended June 30,
                                                                 ---------------------------------
                                                                   2002         2001        2000
                                                                 --------     --------    --------
Revenues:
   Commissions and fees ......................................   $    255     $    250    $    360
   Interest ..................................................        109          246         214
   Trust expense reimbursement ...............................         96          415         210
   Gain on sale of real estate ...............................         36        1,773          --
   Gain on sale of equity securities .........................         --            1          --
   Other .....................................................          7           16          88
                                                                 --------     --------    --------
                                                                      503        2,701         872
                                                                 --------     --------    --------

Expenses:
   Personnel .................................................        361          724         382
   Other operating ...........................................        419          540         408
   Other than temporary losses on equity securities ..........         41           --          --
                                                                 --------     --------    --------
                                                                      821        1,264         790
                                                                 --------     --------    --------

Income (loss) from operations before federal income tax ......       (318)       1,437          82
Federal income tax expense ...................................         --         (503)        (29)
                                                                 --------     --------    --------
Net income (loss) ............................................       (318)         934          53
                                                                 --------     --------    --------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on equity securities:
       Unrealized holding gains (losses) arising during period          1          (13)         --
       Add: reclassification adjustment for other than
              temporary losses included in net income (loss)..         26           --          --
       Less: reclassification adjustment for gains
              included in net income (loss) ..................         --           (1)         --
                                                                 --------     --------    --------

   Other comprehensive income (loss), net of tax..............         27          (14)         --
                                                                 --------     --------    --------
Comprehensive Income (Loss) ..................................   $   (291)    $    920    $     53
                                                                 ========     ========    ========

Basic earnings (loss) per share:
   Net income (loss) .........................................   $  (0.05)    $   0.16    $   0.01
   Average number of shares ..................................      6,000        6,000       6,000

Diluted earnings (loss) per share:
   Net income (loss) .........................................   $  (0.05)    $   0.15    $   0.01
   Average number of shares ..................................      6,000*       6,126       6,106

* Potentially dilutive common shares of 135,000 are not included in the computation of the dilutive per share amount due to the net loss.

See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                    Years Ended June 30, 2002, 2001, and 2000
                                 (in thousands)

                                                                                                          Accumulated
                                                        Common                   Additional   Retained        Other
                                                        Shares       Common       Paid-in     Earnings    Comprehensive
                                                     Outstanding      Stock       Capital     (Deficit)   Income (Loss)    Total
                                                     -----------    ---------    ---------    ---------   -------------  ---------
Balance at June 30, 1999 ..........................        6,000    $     600    $   8,894    $      (5)    $      --    $   9,489
Net income for the year ended June 30, 2000 .......                                                  53            --           53
Utilization of tax benefits of pre-reorganization
     net operating loss carryforwards and
     deductible temporary differences .............           --           --           46           --            --           46
Decrease in valuation allowance attributable
     to pre-reorganization net operating loss
     carryforwards ................................           --           --          249           --            --          249
Issuance of stock options .........................           --           --           16           --            --           16
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Balance at June 30, 2000 ..........................        6,000          600        9,205           48            --        9,853
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Net income for the year ended June 30, 2001 .......           --           --           --          934            --          934
Net unrealized holding losses on equity securities,
     net of tax ...................................           --           --           --           --           (13)         (13)
Reclassification adjustment for gains included
     in net income ................................           --           --           --           --            (1)          (1)
Utilization of tax benefits of pre-reorganization
     net operating loss carryforwards and
     deductible temporary differences .............           --           --          602           --            --          602
Decrease in valuation allowance attributable
     to pre-reorganization net operating loss
     carryforwards ................................           --           --          341           --            --          341
Issuance of stock options .........................           --           --           16           --            --           16
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Balance at June 30, 2001 ..........................        6,000          600       10,164          982           (14)      11,732
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Net loss for the year ended June 30, 2001 .........           --           --           --         (318)           --         (318)
Net unrealized holding gains on equity securities,
     net of tax ...................................           --           --           --           --             1            1
Reclassification adjustment for other than
     temporary losses included in net loss, net of
     tax ..........................................           --           --           --           --            26           26
Issuance of stock options .........................           --           --           16           --            --           16
Other .............................................           --           --            8           --            --            8
                                                       ---------    ---------    ---------    ---------     ---------    ---------
Balance at June 30, 2002 ..........................        6,000    $     600    $  10,188    $     664     $      13    $  11,465
                                                       =========    =========    =========    =========     =========    =========

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                     SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                   Years ended June 30,
                                                                            ----------------------------------
                                                                              2002         2001         2000
                                                                            --------     --------     --------
Operating activities:

Net income (loss) ......................................................    $   (318)    $    934     $     53
   Adjustments to reconcile net income (loss) to cash provided (used)
      by operations:
   Federal income tax expense charged to additional paid-in-capital
      due to the utilization of pre-reorganization tax attributes ......          --          602           46
   Increase in deferred tax / decrease in federal income tax
      expense relating to post-reorganization tax attributes ...........          --         (119)         (17)
   Compensation expense for stock options ..............................          16           16           16
   Gain on sale of real estate .........................................         (36)      (1,773)          --
   Gain on sale of equity securities ...................................          --           (1)          --
   Other than temporary losses on equity securities ....................          41           --           --
   (Increase) decrease in current receivables and prepaid expenses .....          91          (58)         101
   Increase (decrease) in current accounts payable and accrued
      expenses .........................................................           2           (3)         (69)
   Increase in unearned income .........................................         125           --           --
   Decrease in long term accrued medical insurance premiums ............         (55)         (69)        (133)
   Increase in long term deferred compensation and fees ................          38          304           50
                                                                            --------     --------     --------
         Net cash provided (used) by operating activities ..............         (96)        (167)          47
                                                                            --------     --------     --------

Investing activities:

   Purchases of equity securities ......................................         (57)        (166)          --
   Sale of equity securities ...........................................          --            7           --
   Sale of real estate .................................................          36        2,455           --
   Increase in investment in real estate ...............................         (86)        (303)         (70)
                                                                            --------     --------     --------
         Net cash provided (used) by investing activities ..............        (107)       1,993          (70)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...................        (203)       1,826          (23)
Cash and cash equivalents at beginning of year .........................       5,914        4,088        4,111
                                                                            --------     --------     --------
Cash and cash equivalents at end of year ...............................    $  5,711     $  5,914     $  4,088
                                                                            ========     ========     ========

Cash payments for:
      Federal income tax ...............................................    $     20     $     --     $     --

Non-cash transactions:
      Issuance of stock options ........................................    $     16     $     16     $     16

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

      Prior to October 1, 1996, SHI's wholly-owned, principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp ("Nomas"). As a result of the confirmation of LMUSA's Chapter 11 reorganization plan, the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. Since April 1, 1997, the Company's financial statements have been prepared as if it is a new reporting entity.

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

      Investment in Equity Securities. Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG Lands, Inc. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses from other than temporary decline in value are reported in expenses on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

      Investment in Real Estate. Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company continually monitors the value of the real estate based on estimates of future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment is determined. For the years ended June 30, 2002, 2001 and 2000, there were no charges to operations for impairment of the real estate.

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

      The compensation expense and primarily all operating expenses of SHM's employees who provide services at the assisted care facility are funded directly by the assisted care facility owner and are not reflected in the Statements of Consolidated Operations and Comprehensive Income (Loss), except indirectly through the management fee income received by SHM based in part on the facility's net income. The exception is the compensation for the operations manager of the facility which is funded directly by SHM and included in personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

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

      Earnings (Loss) Per Share. Earnings (loss) per share were determined using the weighted average shares issued or reserved for issuance. The effects of outstanding options are included in the calculation of diluted earnings (loss) per common share to the extent that they are dilutive to earnings or not antidilutive to losses.

      The following is a reconciliation of net income (loss) and weighted average common shares outstanding used to compute basic and diluted earnings per share for the years presented:

                                                           Years Ended June 30
                                                        ---------------------------
                                                         2002       2001      2000
                                                        ------     ------    ------
  Reconciliation of net income (loss):

  Basic net income (loss):
      Net income (loss) ............................    $ (318)    $  934    $   53
                                                        ======     ======    ======

  Diluted net income (loss):
      Net income (loss) ............................    $ (318)    $  934    $   53
      Effect of assumed conversions ................        --         --        --
                                                        ------     ------    ------
      Net income (loss) plus assumed conversions ...    $ (318)    $  934    $   53
                                                        ======     ======    ======

                       (table continued on following page)

                                                               Years Ended June 30,
                                                         ---------------------------------
                                                           2002         2001        2000
                                                         --------     --------    --------
Reconciliation of weighted average common
    shares outstanding:
Basic shares of common stock:
    Weighted average common shares outstanding ......       6,000        6,000       6,000
                                                         ========     ========    ========

Diluted shares of common stock:
    Weighted average common shares outstanding ......       6,000        6,000       6,000
    Plus: Dilutive potential common shares
          SHI Non-qualified Stock Option Plans ......          --*         126         106
                                                         --------     --------    --------
    Adjusted weighted average shares outstanding ....       6,000*       6,126       6,106
                                                         ========     ========    ========

* Potentially dilutive common shares of 135,000 are not included in the computation of the dilutive per share amount due to the net loss.

      Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides a choice for the accounting of employee stock compensation plans. A company may elect to use a fair-value methodology, under which compensation cost is measured and recognized in the Statements of Consolidated Operations and Comprehensive Income (Loss), or continue to account for these plans under Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to continue to account for these plans under APB No. 25. The "Stock and Compensation Plans" footnote contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for the years ended June 30, 2002, 2001 and 2000, as if the Company had elected to account for employee stock compensation plans utilizing the fair value methodology prescribed by SFAS No. 123.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

      The Joint Plan provided for a transfer by the Company of $3 million in cash to partially fund a litigation trust to pursue third-party claims pursuant to the LFC/LMUSA joint litigation trust agreement among LFC and its subsidiaries and LMUSA, dated March 6, 1997 (the "LFC/LMUSA Litigation Trust"). Subject to certain exceptions, the LFC Creditors' Trust (as defined herein) and the creditors' trust established pursuant to the LMUSA Plan will receive sixty and forty percent, respectively, of net proceeds from litigation. In March 2000, the LFC Creditors' Trust received $7.1 million of net proceeds from the LFC/LMUSA Litigation Trust resulting from litigation

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On November 12, 1997, the initial distribution date (the "Initial Distribution Date"), $12.5 million was disbursed to the distribution agent for the Class 3 unsecured creditors. Additional cash distributions in the amounts of $6.2 million, $4.3 million, $8.1 million and $1.2 million were disbursed to the distribution agent for benefit of the Class 3 unsecured creditors on May 11, 1998, April 21, 1999, April 24, 2000, and February 16, 2001, respectively, bringing the total cash distributed through June 30, 2002 to $32.3 million. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for resulting in a final net distribution to the distribution agent in the amount of $1.7 million, for ultimate distribution to the beneficiaries of the Creditors' Trust. The amounts ultimately distributed to the former creditors are solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust.

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

Creditors' Trust

      The Joint Plan established a creditors' trust (the "Creditors' Trust") for which the Company serves as trustee. The Creditors' Trust holds the non-reorganized assets of the Company in trust pending their disposition and/or distribution to creditors in accordance with the terms of the Joint Plan. The Creditors' Trust was organized for the sole purpose of liquidating the non-reorganized assets, including proceeds, if any from the LFC/LMUSA Litigation Trust. The original termination date of the Creditors' Trust was March 7, 2002, however, through a series of extensions, the original termination date has been extended until September 3, 2002 and the Company has requested the Bankruptcy Court extend the termination date through November 2, 2002. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for resulting in a final net distribution to the distribution agent in the amount of $1.7 million, for ultimate distribution to the beneficiaries of the Creditors' Trust. It is expected that the Creditors' Trust will be terminated with Bankruptcy Court approval by November 2, 2002.

      The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors are solely dependent on the success of the Company, the amounts realized from the collection of assets, and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. See "Item 8. Financial Statements and Supplementary Data - Creditors' Trust" for more information. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

      The Company charged to the Creditors' Trust expenses of $96,000, $415,000, and $210,000 for the years ended June 30, 2002, 2001 and 2000, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The trust expense reimbursement for fiscal year 2001 included $238,000 of success bonuses paid to the Company pursuant to compensation plans for the directors and officers (see "Stock and Compensation Plans"). The remainder of the trust expense reimbursement from the Creditors' Trust consisted of an overhead allocation based upon management's estimate of resources used by the Creditors' Trust.

      The LFC Creditors' Trust and any proceeds from the LFC/LMUSA Litigation Trust are solely for the benefit of the former creditors of the Joint Debtors. Stockholders will not benefit from these trusts unless they held Class 3 - general unsecured claims as defined in the Joint Plan. See "Reorganization" footnote.

Investment in Real Estate

      The investment in real estate in the amount of $4.7 million and $4.6 million as of June 30, 2002 and 2001, respectively, is owned by LLG Lands, Inc. ("LLG"), a wholly-owned subsidiary of the Company. For fresh-start reporting, the land was valued by an independent third party using a discounted cash flow method of future projected proceeds.

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of June 30, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of June 30, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      The acreage was increased by a total of 5.7 gross acres and 13.7 net acres in fiscal year 2000 due to management's decision to reclaim a portion of the flood plain acreage and the results of a new land survey that redefined the boundaries. The Company was successful in fiscal year 1999 in re-zoning and relocation of zoning in certain tracts. In the fourth quarter of fiscal year 2001, five acres of the multi-family property were successfully re-zoned as light industrial. As disclosed in prior filings, the Company, with a continuing view towards maximizing shareholder value, has undertaken an on-going program involving the possible sale of all or part of the Allen property or its continued development.

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

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP ("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property. On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). There is no guarantee that any sales will be consummated.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. In the event a sale was completed by August 23, 2002, $95,000 of the deposit was to be applied to the purchase price. However, on August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction. The Company is currently negotiating with Crow Family Holdings to revise its agreements. There is no guarantee that any sales will be consummated.

      In fiscal year 2001, the Company offset a portion of the income tax expense due to the gain on sale of real estate against the existing deferred tax assets, resulting in a decrease in the deferred tax assets. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that was paid by the Company was the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences. There is no alternative minimum tax liability as of June 30, 2002.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of June 30, 2002 and 2001, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2002 will be allocated to additional paid-in capital.

      The Company is involved in discussions and or entered into tentative agreements to sell certain parcels of land, which it, in its best judgment, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. These tentative agreements may not be completed due to various uncertainties associated with ongoing negotiations and buyer due diligence contingencies. Based on management's most recent estimates, any sales that might result from these discussions and or tentative agreements as well as options described above would result in a gain on sale for financial reporting purposes.

Investments in Equity Securities

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. The fair value of the securities based on quoted market prices was $197,000 and $139,000 as of June 30, 2002 and 2001, respectively. The cost basis of the securities as of June 30, 2002 and 2001, was reported as $176,000 and $160,000, respectively. The cost basis was reduced by $41,000 during fiscal year 2002 for realized losses from other than a temporary decline in the value of the securities. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses from other than temporary decline in value of the securities are reported as expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

Receivables

      The Company reported receivables of $93,000 and $73,000 as of June 30, 2002 and 2001, respectively, consisting primarily of a management fee receivable from the assisted care facility of $66,000 and $60,000, respectively, as discussed below. The remainder of the balance as of June 30, 2002 and 2001 included $27,000 and $13,000 due from the Creditors' Trust for allocation of expenses (see "Creditors' Trust" footnote).

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

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2002, SHM was informed that the owners of Treemont had signed an agreement to sell the property. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. Based upon the terms of the sale agreement, the payment to SHM could be as much as $2.5 million, if current costs of sale estimates are correct. The sales agreement has certain significant due diligence, financing and insurance requirements. As a result of these significant requirements, there can be no assurance that the sale transaction will, in fact, close.

Current and Long Term Liabilities

      Accounts payable and accrued expenses consisted of the following (in thousands):

                                                                            June 30,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------    --------
Accrued medical insurance premiums - current portion ............    $     81    $     54
Accrued professional fees .......................................          45          49
Accrued compensation - other ....................................          18           9
Alternative minimum tax payable .................................          --          20
Accounts payable - directors or officers ........................           7          --
Other accounts payable and accrued expenses .....................           9          26
                                                                     --------    --------
                                                                     $    160    $    158
                                                                     ========    ========

      In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of June 30, 2002 and 2001, the Company had an accrued liability established for payments to be made to 27 people to be used toward the payment of insurance. As of June 30, 2002 and 2001, the current portion of the accrual for medical insurance premiums is $81,000 and $54,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $392,000 and $447,000, respectively. The current portion of accrued medical insurance premiums is higher as of June 30, 2002, as compared to June 30, 2001, because payments have not been made since December 2001.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extends the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extends the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which is included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. In the event a sale was completed by August 23, 2002, $95,000 of the deposit was to be applied to the purchase price. However, on August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction. The Company is currently negotiating with Crow Family Holdings to revise its agreements. There is no guarantee that any sales will be consummated.

      The SHI Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. A deferred compensation balance of $444,000 and $406,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheets as of June 30, 2002 and 2001, respectively. See "Stock and Compensation Plans" footnote.

Federal Income Taxes

      The Company in prior years filed a consolidated federal income tax return as the common parent of a group of corporations which included LFC and its subsidiaries as well as LMUSA and its subsidiaries. The LMUSA Plan of Reorganization was confirmed by the United States Bankruptcy Court on October 1, 1996 and it immediately emerged with a new name, Nomas Corp. (see "Reorganization" footnote). As a result of the LMUSA Plan, the Company ceased to own any common stock of LMUSA and its subsidiaries as of October 1, 1996. Accordingly, SHI and its subsidiaries thereafter no longer file a consolidated federal income tax return with Nomas and its subsidiaries. SHI and its subsidiaries will instead continue to file their own consolidated federal income tax return for the years ended June 30, 2002, 2001 and 2000. Various tax attributes, including net operating loss carryforwards, were allocated between the SHI consolidated group and the Nomas consolidated group pursuant to Internal Revenue Service consolidated return regulations and based upon the balances calculated as of the date that LMUSA and its subsidiaries were deconsolidated from the Company's consolidated group. All companies included in a consolidated federal income tax return remain jointly and severally liable for any tax assessments based on such consolidated returns.

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

      SHI and its subsidiaries reported federal income tax expense of $0, $503,000 and $29,000 for fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company reported a tax benefit of $0, $602,000 and $46,000 as an increase to additional paid-in capital for fiscal years ended June 30, 2002, 2001 and 2000, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that was owed by the Company for the year ended June 30, 2001, was the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences.

      SHI and its subsidiaries had $95 million and $95 million in gross deferred tax assets as of June 30, 2002 and 2001, respectively, subject to an offsetting valuation allowance of $93 million and $93 million, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. The Company reported gross deferred tax liabilities of $7,000 and $0 as of June 30, 2002 and 2001, respectively.

      The Company reported a net deferred tax asset balance of $1.908 million and $1.908 million as of June 30, 2002 and 2001, respectively, included in long term assets on the Company's Consolidated Balance Sheets. Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reduced the valuation allowance for deferred tax assets by $341,000 and additional paid-in-capital was increased by $341,000 for the year ended June 30, 2001. Due to the change in zoning received on certain tracts in 1999 and the change in flood plain acreage in 2000, the Company reduced the valuation allowance for deferred tax assets and additional paid in capital was increased by $249,000 for the year ended June 30, 2000.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of June 30, 2002 and 2001. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2002, will be allocated to additional paid-in capital.

      SHI and its subsidiaries had allocable consolidated tax net operating loss carryforwards at June 30, 2002 totaling approximately $269 million. These net operating loss carryforwards expire in the years 2003 through 2022.

      Approximately $137 million of these net operating losses arose prior to the previous 1991 reorganization of the LFC group and will therefore remain subject to the annual limitations of Internal Revenue Code ("IRC") Section 382. At June 30, 2002, SHI and its subsidiaries had a cumulative unused Section 382 limitation equal to the $137 million of pre-1991 net operating loss carryforwards; accordingly, such pre-1991 net operating loss carryforwards may be utilized currently by SHI and its subsidiaries under the restrictions of
Section 382. The remaining net operating losses of approximately $132 million arose subsequent to the 1991 reorganization and are considered to come under the "bankruptcy exception" of Section 382(1)(5) and are therefore not subject to the annual limitations provided by Section 382(a).

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

      The amounts and expiration dates of the regular tax net operating losses of SHI and its subsidiaries at June 30, 2002, are as follows (in thousands):

                     Amount of Net
                     Operating Loss     Expiration Date
                     Carryforwards       as of June 30
                     -------------      ---------------
                       $  2,392                2003
                         54,431                2004
                         27,495                2006
                         82,943                2007
                         21,496                2008
                         22,906                2009
                         41,080                2010
                          8,075                2011
                          1,634                2012
                          2,526                2013
                          4,203                2019
                            222                2022
                       --------
                       $269,403
                       ========

      The Company's alternative minimum tax net operating loss is approximately the same as its regular tax net operating loss.

      The difference between actual tax expense (benefit) and the amount computed by applying the statutory rate to income (loss) from operations before federal income tax consisted of the following components (in thousands):

                                                                Years Ended June 30,
                                                          --------------------------------
                                                            2002        2001        2000
                                                          --------    --------    --------
Tax expense (benefit) at statutory rate ...............   $   (111)   $    503    $     29
Book/tax difference in loss reserves
   attributable to sale of assets .....................         --          85          --
Increase in net operating loss (attributable
   to realization of pre-reorganization deductible
   temporary differences, resulting in an increase
   in the  pre-reorganization net operating loss
   carryover) .........................................         --         (34)        (17)
Increase in post-reorganization net operating loss
   carryover ..........................................        (78)         --          --
Increase in post-reorganization capital loss
   carryover ..........................................        (14)         --          --
Change in valuation allowance for deferred
    tax assets for current year activity and for
    adjustment to net operating loss
    carryforward ......................................        111        (484)          7
Book net operating loss carryforward not realized .....        111          --          --
Increase in deferred compensation accruals ............        (13)       (113)        (11)
Increase in accrued stock option accruals .............         (6)         (6)         (6)
Provision to tax return adjustments ...................         --          15          --
                                                          --------    --------    --------
    Actual tax expense ................................   $     --    $    503    $     29
                                                          ========    ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002, 2001 and 2000 are presented below (in thousands):

                                                                 Years Ended June 30,
                                                          --------------------------------
                                                            2002        2001        2000
                                                          --------    --------    --------
Deferred tax assets:
   Post-reorganization net operating loss carryover ...   $    108    $     30    $     30
   Pre-reorganization net operating loss carryover ....     94,183      94,183      94,701
   Post-reorganization capital loss carryover .........         14          --          --
   Loss reserves ......................................        541         541         626
   Deferred compensation ..............................        155         142          29
   Unrealized loss on equity securities ...............         --           7          --
   Non-qualified stock option expense .................         27          21          15
                                                          --------    --------    --------
       Total gross deferred tax assets ................     95,028      94,924      95,401
   Less valuation allowance ...........................    (93,120)    (93,016)    (93,960)
                                                          --------    --------    --------
           Net deferred tax assets ....................   $  1,908       1,908    $  1,441
                                                          ========    ========    ========
Deferred tax liabilities:
  Unrealized gain on equity securities ................   $      7    $     --    $     --
                                                          --------    --------    --------
           Net deferred tax liabilities ...............   $      7    $     --    $     --
                                                          ========    ========    ========

Stockholders' Equity

      As of June 30, 2002 and 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

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

      During the years ended June 30, 2002, 2001 and 2000, the valuation allowance for deferred tax assets was decreased by $0, $341,000 and $249,000, respectively, and additional paid-in capital was increased by the same amounts. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of June 30, 2002, will be allocated to additional paid-in capital.

      SHI and its subsidiaries reported federal income tax expense of $0, $503,000 and $29,000 for fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company reported a tax benefit of $0, $602,000 and $46,000, as an increase to additional paid-in capital for fiscal years ended June 30, 2002, 2001 and 2000, respectively, resulting from utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible temporary differences. Approximately $20,000 of alternative minimum tax expense was recorded by the Company for the year ended June 30, 2001. The only portion of federal income tax expense that was paid by the Company was the alternative minimum tax liability as a result of the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences. See "Federal Income Taxes" footnote.

      The Company, as of June 30, 2002 and 2001, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

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

      In accordance with the success bonus defined above, the Board of Directors approved bonuses payable to the executive officers of the Company for fiscal years ended June 30, 2002 and 2001, in the amount of $4,000 and $375,000, respectively. Fiscal year 2001 included $198,000 in success bonuses reimbursed by the Creditors' Trust and included in other income on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The majority of the bonuses reimbursed by the Creditors' Trust were paid as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the success bonuses earned resulted from the real estate sales discussed in the "Investment in Real Estate" footnote. One officer deferred all bonuses earned in accordance with the SHI Deferred Compensation Plan as described below.

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

      The options granted under the Stock Option Plan have an exercise price of $0.92 per common share and vest at a rate of twenty percent per year for five years on the anniversary of the Date of Grant. The fair market value of the common stock on the Date of Grant was $1.109. Upon the event of any change-in-control of the Company (as defined) the stock options shall be 100% vested. The stock options resulted in compensation expense of $16,000 with a corresponding increase in additional paid-in capital, for each of the years ended June 30, 2002, 2001 and 2000. Additional stock options or other forms of long-term incentive compensation arrangements may from time to time be granted by the Board of Directors.

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

      For fiscal years ended June 30, 2002 and 2001, and in accordance with the success bonus defined above, the directors of the Company collectively earned $1,000 and $75,000, respectively, in success bonuses. Fiscal year 2001 included $40,000 reimbursed by the Creditors' Trust and included in other income on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The majority of the bonuses reimbursed by the Creditors' Trust were earned as a result of the proceeds received by the Creditors' Trust in March 2000 from the LFC/LMUSA Litigation Trust resulting from litigation. The remainder of the success bonuses earned by the directors resulted from the real estate sales discussed in the "Investment in Real Estate" footnote.

      Certain directors elected to defer a portion or all of the payments earned pursuant to the SHI Deferred Compensation Plan (the "Deferred Compensation Plan"), approved by the Board of Directors on and effective as of December 16, 1998. The Deferred Compensation Plan allows the members of the Board of Directors to defer annual director fees, meeting fees, and success bonus payments for a given calendar year. Interest earned on the cash will be accrued and paid to the director. During fiscal years 2002 and 2001, four of the five directors deferred some or all of directors' fees and success bonuses earned. A deferred compensation balance of $444,000 and $406,000, including accrued interest, is included in long term liabilities on the Company's Consolidated Balance Sheets as of June 30, 2002 and 2001, respectively.

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

      The following table summarizes data relating to stock options activity for the years ended June 30, 2002, 2001 and 2000:

                                                               Years Ended June 30,
                                                          --------------------------------
                                                            2002        2001        2000
                                                          --------    --------    --------
  Number of shares subject to option:
    Outstanding at beginning of year ..................    634,750     634,750     634,750
    Granted ...........................................         --          --          --
    Expired / canceled ................................         --          --          --
    Exercised .........................................         --          --          --
                                                          --------    --------    --------
         Outstanding at end of year ...................    634,750     634,750     634,750
                                                          ========    ========    ========
  Exercisable at end of year ..........................    507,800     380,850     253,900
                                                          ========    ========    ========

      All outstanding stock options have an exercise price of $0.92 per common share.

      As allowed under the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on fair value as a component of net income (loss). The fair value of each option granted pursuant to the officers' Stock Option Plan was estimated as of the grant date, using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 58.58%, risk free interest rate of 6.35%, and an expected life of 10 years. The fair value of each option granted pursuant to the Directors' Stock Option Plan was estimated as of the date of shareholder approval, also using the Black-Scholes multiple options approach prescribed by SFAS No. 123, with the following assumptions: expected volatility of 138.53%, risk free interest rate of 4.58%, and an expected life of 9 years. If the Company had elected to recognize compensation cost based on the fair value of the options as of the grant date, the Company's net income (loss) as well as earnings (loss) per share would have been reduced (increased) by the pro forma amounts (net of income tax effect) indicated in the following table:

                            (table on following page)

                                                                        Years Ended June 30,
                                                                  ---------------------------------
                                                                    2002         2001        2000
                                                                  --------     --------    --------
Reconciliation of net income (loss):
Basic net income (loss):
   Net income (loss) (As reported) ............................   $   (318)    $    934    $     53
   Pro forma compensation expense--net of tax effect** ........        (91)         (59)        (62)
                                                                  --------     --------    --------
   Pro forma net income (loss) ................................   $   (409)    $    875    $     (9)
                                                                  ========     ========    ========
Diluted net income (loss):
   Net income (loss) (As reported) ............................   $   (318)    $    934    $     53
   Income effect of assumed conversions .......................         --           --          --
                                                                  --------     --------    --------
   Net income (loss) plus assumed conversions (As reported) ...       (318)         934          53
   Pro forma compensation expense--net of tax effect** ........        (91)         (59)        (62)
                                                                  --------     --------    --------
   Pro forma net income (loss) plus assumed conversions .......   $   (409)    $    875    $     (9)
                                                                  ========     ========    ========

Earnings (loss) per share ("EPS") information:
Basic net income (loss):
   Net income (loss) (As reported) ............................   $  (0.05)    $   0.16    $   0.01
   Pro forma compensation expense--net of tax effect** ........      (0.02)       (0.01)      (0.02)
                                                                  --------     --------    --------
   Pro forma net income (loss) ................................   $  (0.07)    $   0.15    $  (0.01)
                                                                  ========     ========    ========
Common shares used in computing basic EPS .....................      6,000        6,000       6,000
                                                                  ========     ========    ========

Diluted net income (loss):
   Net income (loss) (As reported) ............................   $  (0.05)    $   0.15    $   0.01
   Income effect of assumed conversions .......................         --           --          --
                                                                  --------     --------    --------
   Net income (loss) plus assumed conversions (As reported) ...      (0.05)        0.15        0.01
   Pro forma compensation expense--net of tax effect** ........      (0.02)       (0.01)      (0.01)
                                                                  --------     --------    --------
   Pro forma net income (loss) plus assumed conversions .......   $  (0.07)    $   0.14    $   0.00
                                                                  ========     ========    ========

Common shares used in computing diluted EPS ...................      6,000*       6,126       6,106
                                                                  ========     ========    ========

      * Potentially dilutive common shares of 135,000 are not included in the computation of the dilutive per share amount due to the net loss.

      ** Due to the reported net loss, the pro forma compensation expense for 2002 is not tax effected.

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

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                         June 30,
                                     -------------------------------------------------
                                              2002                      2001
                                     -----------------------   -----------------------
                                      Carrying                 Carrying
                                       Amount     Fair Value     Amount     Fair Value
                                     ----------   ----------   ----------   ----------
 Financial Assets:
   Cash and cash equivalents ......  $    5,711   $    5,711   $    5,914   $    5,914
   Investment in equity securities.        197          197          139          139

      Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of excess cash invested 18 12 night in euro-dollar denominated accounts. As of June 30, 2002, approximately $5.4 million of the Company's cash and cash equivalents balance of $5.7 million was invested in 30 day U. S. Treasury bills. Approximately $140,000 of the remainder of the Company's cash and cash equivalents was deposited in various accounts at one financial institution and $194,000 was invested in a money market fund at another institution.

Leases

      The Company incurred rental expense for office space of $10,000 for each of the years ended June 30, 2002, 2001, and 2000, and had no future minimum rental commitments at June 30, 2002 for noncancellable leases.

      The Company also incurred expense of $18,000 for each of the years ended June 30, 2002, 2001, and 2000, for the reimbursement of office space and expenses in Maryland utilized by the Chairman and Chief Executive Officer of the Company, and are included in other operating expenses on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The Company is not a party to the lease.

Quarterly Results (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 2002 (in thousands, except per share amounts):

                                                            Year Ended June 30, 2002
                                                ------------------------------------------------
                                                  First       Second        Third       Fourth
                                                 Quarter      Quarter      Quarter      Quarter
                                                ---------    ---------    ---------    ---------
Revenues ....................................   $     157    $     104    $     128    $     114
Net loss ....................................         (10)         (94)        (104)        (110)
Basic earnings (loss) per common share:
     Net loss ...............................       (0.00)       (0.02)       (0.02)       (0.02)
Diluted earnings (loss) per common share:
     Net loss ...............................       (0.00)       (0.02)       (0.02)       (0.02)

      Revenues were fairly consistent among the quarters in fiscal year 2002, consisting primarily of management fee income, interest income and trust expense reimbursement. The trust expense reimbursement revenue was reported quarterly in the amounts of $33,000, $24,000, $11,000 and $27,000, respectively. The third quarter was lower than the other quarters, however this was offset by a gain on sale of real estate in the amount of $36,000. The management fee income reported by the Company was slightly higher in the first quarter than in the second, third or fourth quarter, as a result of higher occupancy and lower expenses reported by Treemont.

      Professional fees were reported by the Company as $12,000, $26,000, $20,000 and $57,000 for the respective quarters in fiscal year 2002. The fourth quarter expense was higher as a result of accounting and other professional fees related to the year end audit and tax work. Expenses, including stockholder services, travel and legal, related to the issuance of the proxy and annual shareholder's meeting were higher in the second quarter.

      The following is a summary of the unaudited quarterly results of operations for the year ended June 30, 2001 (in dollars, except per share amounts):

                                                          Year Ended June 30, 2001
                                                ---------------------------------------------
                                                  First      Second       Third      Fourth
                                                 Quarter     Quarter     Quarter     Quarter
                                                ---------   ---------   ---------   ---------
Revenues ....................................   $     178   $   1,239   $   1,132   $     152
Net income (loss) ...........................           9         454         534         (63)

Basic earnings (loss) per common share:
     Net income (loss) ......................        0.00        0.08        0.09       (0.01)
Diluted earnings (loss) per common share:
     Net income (loss) ......................        0.00        0.07        0.09       (0.01)

      Revenues were higher in the second and third quarters as a result of two separate sales of a portion of the Company's real estate investment, resulting in a gain on sale of real estate of $828,000 and $945,000 for the second and third quarter, respectively. Refer to the "Investment in Real Estate" footnote for more information on the real estate sales. In accordance with existing compensation plans for the directors and officers, the Company incurred additional compensation expense related to these sales in the amount of $99,000 and $113,000 in the second and third quarter, respectively, reported as personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The net gains reported from the sale of the real estate also increased the federal income tax expense for the same two quarters.

      Trust expense reimbursement revenue from the Creditors' Trust was reported quarterly by the Company in the amounts of $61,000, $265,000, $34,000 and $55,000, respectively. The second and fourth quarters included specific reimbursements for bonus payments to the directors and officers in accordance with existing compensation plans in the amounts of $212,000 and $25,000, respectively. These amounts were also reported as personnel expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the same periods thereby eliminating a fluctuation in net income. See the "Stock and Compensation Plans" footnote for further information.

      The Company reported increased travel expense in the amount of $10,000 in the second quarter. Professional fees increased slightly by quarter, reported as $13,000, $36,000, $31,000 and $57,000 for the first through the fourth quarter. The Company incurred additional legal fees in the second quarter and higher accounting fees in the fourth quarter.

Industry Segment Data of Operations

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that companies disclose segment data on a basis that is used internally by management for evaluating segment performance and allocating resources to segments. The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See the "Significant Accounting Policies" footnote for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

      The following table summarizes the Company's identifiable assets by segment as of June 30, 2002 and 2001 (in thousands):

                                                                  June 30, 2002  June 30, 2001
                                                                  -------------  -------------
Identifiable assets:
  Assisted care facility management (including receivable from
    parent company eliminated in consolidation) ...............      $    449       $    338
  Real estate .................................................         6,798          6,645
                                                                     --------       --------
                                                                        7,247          6,983
                                                                     --------       --------

  Reconciling items:
    Corporate cash, receivables and prepaid expenses (including
      receivable from subsidiary eliminated in consolidation) .         3,768          4,147
    Deferred tax assets--net ..................................         1,908          1,908
    Elimination of intercompany receivables ...................          (330)          (295)
                                                                     --------       --------
Total assets per the Consolidated Balance Sheets ..............      $ 12,593       $ 12,743
                                                                     ========       ========

      The following tables summarize the Company=s segment data of operations for the years ended June 30, 2002, and 2000 (in thousands):

                                                                    Years Ended June 30
                                                              ------------------------------
                                                               2002        2001        2000
                                                              ------      ------      ------
Revenues:
  Assisted care management .............................      $  255      $  250      $  360
  Real estate ..........................................          71       1,818           2
                                                              ------      ------      ------
                                                                 326       2,068         362
                                                              ------      ------      ------

  Reconciling items:
     Corporate interest income .........................          73         203         214
     Trust expense reimbursement .......................          96         415         210
     Other corporate revenue ...........................           7          15          86
                                                              ------      ------      ------
                                                                 177         633         510
                                                              ------      ------      ------

Total revenues per Statements of Consolidated Operations
  and Comprehensive Income (Loss) ......................      $  503      $2,701      $  872
                                                              ======      ======      ======

                                                                                     Years Ended June 30
                                                                            --------------------------------------
                                                                              2002           2001           2000
                                                                            --------       --------       --------
Operating income (loss):
  Assisted care management ...........................................      $    161       $    142       $    210
  Real estate ........................................................            15          1,815            (12)
                                                                            --------       --------       --------
                                                                                 176          1,957            198
                                                                            --------       --------       --------
Reconciling items:
  Corporate interest income ..........................................            74            203            214
  Trust expense reimbursement ........................................            96            415            210
  Unallocated corporate expenses .....................................          (671)        (1,153)          (626)
  Other ..............................................................             7             15             86
                                                                            --------       --------       --------
                                                                                (494)          (520)          (116)
                                                                            --------       --------       --------
Income (loss) from operations before federal income tax per Statements
of Consolidated Operations and Comprehensive Income (Loss) ...........      $   (318)      $  1,437       $     82
                                                                            ========       ========       ========

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires, among other things, that impairment losses resulting form the initial application of its provision for long-lived assets to be held and used be reported in the period in which the recognition criteria are initially applied and met based on the facts and circumstances existing at that date. This statement, like SFAS No. 121, requires consideration of the continuing effect of events or changes in circumstances that occurred prior to initial application of SFAS No. 144. The Company adopted SFAS No. 144 on July 1, 2002, and there was no impact to its consolidated financial statements.

      On July 1, 2000, SFAS No. 133/ 138, Accounting for Derivative Instruments and Hedging Activities, became effective and requires companies to carry all derivative instruments on the balance sheet at fair value. Since the Company has no derivative instruments, the adoption had no effect on the accompanying consolidated financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              SIENA HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,
                                                                                ----------------------
                                                                                  2002          2001
                                                                                --------      --------
ASSETS

Current Assets:
  Cash and cash equivalents ..............................................      $  3,713      $  3,975
  Receivables (including $0 and $20, respectively, receivables
    from subsidiaries eliminated in consolidation) .......................            27            33
  Prepaid expenses .......................................................            28           139
                                                                                --------      --------
                                                                                   3,768         4,147
                                                                                --------      --------
Long Term Assets:
  Investments (including $9,000 and $8,844, respectively,
    investments in subsidiaries eliminated in consolidation) .............         9,000         8,844
                                                                                --------      --------
    Total Assets .........................................................      $ 12,768      $ 12,991
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses (including $330 and $275,
    respectively, payables to subsidiaries eliminated in consolidation) ..      $    467      $    406

Long Term Liabilities:
  Accrued medical insurance premiums .....................................           392           447
  Deferred compensation and fees .........................................           444           406
                                                                                --------      --------
                                                                                     836           853
                                                                                --------      --------
                                                                                   1,303         1,259
                                                                                --------      --------
Stockholders' Equity:
  Preferred stock -- ($1.00 par value, 1,000 shares authorized,
    0 shares issued and outstanding) .....................................            --            --
Common stock -- ($.10 par value, 15,000 shares authorized,
    6,000 shares issued and outstanding) .................................           600           600
Additional paid-in capital ...............................................        10,188        10,164
Retained earnings ........................................................           664           982
Accumulated other comprehensive income (loss) ............................            13           (14)
                                                                                --------      --------
                                                                                  11,465        11,732
                                                                                --------      --------
    Total Liabilities and Stockholders' Equity ...........................      $ 12,768      $ 12,991
                                                                                ========      ========

See notes to consolidated financial statements.

                              SIENA HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                        (in thousands, except par values)

                                                                     Years ended June 30,
                                                             --------------------------------------
                                                               2002           2001           2000
                                                             --------       --------       --------
Revenues:
   Interest ...........................................      $     74       $    203       $    214
   Trust expense reimbursement ........................            96            415            210
   Other ..............................................             7             15             86
                                                             --------       --------       --------
                                                                  177            633            510
                                                             --------       --------       --------

Expenses:
   Personnel ..........................................           292            663            288
   Other operating ....................................           379            491            338
                                                             --------       --------       --------
                                                                  671          1,154            626
                                                             --------       --------       --------

Loss from operations before income from subsidiaries
    and federal income tax ............................          (494)          (521)          (116)
Income from subsidiaries - equity .....................           116          1,274            126
Income from subsidiaries - federal tax share ..........            60            684             72
                                                             --------       --------       --------
Income (loss) before federal income tax ...............          (318)         1,437             82
Federal income tax expense ............................            --           (503)           (29)
                                                             --------       --------       --------
Net income (loss) .....................................          (318)           934             53
                                                             --------       --------       --------

Other comprehensive income (loss), net of tax:
    Other comprehensive income (loss) from subsidiaries            27            (14)            --
                                                             --------       --------       --------
    Other comprehensive income (loss), net of tax .....            27            (14)            --
                                                             --------       --------       --------
Comprehensive income (loss) ...........................      $   (291)      $    920       $     53
                                                             ========       ========       ========

See notes to consolidated financial statements.

Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

                              SIENA HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Years Ended June 30,
                                                                                 --------------------------------------
                                                                                   2002           2001           2000
                                                                                 --------       --------       --------
Operating activities:
  Net income (loss) .......................................................      $   (318)      $    934       $     53
  Adjustments to reconcile net income (loss) to cash used by operations:
  Federal income tax utilization of pre-reorganization tax
    attributes ............................................................            --            602             46
  Increase in deferred tax / decrease in federal income tax
    expense relating to post-reorganization tax attributes ................            --           (119)           (17)
  Compensation expense for stock options ..................................            16             16             16
  Income from subsidiaries - equity .......................................          (116)        (1,274)          (126)
  Income from subsidiaries - federal tax share ............................           (60)          (664)           (72)
  (Increase) decrease in current receivables and prepaid
    expenses - excluding receivables from subsidiaries ....................            97            (88)            53
  Increase (decrease) in current accounts payable and accrued
    expenses - excluding payables to subsidiaries .........................             6             18            (69)
  Net (decrease) increase in receivables from and payables
    to subsidiaries - net of federal tax share ............................           130            230           (435)
  Decrease in long term accrued medical insurance
    premiums ..............................................................           (55)           (69)          (133)
  Increase in long term deferred compensation and fees ....................            38            304             50
                                                                                 --------       --------       --------
    Net cash used by operating activities .................................          (262)          (110)          (634)
                                                                                 --------       --------       --------

Investing activities:
  Return of capital from investments in subsidiaries ......................            --             --            615
                                                                                 --------       --------       --------
    Net cash provided by investing activities .............................            --             --            615
                                                                                 --------       --------       --------

Net increase (decrease) in cash and cash equivalents ......................          (262)          (110)           (19)
Cash and cash equivalents at beginning of year ............................         3,975          4,085          4,104
                                                                                 --------       --------       --------
Cash and cash equivalents at end of year ..................................      $  3,713       $  3,975       $  4,085
                                                                                 ========       ========       ========

Non-cash transactions:
  Issuance of stock options ...............................................      $     16       $     16       $     16

See notes to consolidated financial statements.

Note: Pursuant to an existing tax sharing agreement, the Company began allocating federal income tax expense to one of its subsidiaries, Siena Housing Management, on January, 1, 2000.

             SCHEDULE III---REAL ESTATE AND ACCUMULATED DEPRECIATION

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

------------------------------------------------------------------------------------------------------------
                                                        Initial cost to         Cost capitalized to
                                                        Company                 acquisition
                                                     -------------------------------------------------------
Description                          Encumbrances
------------------------------------------------------------------------------------------------------------
                                                                 Buildings and
                                                        Land     improvements   Improvements  Carrying costs
------------------------------------------------------------------------------------------------------------
185.1 gross acres of
unimproved land in Allen,
Texas (the "Allen property").....              --    $  4,800*   $          --  $       537    $          --
------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                   Gross amount at which carried
                                   at close of June 30, 2002 (**)                                                Life on which
                                   -------------------------------                                          depreciation in latest
                                             Buildings and           Accumulated       Date of      Date     income statements is
                                     Land    improvements    Total   depreciation   construction  acquired          computed
-----------------------------------------------------------------------------------------------------------------------------------
185.1 gross acres of
unimproved land in Allen,
Texas (the "Allen property").....  $ 4,656     $       --    4,656     $      --         N/A       3/5/97             N/A
-----------------------------------------------------------------------------------------------------------------------------------

The changes in the investment in real estate are as follows (in thousands):

                                              Years Ended June 30
                                    --------------------------------------
                                      2002           2001           2000
                                    --------       --------       --------

                                    $  4,570       $  4,949       $  4,879
Additions during the year:
  Improvements, etc ..........            86            303             70
                                    --------       --------       --------
                                          86            303             70
                                    --------       --------       --------
Deductions during the year:
  Cost of real estate sold ...            --           (682)            --
                                    --------       --------       --------
                                          --           (682)            --
                                    --------       --------       --------

                                    $  4,656       $  4,570       $  4,949
                                    ========       ========       ========

* The fair market value of the property on the date the Company adopted fresh-start accounting (see "Item 8. Financial Statements and Supplementary Data--Significant Accounting Policies" footnote).

** The aggregate cost for Federal income tax purposes of the Allen property at June 30, 2002, 2001 and 2000 is $6.20 million, $6.12 million and $6.59 million, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

      The Company held its Annual Meeting of Stockholders on December 14, 2001, and elected the following five directors to serve until the next annual meeting and until their successors are elected and qualified:

      JOHN P. KNEAFSEY -- Chairman and Chief Executive Officer of the Company, since October 1996; President, Pathfinder Advisory Services, Inc., since 1997; Senior Vice President - Investments, Prudential Securities, Inc., from 1980 to 1997. Age 55.

      ERIC M. BODOW -- Chief Administrative Officer, GEM Capital Management, Inc., since 1998; Senior Vice President, Sagner/Marks, Inc., from 1992 to 1998; Vice President, First National Bank of Chicago, from 1985 to 1992. Age 58.

      JAMES D. KEMP -- Principal, Antaean Solutions, LLC, since 1997; President and Chief Executive Officer, The Trust Company, N.A., from 1996 to 1997; President and Chief Executive Officer, Kemp Consulting, from 1992 to 1997; President, Ameritrust Texas, N.A., from 1980 to 1992. Age 55.

      MATTHEW S. METCALFE -- Chairman and President, Airland Corporation; Director Emeritus, Amsouth Bancorporation; Member, State of Alabama Oil and Gas Board; Chairman, Mobile Airport Authority. Age 71.

      FRANK B. RYAN -- Vice President and Faculty Member, Rice University, from 1990 to 1996; Director, Danielson Holding Corporation, from 1990 to 2002; Director, Texas Micro, Inc., from 1995 to 2000; Director, America West Airlines, Inc., from 1995 to 1999. Age 66.

Executive Officers of the Registrant

      The following two executive officers were approved by the Board of Directors and given separate five year retention agreements effective December 1, 1997:

      JOHN P. KNEAFSEY -- Chief Executive Officer of the Company. See information under "Directors of the Registrant" above.

      W. JOSEPH DRYER -- President and Chief Accounting Officer of the Company since October 4, 1996, prior thereto, Senior Vice President from January 1995; President and Director of Russian River Energy Co. from 1992 to 1994; President and Director of Geothermal Resources International, Inc. since 1994, prior thereto, an officer since 1984; and President of Worldcorp, Inc. since May, 2000. Age 47.

Item 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2002 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's fiscal year 2002 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

            (i) The following consolidated financial statements are included in Item 8.
                                                                         Pages
                                                                         -----

Consolidated Balance Sheets--June 30, 2002 and 2001 .................      15
Statements of Consolidated Operations and Comprehensive Income
   (Loss)--Years Ended June 30, 2002, 2001 and 2000 .................      16
Statements of Consolidated Stockholders' Equity--Years Ended June 30,
   2002, 2001 and 2000 ..............................................      17
Statements of Consolidated Cash Flows--Years Ended June 30, 2002,
   2001 and 2000 ....................................................      18
Notes to Consolidated Financial Statements ..........................      19

            (ii)  The following financial statement schedules are included in
                  Item 8:

Schedule I--Condensed Financial Information of Registrant............      37
Schedule III--Real Estate and Accumulated Depreciation...............      40

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

      (99.1) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (99.2) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)   Reports on Form 8-K:

      None.

                                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIENA HOLDINGS, INC.
                                               Registrant


Date: September 25, 2002                   /s/       W.  JOSEPH DRYER
                                          --------------------------------------
                                                     W. Joseph Dryer
                                              Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 25, 2002                   /s/      W. JOSEPH DRYER
                                          --------------------------------------
                                                    W. Joseph Dryer
                                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934 and in response to General Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following directors on the dates indicated.

Date: September 25, 2002                  By /s/ JOHN P. KNEAFSEY
                                            ------------------------------------
                                                (John P. Kneafsey, Chairman)

Date: September 25, 2002                  By /s/ ERIC M. BODOW
                                            ------------------------------------
                                                (Eric M. Bodow)

Date: September 25, 2002                  By /s/ JAMES D. KEMP
                                            ------------------------------------
                                                (James D. Kemp)

Date: September 25, 2002                  By /s/ MATTHEW S. METCALFE
                                            ------------------------------------
                                                ( Matthew S. Metcalfe)

Date: September 25, 2002                  By /s/ FRANK RYAN
                                            ------------------------------------
                                                (Frank Ryan)