Form 10-Q
period 2002-09-30
SIENA HOLDINGS INC
filed 2002-11-07
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2002: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets--September 30, 2002 and June 30, 2002..... 2
        Statements of Consolidated Operations and Comprehensive Income
           (Loss)--Quarters Ended September 30, 2002 and 2001................. 3
        Statements of Consolidated Cash Flows--Quarters Ended September 30,
           2002 and 2001...................................................... 4
        Notes to Consolidated Financial Statements............................ 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations................................................ 11
        Liquidity and Capital Resources...................................... 14
        Critical Accounting Policies......................................... 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 14

Item 4. Controls and Procedures.............................................. 14

                          PART II -- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities...................................... 15

Item 6. Exhibits and Reports on Form 8-K..................................... 15

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                   September 30, 2002  June 30, 2002
                                                                   ------------------  -------------
ASSETS                                                                (unaudited)
Current Assets:
    Cash and cash equivalents ..................................        $  5,673         $  5,711
    Investments in equity securities ...........................             140              197
    Receivables ................................................              98               93
    Prepaid expenses ...........................................              --               28
                                                                        --------         --------
                                                                           5,911            6,029
                                                                        --------         --------
Long Term Assets:
    Investment in real estate ..................................           4,659            4,656
    Deferred tax assets - net ..................................           1,908            1,908
                                                                        --------         --------
                                                                           6,567            6,564
                                                                        --------         --------
         Total Assets ..........................................        $ 12,478         $ 12,593
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......................        $    160         $    160
   Unearned income .............................................              --              125
   Deferred tax liabilities ....................................              --                7
                                                                        --------         --------
                                                                             160              292
                                                                        --------         --------
Long Term Liabilities:
    Accrued medical insurance premiums .........................             378              392
    Deferred compensation and fees .............................             458              444
                                                                        --------         --------
                                                                             836              836
                                                                        --------         --------
                                                                             996            1,128
                                                                        --------         --------
Stockholders' Equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................              --               --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................             600              600
    Additional paid-in capital .................................          10,214           10,188
    Retained earnings ..........................................             705              664
    Accumulated other comprehensive income (loss), net of tax ..             (37)              13
                                                                        --------         --------
                                                                          11,482           11,465
                                                                        --------         --------
         Total Liabilities and Stockholders' Equity ............        $ 12,478         $ 12,593
                                                                        ========         ========

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                                              Quarter Ended September 30
                                                                            -----------------------------
                                                                               2002               2001
                                                                            ----------         ----------
Revenues:
   Commissions and fees ............................................        $       80         $       79
   Interest ........................................................                21                 38
   Trust expense reimbursement .....................................                36                 33
   Other real estate income ........................................               125                 --
   Other ...........................................................                --                  7
                                                                            ----------         ----------
                                                                                   262                157
                                                                            ----------         ----------
Expenses:
   Personnel .......................................................               105                 92
   Other operating .................................................                94                 75
                                                                            ----------         ----------
                                                                                   199                167
                                                                            ----------         ----------
Income (loss) before federal income taxes ..........................                63                (10)
Federal income tax benefit (expense) ...............................               (22)                 4
                                                                            ----------         ----------
Net income (loss) ..................................................                41                 (6)
                                                                            ----------         ----------
Other comprehensive loss, net of tax:
    Unrealized losses on equity securities:
       Unrealized holding losses arising during period, net of tax .               (50)               (20)
                                                                            ----------         ----------
    Other comprehensive loss, net of tax ...........................               (50)               (20)
                                                                            ----------         ----------
Comprehensive loss .................................................        $       (9)        $      (26)
                                                                            ==========         ==========

Basic earnings (loss) per share:
   Net income (loss) ...............................................        $     0.01         $     0.00
Average number of shares ...........................................             6,000              6,000

Diluted earnings (loss) per share:
   Net income (loss) ...............................................        $     0.01         $     0.00
Weighted average number of shares ..................................             6,168              6,000

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                                Quarter Ended September 30
                                                                                              -----------------------------
                                                                                                 2002               2001
                                                                                              ----------         ----------
Operating activities:
      Net income (loss) ..............................................................        $       41         $       (6)
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Federal income tax expense credited to additional paid-in capital due to the
            utilization of pre-reorganization tax attributes .........................                22                 --
         Federal income tax benefit charged to additional paid-in-capital due to
            increase in valuation allowance for pre-reorganization deferred tax assets                --                 (4)
         Compensation expense for stock options ......................................                 4                  4
         Decrease in current receivables and prepaid expenses ........................                23                  8
         Decrease in current accounts payable and accrued expenses ...................                --                (44)
         Decrease in unearned income .................................................              (125)                --
         Decrease in long term accrued medical insurance premiums ....................               (14)               (14)
         Increase in long term deferred compensation and fees ........................                14                  3
                                                                                              ----------         ----------
               Net cash used by operating activities .................................               (35)               (53)
                                                                                              ----------         ----------
Investing activities:
      Purchases of equity securities .................................................                --                 (5)
      Increase in investment in real estate ..........................................                (3)                (7)
                                                                                              ----------         ----------
                 Net cash used by investing activities ...............................                (3)               (12)
                                                                                              ----------         ----------
Net decrease in cash and cash equivalents ............................................               (38)               (65)
Cash and cash equivalents at beginning of period .....................................             5,711              5,914
                                                                                              ----------         ----------
Cash and cash equivalents at end of period ...........................................        $    5,673         $    5,849
                                                                                              ==========         ==========
Cash payments for:
      Interest .......................................................................        $       --         $       --
      Federal income tax .............................................................        $       --         $       21

Non-cash transactions:
Changes to additional paid-in-capital:
      Federal income tax benefit charged to additional paid-in-capital due to an
         increase in valuation allowance for pre-reorganization deferred tax assets ..        $       --         $       (4)
      Compensation expense related to stock options ..................................                 4                  4
      Federal income tax expense credited to additional paid-in-capital due to the
         utilization of pre-reorganization tax attributes ............................                22                 --
      Other ..........................................................................                --                (11)
                                                                                              ----------         ----------
              Net increase (decrease) in additional paid-in-capital ..................        $       26         $      (11)
                                                                                              ==========         ==========

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002

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

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted fresh-start accounting as of March 31, 1997, after all material conditions required by the Plan were satisfied. Since April 1, 1997, the Company's financial statements have been prepared as if it was a new reporting entity. Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of reorganization. The Company's management and representatives of the creditors' committee concluded that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed. As a result, all assets and liabilities were stated at their fair value.

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior quarters' financial statements to conform to the current presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution of $1.7 million. The total of cash distributions through September 30, 2002 was $34 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

      The amounts ultimately distributed to the former creditors will be solely dependent on the success of the Company, the amounts realized from the collection of assets and the settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. It is expected that the Creditors' Trust will be terminated with Bankruptcy Court approval in November 2002.

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

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN. SEE "NOTE C--CREDITORS' TRUST".

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust held the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust was organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust. The original termination date was March 7, 2002, however, through a series of extensions, the original termination date was extended until September 3, 2002, and the Company has requested the Bankruptcy Court to extend the termination date through December 31, 2002. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution to trust beneficiaries of $1.7 million. It is expected that the Creditors' Trust will be terminated with Bankruptcy Court approval in November 2002.

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

      The Company charged to the Creditors' Trust expenses of $36,000 and $33,000 for the quarters ended September 30, 2002 and 2001, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust will cease whenever the Creditors' Trust is completely terminated.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of September 30, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of September 30, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as previously reported in the Company's Consolidated Financial Statements.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP ("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Consolidated Financial Statements. In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property (approximately 77.2 net acres). On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Consolidated Financial Statements.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extended the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extended the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which was included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. On August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction or exercise their options. Therefore, the Company recognized the $125,000 as other real estate income reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended September 30, 2002.

NOTE E -- ASSISTED CARE FACILITY MANAGEMENT

      Siena Housing Management, Inc. ("SHM") manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 (the "Management Agreement") with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002, for more information on the Company's assisted care business and management contract.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2003, SHM was informed that the owners of Treemont had signed an agreement to sell the property. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. Based upon the terms of the sale agreement, the payment to SHM could be as much as $2.5 million, if current costs of sale estimates are correct. The sales agreement has certain significant due diligence, financing and insurance requirements. As a result of these significant requirements, there can be no assurance that the sale transaction will, in fact, close.

NOTE F -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. The fair value of the securities based on quoted market prices was $140,000 and $197,000 as of September 30 and June 30, 2002, respectively. The cost basis of the securities as of September 30 and June 30, 2002, was reported as $176,000 and $176,000, respectively. The cost basis was reduced by $41,000 during fiscal year 2002 for realized losses from other than a temporary decline in the value of the securities. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses from other than temporary decline in value of the securities are reported as expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

NOTE G -- STOCKHOLDERS' EQUITY

      As of September 30 and June 30, 2002, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. Pursuant to the Joint Plan and a decision by the LFC Creditors' Committee, 4,000,000 shares of common stock were reserved for issuance on April 1, 1997 and ultimately issued by the stock transfer agent on November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      For the quarter ended September 30, 2002, the Company reported $22,000 of federal income tax expense which also increased additional paid-in-capital, resulting from the utilization of a portion of the Company's pre-reorganization net operating loss carryforwards and deductible timing differences. The Company also recorded $4,000 in compensation expense related to stock options which also increase additional paid-in-capital by $4,000, resulting in a total increase to additional paid-in-capital of $26,000 for the quarter ended September 30, 2002. SHI and its subsidiaries increased the post-reorganization deferred tax assets by $15,000 as a result of the federal income tax benefit reported for the quarter ended September 30, 2001,and unrealized loss on investments in equity securities. In addition, the Company increased the valuation allowance for pre-reorganization deferred tax assets by $15,000 resulting in a decrease to additional paid-in-capital of $15,000 also for the quarter ended September 30, 2001. The Company also recorded $4,000 in compensation expense in the quarter ended September 30, 2001, related to stock options which increased additional paid-in-capital by $4,000, resulting in a net decrease to additional paid-in-capital of $11,000 for the quarter ended September 30, 2001. Future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital.

      The Company, as of September 30 and June 30, 2002, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- DEFERRED TAX ASSETS

      SHI and its subsidiaries had no gross deferred tax liabilities and approximately $95 million in gross deferred tax assets as of September 30 and June 30, 2002, subject to an offsetting valuation allowance of approximately $93.0 million. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in adjustments to additional paid-in capital. The Company reported gross deferred tax liabilities of $0 and $7,000 as of September 30 and June 30, 2002, respectively.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets, net of the existing valuation allowance as of September 30, 2002. Therefore, the Company reported a net deferred tax asset balance of $1.908 million as of September 30 and June 30, 2002, included in long term assets on the Company's Consolidated Balance Sheets. Refer to the "Federal Income Taxes" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2002, for more information.

NOTE I -- EARNINGS (LOSS) PER SHARE

      Earnings (loss) per common share were determined using the weighted average shares issued or reserved for issuance. The effects of outstanding options are included in the calculation of diluted earnings (loss) per common share to the extent that they are dilutive to earnings or not antidilutive to losses. Therefore, the effect of the 119,000 options are not included in the calculation of diluted loss per common share for the quarter ended September 30, 2001, as they are anti-dilutive.

NOTE J -- RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 144 requires, among other things, that impairment losses resulting from the initial application of its provision for long-lived assets to be held and used be reported in the period in which the recognition criteria are initially applied and met based on the facts and circumstances existing at that date. This statement, like SFAS No. 121, requires consideration of the continuing effect of events or changes in circumstances that occurred prior to initial application of SFAS No. 144. The Company adopted SFAS No. 144 on July 1, 2002, and there was no impact on its consolidated financial statements.

NOTE K -- INDUSTRY SEGMENT DATA OF OPERATIONS

      The Company has two reportable segments: (1) assisted care management, which receives a fee for managing and maintaining an assisted care facility in Houston, Texas, and (2) real estate investment and development. The accounting policies of the segments are the same as those of the Company. Refer to the "Significant Accounting Policies" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2002, for more information. The Company's management evaluates performance of each segment based on profit and loss from operations excluding allocation of corporate overhead expenses and interest income.

      The following table summarizes the Company's identifiable assets by segment as of September 30 and June 30, 2002 (in thousands):

                                                                             September 30,         June 30,
                                                                                 2002                2002
                                                                             -------------        ------------
Identifiable assets:
     Assisted care facility management (including receivable from
         Parent company eliminated in consolidation) ................        $        489         $        449
     Real estate ....................................................               6,747                6,798
                                                                             ------------         ------------
                                                                                    7,236                7,247
                                                                             ------------         ------------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) .               3,696                3,768
        Deferred tax assets--net ....................................               1,908                1,908
        Elimination of intercompany receivables .....................                (362)                (330)
                                                                             ------------         ------------
Total assets per Consolidated Balance Sheet .........................        $     12,478         $     12,593
                                                                             ============         ============

                  (remainder of page intentionally left blank)

The following table summarizes the Company's segment data of operations for the quarters ended September 30, 2002 and 2001 (in thousands):

                                                                                 Quarter Ended September 30
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                ----------         ----------
Revenues:
   Assisted care management ............................................        $       80         $       79
   Real estate .........................................................               132                 12
                                                                                ----------         ----------
                                                                                       212                 91
                                                                                ----------         ----------
   Other operations:
      Corporate interest income ........................................                14                 26
      Trust expense reimbursement ......................................                36                 33
      Other corporate revenue ..........................................                --                  7
                                                                                ----------         ----------
                                                                                        50                 66
                                                                                ----------         ----------

Total revenues per Statements of Consolidated Operations
    and Comprehensive Income (Loss) ....................................        $      262         $      157
                                                                                ==========         ==========

Operating income:
   Assisted care management ............................................        $       52         $       53
   Real estate .........................................................               132                 11
                                                                                ----------         ----------
                                                                                       184                 64
                                                                                ----------         ----------

   Other operations:
      Corporate interest income ........................................                14                 26
      Trust expense reimbursement ......................................                36                 33
      Unallocated corporate expenses ...................................              (171)              (140)
      Other ............................................................                --                  7
                                                                                ----------         ----------
                                                                                      (121)               (74)
                                                                                ----------         ----------
Income (loss) before federal income taxes per Statements of
    Consolidated Operations and Comprehensive Income (Loss) ............        $       63         $      (10)
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

      The operating results of the Company during the quarters ended September 30, 2002 and 2001 were as follows (in thousands):

                                                     Quarter Ended September 30
                                                    -----------------------------
                                                       2002               2001
                                                    ----------         ----------
Operating income:
   Assisted care management ................        $       52         $       53
   Real estate .............................               132                 11
   Other ...................................                50                 66
                                                    ----------         ----------
                                                           234                130
Expenses:
   General and administrative ..............              (171)              (140)
                                                    ----------         ----------
Income (loss) before federal income taxes ..                63                (10)
Federal income tax benefit (expense) .......               (22)                 4
                                                    ----------         ----------
      Net income (loss) ....................        $       41         $       (6)
                                                    ==========         ==========

      Assisted Care Management. The Company's operating income of the assisted care management operations for the quarter ended September 30, 2002 is consistent with the same period in the prior year. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002, for more information on the Company's assisted care business and management contract. The management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company, was also consistent each period at $80,000 and $79,000 for the first quarter of fiscal year 2003 and 2002, respectively.

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

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of September 30, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of September 30, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      On October 30, 2000, the Company completed the sale of approximately 5.6 acres of one of the commercial properties to 75 Exchange Partners, LP, an unaffiliated partnership. Net cash proceeds from the sale totaled $1.204 million and the Company recorded a gain on sale of real estate of $828,000 in the second quarter of fiscal year 2001, as previously reported in the Company's Consolidated Financial Statements.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP ("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Consolidated Financial Statements. In addition, Crow Family Holdings acquired outstanding options, which expire 18 months from the original sale date, to purchase substantially all the remaining light industrial property (approximately 77.2 acres). On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Consolidated Financial Statements.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extended the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extended the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which was included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. On August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction or exercise their options. Therefore, the Company recognized the $125,000 as other real estate income reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended September 30, 2002.

      Based on the property sales described above, continuing negotiations on other parcels and improved market conditions, management believes that the Company would be able to sell the remaining Allen property for a value in excess of the tax basis. As a result, the Company reported a net deferred tax asset balance of $1.908 million as of September 30 and June 30, 2002, included in long term assets on the Company's Consolidated Balance Sheets. Any tax benefits recognized related to the valuation allowance for pre-reorganization deferred tax assets as of September 30, 2002 will be allocated to additional paid-in capital.

      The Company is involved in discussions to sell certain parcels of land, which it, in its best judgment, considers to be reasonable and in the interests of its shareholders. However, there can be no assurance that these or any future discussions and or tentative agreements may lead to any real estate transactions, and when such transactions might occur. Any sales that might result from these discussions would result in a gain on sale for financial reporting purposes.

      The real estate operating results for the first quarter in fiscal year 2002 were significantly higher than the same quarter in fiscal year 2001, due to the recognition of $125,000 as other real estate income in August 2002. In the quarter ended September 30, 2001, improvement costs of $3,000 related to developing the property were capitalized in accordance with the Company's capitalization policy, as compared to $7,000 of costs that were capitalized during the quarter ended September 30, 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Operations. The Company reported other operating income of $50,000 and $66,000 for the quarters ended September 30, 2002 and 2001, respectively. This included an overhead allocation based upon management's estimate of resources used by the Creditors' Trust and charged to the Creditors' Trust of $36,000 and $33,000 for the quarters ended September 30, 2002 and 2001, respectively. The allocation of overhead to the Creditors' Trust will cease when the Creditors' Trust is completely terminated.

      The remaining income consisted primarily of interest income of $14,000 and $26,000 for the quarters ended September 30, 2002 and 2001, respectively, which is lower than the prior year as a result of lower interest rates.

      Expenses. General and administrative expenses were slightly higher at $171,000 for the quarter ended September 30, 2002 as compared to $140,000 for the quarter ended September 30, 2001. The increase is primarily attributable to:
(1) incentive bonuses totaling $15,000 paid to directors and officers pursuant to existing compensation plans; (2) professional legal and accounting fees were $14,000 higher than the same period in the prior year; and (3) directors' fees were $5,000 higher due to an additional meeting held in the first quarter of this fiscal year.

      Accrued Medical Insurance Premiums. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of September 30 and June 30, 2002, the Company had an accrued liability established for payments to be made to 27 people to be used toward the payment of insurance. As of September 30 and June 30, 2002, the current portion of the accrual for medical insurance premiums is $93,000 and $81,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $378,000 and $392,000, respectively. Medical insurance premium payments have not been made since December 2001, but are included in current liabilities on the Company's Consolidated Balance Sheets.

Liquidity and Capital Resources

      As of September 30, 2002, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of September 30, 2002.

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

      The Company's liability for accrued medical insurance premiums was estimated using a life expectancy age of 90, an annual health cost care increase rate of approximately 5% and a discount rate of approximately 6.5%. Such estimate could change in the future based on the occurrence of one or more future events

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to potential fluctuations in operations and the fair value of certain of its assets, as well as variations in expected cash flows due to changes in market interest rates and equity prices. On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. The investments had a fair market value of $140,000 and $197,000 as of September 30 and June 30, 2002, respectively, with an adjusted cost basis of $176,000 for both periods. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding (gain) loss included, net of tax, in accumulated other comprehensive (income) loss, a component of stockholders' equity. Realized gains (losses) are reported as revenue in the Company's Consolidated Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses for other than temporary decline in value are reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14 (C) and 15d - 14 (C)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

      Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II -- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

      Refer to the Company's annual report on Form 10-K for the year ended June 30, 2002, for information regarding defaults by the Company relating to the debt obligations of the Predecessor Company.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

              Exhibit
               Number
               ------
               (99.1)   Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

               (99.2)   Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

                  On September 11, 2002, the Company filed with the Commission a current report on Form 8-K relating to the sale of property that is managed by the Company's subsidiary, Siena Housing Management, Inc., resulting in the possible termination of the management agreement which is discussed in greater detail under "Note E--Assisted Care Facility Management" in this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SIENA HOLDINGS, INC.
                                                    (Registrant)


Date: November 6 , 2002                      By: /S/ W. JOSEPH DRYER
                                             -----------------------
                                                      President


Date: November 6, 2002                       By: /S/ W. JOSEPH DRYER
                                             ----------------------------
                                             Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                         BY THE CHIEF EXECUTIVE OFFICER

I, John P. Kneafsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siena Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact, necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 6, 2002                                By: /S/ JOHN P. KNEAFSEY
                                                ---------------------------
                                                    John P. Kneafsey
                                                    Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                         BY THE CHIEF FINANCIAL OFFICER

I, W. Joseph Dryer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siena Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact, necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 6, 2002                              By /S/ W. JOSEPH DRYER
                                              ---------------------------
                                                   W. Joseph Dryer
                                                  Chief Financial Officer