Form 10-Q
period 2002-12-31
SIENA HOLDINGS INC
filed 2003-02-14
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended December 31, 2002

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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

                                 YES |_| NO |X|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of February 12, 2003: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                                                PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets--December 31, 2002 and June 30, 2002 .....................................    2
         Statements of Consolidated Operations and Comprehensive Income (Loss)--Quarters and Six Months
               Ended December 31, 2002 and 2001 ...............................................................    3
         Statements of Consolidated Cash Flows--Six Months Ended December 31, 2002 and 2001 ...................    4
         Notes to Consolidated Financial Statements ...........................................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations ................................................................................   12
         Liquidity and Capital Resources ......................................................................   15
         Critical Accounting Policies .........................................................................   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................   15

Item 4.  Controls and Procedures ..............................................................................   15

                                                PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities ......................................................................   16

Item 6.  Exhibits and Reports on Form 8-K .....................................................................   16

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                                        December 31, 2002    June 30, 2002
                                                                        -----------------    -------------
ASSETS                                                                      (unaudited)
Current Assets:
    Cash and cash equivalents ......................................          $  5,370           $ 5,711
    Investments in equity securities ...............................                96               197
    Receivables ....................................................               106                93
    Prepaid expenses ...............................................               110                28
                                                                              --------           -------
                                                                                 5,682             6,029
                                                                              --------           -------

Long Term Assets:
    Investment in real estate ......................................             4,764             4,656
    Deferred tax assets - net ......................................                --             1,908
                                                                              --------           -------
                                                                                 4,764             6,564
                                                                              --------           -------
         Total Assets ..............................................          $ 10,446           $12,593
                                                                              ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable and accrued expenses ..........................          $    173           $   160
    Unearned income ................................................                --               125
    Deferred tax liabilities .......................................                --                 7
                                                                              --------           -------
                                                                                   173               292
                                                                              --------           -------
Long Term Liabilities:
    Accrued medical insurance premiums .............................               366               392
    Deferred compensation and fees .................................               482               444
                                                                              --------           -------
                                                                                   848               836
                                                                              --------           -------
                                                                                 1,021             1,128
                                                                              --------           -------

Stockholders' Equity:
    Preferred stock--($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) ...........................                --                --
    Common stock--($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) .......................               600               600
    Additional paid-in capital .....................................            10,195            10,188
    Retained earnings (deficit) ....................................            (1,289)              664
    Accumulated other comprehensive income (loss), net of tax ......               (81)               13
                                                                              --------           -------
                                                                                 9,425            11,465
                                                                              --------           -------
         Total Liabilities and Stockholders' Equity ................          $ 10,446           $12,593
                                                                              ========           =======

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                                           Quarter Ended              Six Months Ended
                                                                            December 31                  December 31
                                                                       ---------------------       ---------------------
                                                                         2002          2001          2002          2001
                                                                       -------       -------       -------       -------
Revenues:
   Commissions and fees ..........................................     $    73       $    51       $   153       $   130
   Interest ......................................................          17            29            38            67
   Trust expense reimbursement ...................................          38            24            74            57
   Other real estate income ......................................          --            --           125            --
   Other .........................................................          --            --            --             7
                                                                       -------       -------       -------       -------
                                                                           128           104           390           261
                                                                       -------       -------       -------       -------

Expenses:
   Personnel .....................................................          90            86           195           178
   Other operating ...............................................         146           112           240           187
                                                                       -------       -------       -------       -------
                                                                           236           198           435           365
                                                                       -------       -------       -------       -------
Loss from operations before federal income tax ...................        (108)          (94)          (45)         (104)
Federal income tax expense .......................................       1,886            --         1,908            --
                                                                       -------       -------       -------       -------
Net loss .........................................................      (1,994)          (94)       (1,953)         (104)
                                                                       -------       -------       -------       -------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on equity securities:
      Unrealized holding gains (losses) arising during period ....         (44)           22           (94)            2
                                                                       -------       -------       -------       -------
   Other comprehensive income (loss), net of tax .................         (44)           22           (94)            2
                                                                       -------       -------       -------       -------
Comprehensive Loss ...............................................     $(2,038)      $   (72)      $(2,047)      $  (102)
                                                                       =======       =======       =======       =======

Basic loss per share:
   Net loss ......................................................       (0.33)      $ (0.02)      $ (0.33)      $ (0.02)
   Average number of shares ......................................       6,000         6,000         6,000         6,000

Diluted loss per share:
   Net loss ......................................................       (0.33)      $ (0.02)      $ (0.33)      $ (0.02)
   Average number of shares ......................................       6,000*        6,000*        6,000*        6,000*

* Potentially dilutive common shares are not included in the computation of the dilutive per share amount due to the net loss.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                              Six Months Ended December 31
                                                                                              ----------------------------
                                                                                                    2002         2001
                                                                                                  -------      -------
Operating activities:

      Net loss ..............................................................................     $(1,953)     $  (104)
      Adjustments to reconcile net loss to net cash used by operating activities:
         Federal income tax expense charged as a result of the increase in the valuation
            allowance attributable to pre-reorganization net operating loss carryforwards ...       1,908           --
         Compensation expense for stock options .............................................           7            8
         Decrease (increase) in current receivables and prepaid expenses ....................         (95)          34
         Increase (decrease) in current accounts payable and accrued expenses ...............          13          (23)
         Decrease in unearned income ........................................................        (125)          --
         Decrease in long term accrued medical insurance premiums ...........................         (26)         (28)
         Increase in long term deferred compensation and fees ...............................          38           28
                                                                                                  -------      -------
               Net cash used by operating activities ........................................        (233)         (85)
                                                                                                  -------      -------

Investing activities:

      Purchases of equity securities ........................................................          --           (5)
      Increase in investment in real estate .................................................        (108)         (67)
                                                                                                  -------      -------
               Net cash used by investing activities ........................................        (108)         (72)
                                                                                                  -------      -------

Net decrease in cash and cash equivalents ...................................................        (341)        (157)
Cash and cash equivalents at beginning of period ............................................       5,711        5,914
                                                                                                  -------      -------
Cash and cash equivalents at end of period ..................................................     $ 5,370      $ 5,757
                                                                                                  =======      =======

Cash payments for:
      Interest ..............................................................................     $    --      $    --
      Federal income tax ....................................................................     $    --      $    21

Non-cash transactions:
Changes to additional paid-in-capital:
      Compensation expense related to stock options .........................................     $     7      $     8
      Unrealized holding gains on equity securities, net of tax .............................          --            1
                                                                                                  -------      -------
              Net increase in additional paid-in-capital ....................................     $     7      $     9
                                                                                                  =======      =======

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2002

NOTE A -- BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Siena Holdings, Inc. ("SHI"), formerly Lomas Financial Corporation ("LFC"), and its subsidiaries (collectively, the "Company"). SHI's wholly-owned, principal subsidiaries are Siena Housing Management Corp. and LLG Lands, Inc. ("LLG"). Prior to October 1, 1996, SHI's wholly-owned principal subsidiary was Lomas Mortgage USA, Inc. ("LMUSA"), now known as Nomas Corp.("Nomas"). As a result of the confirmation of LMUSA's Chapter 11 reorganization plan, the Company's interest in LMUSA was extinguished effective October 1, 1996. LFC's plan of reorganization was confirmed on October 4, 1996, but not effective until March 1997.

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution of $1.7 million. The total of cash distributions through December 31, 2002 was $34 million. As provided for in the Joint Plan and a decision of the LFC Creditors' Committee, 4,000,000 shares of the new common stock were issued by the stock transfer agent on the initial distribution date of November 12, 1997. For balance sheet presentation and earnings (loss) per share, the 4,000,000 shares were considered issued as of April 1, 1997. The process by the stock distribution agent resulted in 3,822,121 shares of common stock actually distributed to former creditors through March 7, 1999, the deadline for exchanging predecessor company bonds for common stock. In the second quarter of fiscal year 2000, the stock distribution agent distributed the final 177,879 shares, including shares held for disputed claims, to all allowed creditors that had received prior stock distributions.

      The Company, as trustee of the Creditors' Trust (the "Trustee"), has attempted to maximize the value of the Creditors' Trust assets, and the success of these efforts can be seen by the total of seven cash distributions and two common stock distributions that the Trustee made over the life of the Creditors' Trust to the beneficiaries. During the LFC bankruptcy, the various claims were trading around six to eight cents on the dollar. The Trustee estimates that the total amount of cash and stock distributions to beneficiaries was more than $40 million, or more than twenty-eight and a half cents per dollar of bond value. The Trustee expects the Court to sign the final bankruptcy orders for the Creditors' Trust in the third quarter of fiscal year 2003.

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

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust held the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust was organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust. The original termination date was March 7, 2002, however, through a series of extensions, the original termination date was extended until December 31, 2002. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution to trust beneficiaries of $1.7 million. The total of cash distributions through December 31, 2002 was $34 million.

      The Company, as trustee of the Creditors' Trust (the "Trustee"), has attempted to maximize the value of the Creditors' Trust assets, and the success of these efforts can be seen by the total of seven cash distributions and two common stock distributions that the Trustee made over the life of the Creditors' Trust to the beneficiaries. During the LFC bankruptcy, the various claims were trading around six to eight cents on the dollar. The Trustee estimates that the total amount of cash and stock distributions to beneficiaries was more than $40 million, or more than twenty-eight and a half cents per dollar of bond value. The Trustee expects the Court to sign the final bankruptcy orders for the Creditors' Trust in the third quarter of fiscal year 2003.

      The assets and liabilities of the Creditors' Trust are not reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities since April 1, 1997, are not reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company is based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust are solely for the former creditors' benefit and the Company has no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors were solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who are not former creditors of the Joint Debtors are not beneficiaries of the Creditors' Trust.

      The Company charged to the Creditors' Trust expenses of $38,000 and $74,000 for the quarter and six months ended December 31, 2002, respectively, and $24,000 and $57,000 for the quarter and six months ended December 31, 2001, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust was slightly higher for the periods ended December 31, 2002 as a result of the additional work related to the final distribution and the liquidation of the trust. As a result of the liquidation, the Company expects minimal trust expense reimbursement income for the remainder of the fiscal year or thereafter.

      THE LFC CREDITORS TRUST AND ANY PROCEEDS FROM THE LFC/LMUSA LITIGATION TRUST ARE SOLELY FOR THE BENEFIT OF THE FORMER CREDITORS OF THE JOINT DEBTORS. STOCKHOLDERS WILL NOT BENEFIT FROM THESE TRUSTS UNLESS THEY HELD CLASS 3 - GENERAL UNSECURED CLAIMS AS DEFINED IN THE JOINT PLAN.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial, two tracts of approximately
24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      The Company's strategy for its real estate holdings has been to attempt to increase the value of the property through the re-zoning of certain tracts. As previously reported, several of the re-zoning proposals were approved, specifically relocating the multifamily tract to a more accessible location in 1999, and changing the single family zoning to light industrial. In the fourth quarter of fiscal year 2001, five acres of the multi-family property were successfully re-zoned as light industrial.

      On February 23, 2001, the Company completed the sale of approximately 17.3 acres of property zoned light industrial to Crow Family Holdings Industrial Texas, LP ("Crow Family Holdings"), an unaffiliated partnership. Net cash proceeds from the sale totaled $1.251 million and the Company recorded a gain on sale of real estate of $945,000 in the quarter ended March 31, 2001, as previously reported in the Company's Consolidated Financial Statements. In addition, Crow Family Holdings acquired outstanding options, which expired 18 months from the original sale date, to purchase substantially all the remaining light industrial property (approximately 77.2 net acres). On January 16, 2002, the Company received additional cash proceeds of $36,000 from the real estate sale in February 2001, representing the final settlement and proration of rollback taxes, reported as additional gain on the sale of real estate in the Company's Consolidated Financial Statements.

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extended the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extended the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which was included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. On August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction or exercise their options. Therefore, the Company recognized the $125,000 as other real estate income reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended September 30, 2002. In the second quarter of fiscal year 2003, Crow Family Holdings indicated that they no longer had an interest in entering into an agreement with the Company.

      The Company is currently marketing the property zoned for multifamily use, and continues to market the light industrial and commercial properties. During the past year, management has been disappointed in being unsuccessful in completing the sale of some of the properties; most notably, the agreement with Crow Family Holdings for the light industrial property. The Company is continuing to market the properties, even though the near-term outlook for commercial real estate is rather uncertain, due to the increasingly soft economic conditions, various customer project delays, and especially the suddenly depressed real estate market in the nearby Dallas telecom corridor. Management has also been considering the amount of time available to the Company to hold and maintain the various real estate assets given the new cost and operating environments that the Company finds itself in today. Management expects increased costs related to new legislation in the areas of public reporting and shareholder administration, legal, audit and liability insurance. These higher costs and lower revenue expectations directly affect the ability of the Company to carry the real estate assets for an extended period of time.

      Due to these various changes discussed above, management now believes that it is not more likely than not that the Company will be able to realize any benefit related to the deferred tax assets, net of the existing valuation allowance as of December 31, 2002. Therefore, in the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of December 31 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company's investment in real estate was reported as $4.764 million and $4.656 million as of December 31, 2002, and June 30, 2002, respectively, on the Company's Consolidated Balance Sheets. Even though there has been a decline in the market values as described above, the real estate investment amounts carried on the Company's Consolidated Balance Sheets are not deemed to be impaired as of December 31, 2002.

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

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2003, SHM was informed that the owners of Treemont had signed an agreement to sell the property. In February 2003, the sale terminated on its own terms, however, the owners of Treemont are continuing to evaluate their position and intend to continue to market the property for sale.

NOTE F -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. The fair value of the securities based on quoted market prices was $96,000 and $197,000 as of December 31 and June 30, 2002, respectively. The cost basis of the securities as of December 31 and June 30, 2002, was reported as $176,000 and $176,000, respectively. The cost basis was reduced by $41,000 during fiscal year 2002 for realized losses from other than a temporary decline in the value of the securities. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive loss, a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses from other than temporary decline in value of the securities are reported as expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

NOTE G -- STOCKHOLDERS' EQUITY

      As of December 31 and June 30, 2002, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      For the six months ended December 31, 2002, the Company recorded $7,000 in compensation expense related to stock options which increased additional paid-in-capital by $7,000. SHI and its subsidiaries decreased the post-reorganization deferred tax assets by $1,000 as a result of an unrealized holding gain on investments in equity securities for the six months ended December 31, 2001, resulting in an increase to additional paid-in-capital of $1,000. The Company also recorded $8,000 in compensation expense in the six months ended December 31, 2001, related to stock options which increased additional paid-in-capital by $8,000, resulting in a total increase to additional paid-in-capital of $9,000 for the six months ended December 31, 2001.

      The Company, as of December 31 and June 30, 2002, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

NOTE H -- FEDERAL INCOME TAXES

      For the quarter and six months ended December 31, 2002, SHI and its subsidiaries reported federal income tax expense of $1.886 million and $1.908 million, respectively, and $0 and $0 for the quarter and six months ended December 31, 2001, respectively. The federal income tax expense for the quarter and six months ended December 31, 2002, included $1.908 million of deferred tax expense resulting from the reestablishment of the valuation allowance for pre-reorganization deferred tax assets, as discussed below.

      Due to the various changes in the commercial real estate market and the Company's higher cost and lower revenue expectations discussed in "Note D - Investment in Real Estate", management now believes that it is not more likely than not that the Company will be able to realize the benefit of these deferred tax assets, net of the existing valuation allowance as of December 31, 2002. Therefore, in the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of December 31 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      SHI and its subsidiaries had $95 million in gross deferred tax assets as of December 31and June 30, 2002, subject to an offsetting valuation allowance of $95 million and $93.0 million as of December 31 and June 30, 2002, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in a federal income tax benefit to the extent of the net deferred tax assets that had been previously recognized. Future utilization of these pre-reorganization tax attributes in an amount greater than the net deferred tax assets that had been previously recognized will result in direct increases to additional paid-in-capital. The Company reported gross deferred tax liabilities of $0 and $7,000 as of December 31 and June 30, 2002, respectively. Refer to the "Federal Income Taxes" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2002, for more information.

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

NOTE I -- LOSS PER SHARE

      Losses per common share were determined using the weighted average shares issued. The effects of outstanding options are not included in the calculation of diluted loss per common share as they are anti-dilutive. Therefore, the effect of the 120,000 and 144,000 options for the quarter and six months ended December 31, 2002, respectively, and 134,000 and 126,000 options for the quarter and six months ended December 31, 2001, respectively, are not included in the calculation of diluted loss per common share.

NOTE J -- RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation arrangements in each period presented, and provides for a specific tabular format of the pro forma disclosures required by SFAS No. 123. The disclosures to be provided in annual financial statements for SFAS No. 148 will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002.

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 144 requires, among other things, that impairment losses resulting from the initial application of its provision for long-lived assets to be held and used be reported in the period in which the recognition criteria are initially applied and met based on the facts and circumstances existing at that date. This statement, like SFAS No. 121, requires consideration of the continuing effect of events or changes in circumstances that occurred prior to initial application of SFAS No. 144. The Company adopted SFAS No. 144 on July 1, 2002, and there was no impact on its consolidated financial statements.

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

      The following table summarizes the Company's identifiable assets by segment as of December 31 and June 30, 2002 (in thousands):

                            (table on following page)

                                                                           December 31,    June 30,
                                                                               2002          2002
                                                                           ------------    --------
Identifiable assets:
     Assisted care facility management (including receivable from
         Parent company eliminated in consolidation) ...................     $    519      $    449
     Real estate .......................................................        6,708         6,798
                                                                             --------      --------
                                                                                7,227         7,247
                                                                             --------      --------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including
            receivable from subsidiary eliminated in consolidation) ....        3,623         3,768
       Deferred tax assets--net ........................................           --         1,908
        Elimination of intercompany receivables ........................         (404)         (330)
                                                                             --------      --------
Total assets per Consolidated Balance Sheet ............................     $ 10,446      $ 12,593
                                                                             ========      ========

The following table summarizes the Company's segment data of operations for the quarters and six months ended December 31, 2002 and 2001 (in thousands):

                                                              Quarter Ended        Six Months Ended
                                                               December 31            December 31
                                                             ----------------      ----------------
                                                              2002       2001       2002       2001
                                                             -----      -----      -----      -----
Revenues:
   Assisted care management ............................     $  73      $  51        153      $ 130
   Real estate .........................................         6         10        138         22
                                                             -----      -----      -----      -----
                                                                79         61        291        152
                                                             -----      -----      -----      -----

   Reconciling items:
      Corporate interest income ........................        11         19         25         45
      Trust expense reimbursement ......................        38         24         74         57
      Other corporate revenue ..........................        --         --         --          7
                                                             -----      -----      -----      -----
                                                                49         43         99        109
                                                             -----      -----      -----      -----
Total revenues per Statements of Consolidated
   Operations and Comprehensive Income (Loss) ..........     $ 128      $ 104      $ 390      $ 261
                                                             =====      =====      =====      =====

Operating income:
   Assisted care management ............................     $  52      $  25      $ 104      $  78
   Real estate .........................................         2          8        134         19
                                                             -----      -----      -----      -----
                                                                54         33        238         97
                                                             -----      -----      -----      -----

   Reconciling items:
       Corporate interest income .......................        11         19         25         45
       Trust expense reimbursement .....................        38         24         74         57
       Unallocated corporate expenses ..................      (211)      (170)      (382)      (310)
       Other ...........................................        --         --         --          7
                                                             -----      -----      -----      -----
                                                              (162)      (127)      (283)      (201)
                                                             -----      -----      -----      -----

Loss from operations before federal income tax
   expense per Statements of Consolidated Operations
   and Comprehensive Income (Loss) .....................     $(108)     $ (94)     $ (45)     $(104)
                                                             =====      =====      =====      =====

NOTE K -- SUBSEQUENT EVENTS

      On February 13, 2003, the Company's Board of Directors has approved the formation of a special committee of independent directors to explore a "going private" transaction by means of a "reverse stock split". The contemplated transaction is subject to a number of conditions, including the approval of the transaction by the special committee, which will consist solely of independent members of the Board, the receipt of a fairness opinion from the financial advisor to the special committee that the proposed transaction is fair from a financial point of view to the Company's stockholders, and approval by the Company's stockholders. There is no assurance that the contemplated transaction will be completed.

      Also in February 2003, the Company reported by issuance of a Form 8-K that it has completed the sale of an easement over a portion of light industrial property for a sewer line to the City of Fairview. The Company shall have the right to fully use the premises covered by the easement; however, the Company may not erect buildings over the easement tract.

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

      The operating results of the Company during the quarters and six months ended December 31, 2002 and 2001 were as follows (in thousands):

                                                          Quarter Ended         Six Months Ended
                                                           December 31             December 31
                                                       ------------------      ------------------
                                                         2002        2001        2002        2001
                                                       ------------------      ------------------
Operating income:
   Assisted care management ......................     $    52      $  25      $   104      $  78
   Real estate ...................................           2          8          134         19
                                                       -------      -----      -------      -----
                                                            54         33          238         97
                                                       -------      -----      -------      -----

Other income and expenses:
   Interest income ...............................          11         19           25         45
   Trust expense reimbursement income ............          38         24           74         57
   Unallocated corporate expenses ................        (211)      (170)        (382)      (310)
   Other .........................................          --         --           --          7
                                                       -------      -----      -------      -----
                                                          (162)      (127)        (283)      (201)
                                                       -------      -----      -------      -----
Loss from operations before federal income tax ...        (108)       (94)         (45)      (104)
Federal income tax expense .......................       1,886         --        1,908         --
                                                       -------      -----      -------      -----
      Net loss ...................................     $(1,994)     $ (94)     $(1,953)     $(104)
                                                       =======      =====      =======      =====

      Assisted Care Management. The Company's operating income of the assisted care management operations for the quarter and six months ended December 31, 2002 was approximately $27,000 and $26,000, respectively, higher than the same periods in the prior year. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and a defined net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002, for more information on the Company's assisted care business and management contract. The management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company, was higher in the quarter and six months ended December 31, 2002, than in the same periods in the prior year by approximately $17,000, as a result of lower debt payments (which are included in the defined net income calculation) offset by higher insurance expense reported by Treemont. In addition, SHM reported reduced franchise tax and travel expenses that accounted for the remainder of the favorable variance.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2002, SHM was informed that the owners of Treemont had signed an agreement to sell the property. In February 2003, the sale terminated on its own terms, however, the owners of Treemont are continuing to evaluate their position and intend to continue to market the property for sale.

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of December 31, 2002. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of December 31, 2002, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

      The Company's strategy for its real estate holdings has been to attempt to increase the value of the property through the re-zoning of certain tracts. As previously reported, several of the re-zoning proposals were approved, specifically relocating the multifamily tract to a more accessible location in 1999, and changing the single family zoning to light industrial. In the fourth quarter of fiscal year 2001, five acres of the multi-family property were successfully re-zoned as light industrial.

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

      On February 22, 2002, the Company and Crow Family Holdings agreed to the First Amendment to Sale Contract (the "First Amendment") which extended the closing date on the sale of 14.25 acres of property zoned light industrial to on or before August 22, 2002. In addition, the First Amendment extended the option period to August 22, 2002, on all outstanding options. The Company received a $125,000 non-refundable deposit, which was included in unearned income on the Company's Consolidated Balance Sheets as of June 30, 2002. On August 23, 2002, the Company was informed that Crow Family Holdings would not close on the transaction or exercise their options. Therefore, the Company recognized the $125,000 as other real estate income reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended September 30, 2002. In the second quarter of fiscal year 2003, Crow Family Holdings indicated that they no longer had an interest in entering into an agreement with the Company.

      The Company is currently marketing the property zoned for multifamily use, and continues to market the light industrial and commercial properties. During the past year, management has been disappointed in being unsuccessful in completing the sale of some of the properties; most notably, the agreement with Crow Family Holdings for the light industrial property. The Company is continuing to market the properties, even though the near-term outlook for commercial real estate is rather uncertain, due to the increasingly soft economic conditions, various customer project delays, and especially the suddenly depressed real estate market in the nearby Dallas telecom corridor. Management has also been considering the amount of time available to the Company to hold and maintain the various real estate assets given the new cost and operating environments that the Company finds itself in today. Management expects increased costs related to new legislation in the areas of public reporting and shareholder administration, legal, audit and liability insurance. These higher costs and lower revenue expectations directly affect the ability of the Company to carry the real estate assets for an extended period of time.

      Due to these various changes discussed above, management now believes that it is unlikely that the Company will be able to realize any benefit related to the deferred tax assets, net of the existing valuation allowance as of December 31, 2002. Therefore, in the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of December 31 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company's investment in real estate was reported as $4.764 million and $4.656 million as of December 31, 2002, and June 30, 2002, respectively, on the Company's Consolidated Balance Sheets. Even though there has been a decline in the market values as described above, the real estate investment amounts carried on the Company's Consolidated Balance Sheets are not deemed to be impaired as of December 31, 2002.

      The real estate operating results for the second quarter in fiscal year 2003 were consistent with the same quarter in fiscal year 2002. However, the operating results for the six months ended December 31, 2002, were significantly higher than the six months ended December 31, 2001, due to the recognition of $125,000 as other real estate income in August 2002. In the six months ended December 31, 2002, improvement costs of $108,000 related to developing the property, primarily property taxes, were capitalized in accordance with the Company's capitalization policy, as compared to $67,000 of costs that were capitalized during the six months ended December 31, 2001. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $38,000 and $74,000 for the quarter and six months ended December 31, 2002, respectively, as compared to $24,000 and $57,000 for the quarter and six months ended December 31, 2001, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust was slightly higher for the periods ended December 31, 2002 as a result of the additional work related to the final distribution and the liquidation of the trust. As a result of the liquidation, the Company expects minimal trust expense reimbursement income for the remainder of the fiscal year or thereafter. Interest income was consistent for the quarters and six months ended December 31, 2002 and 2001.

      Other Expenses. Unallocated corporate expenses were higher at $211,000 and $382,000 for the quarter and six months ended December 31, 2002, respectively, as compared to $170,000 and $310,000 for the quarter and six months ended December 31, 2001, respectively. Specifically, this increase in unallocated corporate expenses was primarily attributable to: (1) insurance premiums renewed in October 2002 have increased quarterly insurance expense by $8,000 over the prior year; (2) professional legal and accounting expenses increased $28,000 and $40,000 over the same periods in the prior year; (3) incentive bonuses totaling $15,000 paid in the first quarter of fiscal 2003 to directors and officers pursuant to existing compensation plans; and (4) directors' fees were $5,000 higher due to an additional meeting held in the first quarter of this fiscal year. Unfortunately, a major factor in this increase of unallocated corporate expenses is directly related to the newly mandated SEC requirements for public corporations, which will have a significant and noticeable unintended impact on smaller companies such as SHI. As reported, the Company has experienced and expects that it will continue to experience increased premiums for liability insurance and increased expenses for shareholder and public reporting , legal and auditing matters.

      Federal Income Tax Expense. For the quarter and six months ended December 31, 2002, SHI and its subsidiaries reported federal income tax expense of $1.886 million and $1.908 million, respectively, and $0 and $0 for the quarter and six months ended December 31, 2001, respectively. The federal income tax expense for the quarter and six months ended December 31, 2002, included $1.908 million of deferred tax expense resulting from the reestablishment of the valuation allowance for pre-reorganization deferred tax assets. See "Note H - Federal Income Taxes" for further information.

      Accrued Medical Insurance Premiums. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of December 31 and June 30, 2002, the Company had an accrued liability established for payments to be made to 27 people to be used toward the payment of insurance. As of December 31 and June 30, 2002, the current portion of the accrual for medical insurance premiums is $107,000 and $81,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $366,000 and $392,000, respectively. Most of the medical insurance premium payments have not been made since December 2001, but are included in current liabilities on the Company's Consolidated Balance Sheets, while the Company obtains and reviews the terms of the prepetition liabilities.

Liquidity and Capital Resources

      As of December 31, 2002, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of December 31, 2002.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the assets and liabilities by their nature are more subject to estimates and assumptions. For the Company, the amount of the net deferred tax asset balance reported on the Company's Consolidated Balance Sheets is based on management's most recent estimated value of the investment in real estate in excess of the related tax basis. Such estimate changed in the quarter ended December 31, 2002, and could change again in the future based on the occurrence of one or more future events. See "Note H
- Federal Income Taxes" for further information as to the change.

      The Company's liability for accrued medical insurance premiums was estimated using a life expectancy age of 90, an annual health cost care increase rate of approximately 5% and a discount rate of approximately 6.5%. Such estimate could change in the future based on the occurrence of one or more future events

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to potential fluctuations in operations and the fair value of certain of its assets, as well as variations in expected cash flows due to changes in market interest rates and equity prices. On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. The investments had a fair market value of $96,000 and $197,000 as of December 31 and June 30, 2002, respectively, with an adjusted cost basis of $176,000 for both periods. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding (gain) loss included, net of tax, in accumulated other comprehensive (income) loss, a component of stockholders' equity. Realized gains (losses) are reported as revenue in the Company's Consolidated Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses for other than temporary decline in value are reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14(c) and 15d - 14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the

Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

                                                   SIENA HOLDINGS, INC.
                                                       (Registrant)


Date: February 13, 2003                 By:        /S/ W. JOSEPH DRYER
                                                        President


Date: February 13, 2003                 By:       /S/ W. JOSEPH DRYER
                                               Principal Accounting Officer

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


February 13, 2003                       By /S/ JOHN P. KNEAFSEY
                                             John P. Kneafsey
                                          Chief Executive Officer

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


February 13, 2003                       By /S/ W. JOSEPH DRYER
                                             W. Joseph Dryer
                                          Chief Financial Officer