Form 10-Q
period 2003-03-31
SIENA HOLDINGS INC
filed 2003-05-14
CIK 60150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT TO 1934

For the quarterly period ended March 31, 2003

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

                                 YES |X|   NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

                                 YES ___   NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2003: Common Stock, $.10 par value -- 6,000,000 shares.

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                            Page

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets-- March 31, 2003 and June 30, 2002 ....   2
         Statements of Consolidated Operations and Comprehensive Income
              (Loss)--Quarters and Nine Months Ended
              March 31, 2003 and 2002 ......................................   3
         Statements of Consolidated Cash Flows -- Nine Months Ended
              March 31, 2003 and 2002 ......................................   4
         Notes to Consolidated Financial Statements ........................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations..............................................  12
         Liquidity and Capital Resources....................................  15
         Critical Accounting Policies.......................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  15

Item 4.  Controls and Procedures............................................  15

                          PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities....................................  16

Item 6.  Exhibits and Reports on Form 8-K...................................  16

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                        (in thousands, except par value)

                                                             March 31, 2003    June 30, 2002
                                                             --------------    -------------
                                                                (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ..................................   $  5,332          $ 5,711
    Investments in equity securities ...........................        102              197
    Receivables ................................................         94               93
    Prepaid expenses ...........................................         71               28
                                                                   --------          -------
                                                                      5,599            6,029
                                                                   --------          -------
Long Term Assets:
    Investment in real estate ..................................      4,764            4,656
    Deferred tax assets - net ..................................         --            1,908
                                                                      4,764            6,564
                                                                   --------          -------
         Total Assets ..........................................   $ 10,363          $12,593
                                                                   ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses .......................   $    164          $   160
   Unearned income .............................................         --              125
   Deferred tax liabilities ....................................         --                7
                                                                   --------          -------
                                                                        164              292
                                                                   --------          -------
Long Term Liabilities:
    Accrued medical insurance premiums .........................        352              392
    Deferred compensation and fees .............................        491              444
                                                                   --------          -------
                                                                        843              836
                                                                   --------          -------
                                                                      1,007            1,128
                                                                   --------          -------

Stockholders' Equity:
    Preferred stock-- ($1.00 par value, 1,000 shares authorized,
        0 shares issued and outstanding) .......................         --               --
    Common stock-- ($.10 par value, 15,000 shares authorized,
        6,000 shares issued and outstanding) ...................        600              600
    Additional paid-in capital .................................     10,216           10,188
     Retained earnings (accumulated deficit) ...................     (1,385)             664
    Accumulated other comprehensive income (loss), net of tax ..        (75)              13
                                                                   --------          -------
                                                                      9,356           11,465
                                                                   --------          -------
         Total Liabilities and Stockholders' Equity ............   $ 10,363          $12,593
                                                                   ========          =======

See notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
              (in thousands, except net earnings per share amounts)

                                                                    Quarter Ended        Nine Months Ended
                                                                      March 31                March 31
                                                                -------------------     -------------------
                                                                  2003        2002        2003        2002
                                                                -------     -------     -------     -------
Revenues:
   Commissions and fees .....................................   $    94     $    60     $   247     $   190
   Interest .................................................        14          21          52          88
   Trust expense reimbursement ..............................        12          11          86          68
   Other real estate income .................................        61          --         186          --
   Gain on sale of real estate ..............................        --          36          --          36
   Other ....................................................        --          --          --           7
                                                                -------     -------     -------     -------
                                                                    181         128         571         389
                                                                -------     -------     -------     -------
Expenses:
   Personnel ................................................       119          92         314         270
   Other operating ..........................................       158          99         398         286
   Other than temporary losses on equity securities .........        --          41          --          41
                                                                -------     -------     -------     -------
                                                                    277         232         712         597
                                                                -------     -------     -------     -------
Loss from operations before federal income tax                      (96)       (104)       (141)       (208)
Federal income tax expense ..................................        --          --       1,908          --
                                                                -------     -------     -------     -------
Net loss ....................................................       (96)       (104)     (2,049)       (208)
                                                                -------     -------     -------     -------

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on equity securities:
      Unrealized holding gains (losses) arising during period         6          37         (88)         39
      Add:  reclassification adjustment for other than
                   temporary losses included in net loss ....        --          27          --          27
                                                                -------     -------     -------     -------
   Other comprehensive income (loss), net of tax ............         6          64         (88)         66
                                                                -------     -------     -------     -------
Comprehensive Loss ..........................................  $   (90)    $   (40)    $(2,137)    $  (142)
                                                                =======     =======     =======     =======

Basic loss per share:
   Net loss .................................................     (0.02)    $ (0.02)    $ (0.34)    $ (0.03)
   Average number of shares .................................     6,000       6,000       6,000       6,000

Diluted loss per share:
   Net loss .................................................     (0.02)    $ (0.02)    $ (0.34)    $ (0.03)
   Average number of shares .................................     6,000*      6,000*      6,000*      6,000*

* Potentially dilutive common shares are not included in the computation of the dilutive per share amount due to the net loss.

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                  Nine Months Ended
                                                                                       March 31
                                                                                 -------------------
                                                                                   2003       2002
                                                                                 -------    -------
Operating activities:
      Net loss ...............................................................   $(2,049)   $  (208)
      Adjustments to reconcile net loss to net cash used by operating activities:
         Federal income tax expense charged as a result of the increase in the valuation allowance attributable to pre-reorganization net
            operating loss carryforwards .....................................     1,908         --
         Federal income tax refund credited to additional paid-in-capital ....        21         --
         Other than temporary losses on equity securities ....................        --         41
         Gain on sale of real estate .........................................        --        (36)
         Compensation expense for stock options ..............................         7         12
         Decrease (increase) in current receivables and prepaid expenses .....       (44)        70
         Increase (decrease) in current accounts payable and accrued expenses          4        (14)
         Increase (decrease) in unearned income ..............................      (125)       125
         Decrease in long term accrued medical insurance premiums ............       (40)       (41)
         Increase in long term deferred compensation and fees ................        47         32
                                                                                 -------    -------
               Net cash used by operating activities .........................      (271)       (19)
                                                                                 -------    -------

Investing activities:

      Purchases of equity securities .........................................        --         (4)
      Sale of real estate ....................................................        --         36
      Increase in investment in real estate ..................................      (108)       (74)
                                                                                 -------    -------
                 Net cash used by investing activities .......................      (108)       (42)
                                                                                 -------    -------
Net decrease in cash and cash equivalents ....................................      (379)       (61)
Cash and cash equivalents at beginning of period .............................     5,711      5,914
                                                                                 -------    -------
Cash and cash equivalents at end of period ...................................   $ 5,332    $ 5,853
                                                                                 =======    =======

Cash payments for:
      Interest ...............................................................   $    --    $    --
      Federal income tax .....................................................   $    --    $    21

Changes to additional paid-in-capital:
      Compensation expense related to stock options ..........................   $     7    $    12
      Federal income tax refund ..............................................        21         --
      Other ..................................................................        --          8
                                                                                 -------    -------
              Net increase in additional paid-in-capital .....................   $    28    $    20
                                                                                 =======    =======

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                      SIENA HOLDINGS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003

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

      The Class 3 general unsecured creditors were to receive a combination of cash and new common stock as settlement of their allowed claim, pursuant to the Joint Plan. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution of $1.7 million. The total of cash distributions through March 31, 2003 was $34 million. On March 17, 2003, the Company received a signed order from the Bankruptcy Court ordering the termination of the Creditors' Trust.

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

NOTE C -- CREDITORS' TRUST

      The Joint Plan established a creditors' trust (the "Creditors' Trust") in which the Company serves as trustee. The Creditors' Trust held the non-reorganized assets of the Company in trust pending their disposition and/or distribution to the creditors in accordance with the terms of the Joint Plan. The Creditors' Trust was organized for the sole purpose of liquidating the non-reorganized assets including proceeds, if any from the LFC/LMUSA Litigation Trust. On August 30, 2002, the remaining assets of the Creditors' Trust were liquidated and contingent liabilities were reserved for, resulting in a final net distribution to trust beneficiaries of $1.7 million. The total of cash distributions through March 31, 2003 was $34 million. On March 17, 2003, the Company received a signed order from the Bankruptcy Court ordering the termination of the Creditors' Trust.

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

      The assets and liabilities of the Creditors' Trust have not been reflected in the accompanying Consolidated Balance Sheets as the Company is not the beneficiary of the Trust. Accordingly, revenues and expenses related to the Creditors' Trust assets and liabilities from April 1, 1997, through liquidation of the trust have not been reflected in the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). The allocation of costs between the Creditors' Trust and the Company was based on management's estimate of each entity's proportional share of costs. Gains and losses from the Creditors' Trust were solely for the former creditors' benefit and the Company had no risk of loss on the assets or liabilities. The amounts ultimately distributed to the former creditors were solely dependent on the success of the Company, the amounts realized from the collection of assets and settlement of liabilities for both the Creditors' Trust and the LFC/LMUSA Litigation Trust. Stockholders who were not former creditors of the Joint Debtors were not beneficiaries of the Creditors' Trust.

      The Company charged to the Creditors' Trust expenses of $12,000 and $86,000 for the quarter and nine months ended March 31, 2003, respectively, and $11,000 and $68,000 for the quarter and nine months ended March 31, 2002, respectively, reported as trust expense reimbursement on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). The expenses consisted of an overhead allocation from the Company, based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust was slightly higher for the periods ended March 31, 2003, as a result of the additional work related to the final distribution and the liquidation of the Trust. There will be no additional trust expense reimbursement income for the remainder of the fiscal year or thereafter.

NOTE D -- INVESTMENT IN REAL ESTATE

      The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2003. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2003, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial, two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On February 10, 2003, the Company completed the sale of an easement over a portion of the light industrial property for a sewer line to the city of Fairview. The Company received proceeds of $59,500 included in other real estate income in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2003. The Company shall have the right to fully use the premises covered by the easement; however, it may not erect buildings over the easement tract.

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

      Due to these various changes discussed above, management believes that it is no longer "more likely than not" that the Company will be able to realize any benefit related to the deferred tax assets, net of the existing valuation allowance as of March 31, 2003 and December 31, 2002. In the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of March 31, 2003 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company's investment in real estate was reported as $4.764 million and $4.656 million as of March 31, 2003, and June 30, 2002, respectively, on the Company's Consolidated Balance Sheets. Even though there has been a decline in the market values as described above, the real estate investment amounts carried on the Company's Consolidated Balance Sheets are not deemed to be impaired as of March 31, 2003.

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

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2003, SHM was informed that the owners of Treemont had signed an agreement to sell the property. In February 2003, the sale terminated on its own terms, however, the owners of Treemont renegotiated the contract with the same buyer in May 2003. The sales agreement has certain due diligence, financing and insurance requirements. As a result of these requirements, there can be no assurance that the sale transaction will, in fact, close.

NOTE F -- INVESTMENTS IN EQUITY SECURITIES

      Investments in equity securities are classified as available-for-sale and are held by the Company's real estate subsidiary, LLG. The fair value of the securities based on quoted market prices was $102,000 and $197,000 as of March 31, 2003 and June 30, 2002, respectively. The cost basis of the securities as of March 31, 2003 and June 30, 2002, was reported as $176,000 and $176,000, respectively. The cost basis was reduced by $41,000 during fiscal year 2002 for realized losses from other than a temporary decline in the value of the securities. Unrealized gains and losses are included, net of tax, in accumulated other comprehensive income (loss), a component of stockholders' equity as reported on the Company's Consolidated Balance Sheets. Realized gains and losses are reported in revenue on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses from other than temporary decline in value of the securities are reported as expense on the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

NOTE G -- STOCKHOLDERS' EQUITY

      As of March 31, 2003 and June 30, 2002, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 6,000,000 shares issued and outstanding. The common stock has no preemptive or other subscription rights and there are no conversion rights, redemption or sinking fund provisions with respect to such shares.

      For the nine months ended March 31, 2003, the Company recorded $7,000 in compensation expense related to stock options which increased additional paid-in-capital by $7,000. The Company also received a tax refund of $21,000 that increased additional paid-in-capital by $21,000, for a total increase to additional paid-in-capital of $28,000. The Company recorded $12,000 in compensation expense in the nine months ended March 31, 2002, related to stock options which increased additional paid-in-capital by $12,000. Other changes increased additional paid-in-capital $8,000, resulting in a total increase to additional paid-in-capital of $20,000 for the nine months ended March 31, 2002.

      The Company, as of March 31, 2003 and June 30, 2002, had 1,000,000 shares of $1.00 par value preferred stock authorized, with 0 shares issued and outstanding.

      On February 13, 2003, the Company's Board of Directors approved the formation of a special committee of independent directors to explore a going private transaction by means of a reverse stock split. The contemplated transaction is subject to a number of conditions, including the approval of the transaction by the special committee, which will consist solely of independent members of the Board, the receipt of a fairness opinion from the financial advisor to the special committee that the proposed transaction is fair from a financial point of view to the Company's stockholders, and approval by the Company's stockholders. There is no assurance that the contemplated transaction will be completed.

NOTE H -- FEDERAL INCOME TAXES

      For the quarter and nine months ended March 31, 2003, SHI and its subsidiaries reported federal income tax expense of $0 and $1.908 million, respectively, and $0 and $0 for the quarter and nine months ended March 31, 2002, respectively. The federal income tax expense for the nine months ended March 31, 2003, included $1.908 million of deferred tax expense resulting from the reestablishment of the valuation allowance for pre-reorganization deferred tax assets, as discussed below.

      Due to the various changes in the commercial real estate market and the Company's higher cost and lower revenue expectations discussed in "Note D - Investment in Real Estate", management now believes that it is not more likely than not that the Company will be able to realize the benefit of these deferred tax assets, net of the existing valuation allowance as of March 31, 2003 and December 31, 2002. In the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of March 31, 2003 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      SHI and its subsidiaries had $95 million in gross deferred tax assets as of March 31, 2003 and June 30, 2002, subject to an offsetting valuation allowance of $95 million and $93.0 million as of March 31, 2003 and June 30, 2002, respectively. Essentially all of this valuation allowance is considered to be attributable to pre-reorganization tax attributes. Accordingly, future utilization of these pre-reorganization tax attributes on a consolidated basis will result in a federal income tax benefit to the extent of the net deferred tax assets that had been previously recognized. Future utilization of these pre-reorganization tax attributes in an amount greater than the net deferred tax assets that had been previously recognized will result in direct increases to additional paid-in-capital. The Company reported gross deferred tax liabilities of $0 and $7,000 as of March 31, 2003 and June 30, 2002, respectively. Refer to the "Federal Income Taxes" footnote as reported in the annual report on Form 10-K for the year ended June 30, 2002, for more information.

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

NOTE I -- LOSS PER SHARE

      Losses per common share were determined using the weighted average shares issued. The effects of outstanding options are not included in the calculation of diluted loss per common share as they are anti-dilutive. Therefore, the effect of the 6,106,000 and 6,131,000 options for the quarter and nine months ended March 31, 2003, respectively, and 6,144,000 and 6,132,000 options for the quarter and nine months ended March 31, 2002, respectively, are not included in the calculation of diluted loss per common share.

NOTE J -- RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation arrangements in each period presented, and provides for a specific tabular format of the pro forma disclosures required by SFAS No. 123. The Company adopted SFAS No. 148 in the third quarter of fiscal year ended June 30, 2003. The Company accounts for its stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretation as allowed by SFAS No. 123 and SFAS No. 148. There is no impact on the quarter ended March 31, 2003, because there were no new options granted during the quarter and the existing options were fully vested by December 31, 2002. The following table illustrates the effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period presented (in thousands):

                                                             Quarter Ended             Nine Months Ended
                                                                March 31                    March 31
                                                         -------------------        ----------------------
                                                          2003         2002            2003          2002
                                                         ------       ------        --------        ------
Net loss, as reported .............................      $   (96)     $  (104)      $(2,049)        $  (208)
Deduct stock-based employee compensation expense
    included in reported net loss, net of tax .....           --            4             7              12
Add total stock-based employee compensation
    expense  determined  under fair-value-based
    method for all rewards, net of tax ............           --          (27)          (45)            (81)
                                                         -------      -------       -------         -------
Pro forma net loss ................................      $   (96)     $  (127)      $(2,087)        $  (277)
                                                         =======      =======       =======         =======
Loss, Per Share
Basic loss, per share as reported .................      $(0.02)      $ (0.02)      $ (0.34)        $ (0.03)
                                                         -------      -------       -------         -------
Basic loss, per share pro forma ...................      $(0.02)      $ (0.02)      $ (0.35)        $ (0.05)
                                                         -------      -------       -------         -------
Diluted loss, per share as reported ...............      $(0.02)      $ (0.02)      $ (0.34)        $ (0.03)
                                                         -------      -------       -------         -------
Diluted loss, per share pro forma .................      $(0.02)      $ (0.02)      $ (0.35)        $ (0.05)
                                                         =======      =======       =======         =======

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

      The following table summarizes the Company's identifiable assets by segment as of March 31, 2003 and June 30, 2002 (in thousands):

                            (table on following page)

                                                                      March 31, 2003     June 30, 2002
                                                                      --------------     -------------
Identifiable assets:
     Assisted care facility management (including receivable from .         $    562          $    449
         Parent company eliminated in consolidation)
     Real estate ..................................................            6,772             6,798
                                                                            --------          --------
                                                                               7,334             7,247
                                                                            --------          --------
     Reconciling items:
        Corporate cash, receivables and prepaid expenses (including            3,412             3,768
            receivable from subsidiary eliminated in consolidation)
       Deferred tax assets--net ...................................               --             1,908
        Elimination of intercompany receivables ...................             (383)             (330)
                                                                            --------          --------
Total assets per Consolidated Balance Sheet .......................         $ 10,363          $ 12,593
                                                                            ========          ========

The following table summarizes the Company's segment data of operations for the quarters and nine months ended March 31, 2003 and 2002 (in thousands):

                                                     Quarter Ended         Nine Months Ended
                                                        March 31                March 31
                                                   -----------------       -----------------
                                                    2003        2002        2003       2002
Revenues:
   Assisted care management .................      $  94       $  60        247       $ 190
   Real estate ..............................         65          43        203          65
                                                   -----       -----       ----       -----
                                                     159         103        450         255
                                                   -----       -----       ----       -----

   Reconciling items:
      Corporate interest income .............         10          14         35          59
      Trust expense reimbursement ...........         12          11         86          68
      Other corporate revenue ...............         --          --         --           7
                                                   -----       -----       ----       -----
                                                      22          25        121         134
                                                   -----       -----       ----       -----
Total revenues per Statements of Consolidated

                                                   -----       -----       ----       -----
   Operations and Comprehensive Income (Loss)      $ 181       $ 128        571       $ 389
                                                   =====       =====       ====       =====

Operating income:
   Assisted care management .................      $  60       $  34        164       $ 112
   Real estate ..............................         63           1        197          20
                                                   -----       -----       ----       -----
                                                     123          35        361         132
                                                   -----       -----       ----       -----

   Reconciling items:
       Corporate interest income ............         10          14         35          59
       Trust expense reimbursement ..........         12          11         86          68
      Unallocated corporate expenses ........       (241)       (164)      (623)       (474)
      Other .................................         --          --         --           7
                                                   -----       -----       ----       -----
                                                    (219)       (139)      (502)       (340)
                                                   -----       -----       ----       -----

Loss from operations before federal income
   tax expense per Statements of Consolidated
   Operations and Comprehensive Income (Loss)      $ (96)      $(104)      (141)      $(208)
                                                   =====       =====       ====       =====

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

      The operating results of the Company during the quarters and nine months ended March 31, 2003 and 2002, were as follows (in thousands):

                                                      Quarter Ended          Nine Months Ended
                                                         March 31                 March 31
                                                    -----------------       -------------------
                                                     2003        2002         2003        2002
                                                    -----       -----       -------      ------
Operating income:
   Assisted care management ..................      $  60       $  34       $   164       $ 112
   Real estate ...............................         63           1           197          20
                                                    -----       -----       -------       -----
                                                      123          35           361         132
                                                    -----       -----       -------       -----

Other income and expenses:
    Interest income ..........................         10          14            35          59
    Trust expense reimbursement income .......         12          11            86          68
   Unallocated corporate expenses ............       (241)       (164)         (623)       (474)
   Other .....................................         --          --            --           7
                                                    -----       -----       -------       -----
                                                     (219)       (139)         (502)       (340)
                                                    -----       -----       -------       -----

Loss from operations before federal income tax        (96)       (104)         (141)       (208)
Federal income tax expense ...................         --          --         1,908          --
                                                    -----       -----       -------       -----
      Net loss ...............................      $ (96)      $(104)      $(2,049)      $(208)
                                                    =====       =====       =======       =====

      Assisted Care Management. The Company's operating income of the assisted care management operations for the quarter and nine months ended March 31, 2003 was approximately $26,000 and $52,000, respectively, higher than the same periods in the prior year. SHM manages and maintains an assisted care facility in Houston, Texas under a management agreement into which it entered on June 27, 1977 with Treemont, Inc. ("Treemont"). Under this agreement, SHM receives a fee based on gross revenues and a defined net income of Treemont. Refer to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002, for more information on the Company's assisted care business and management contract. The management fee received by Siena Housing Management, Inc. ("SHM"), a wholly-owned subsidiary of the Company, was higher in the quarter and nine months ended March 31, 2003, than in the same periods in the prior year by approximately $34,000 and $57,000, respectively, primarily as a result of lower debt payments (which are included in the defined net income calculation) offset by higher insurance expense reported by Treemont.

      On January 4, 2001, the Company agreed to the First Amendment to Management Agreement (the "First Amendment") with Treemont which specifies the terms for a potential sale of the Treemont facility. SHM consented that the owners of Treemont may sell the facility with absolute discretion and terminate the Management Agreement in exchange for a graduated percentage of the net proceeds (as defined) from the sale of the facility. If a sale transaction is ultimately concluded, SHM shall not be obligated to terminate the Management Agreement if SHM does not receive at least $2 million as its share of the proceeds. The owners of Treemont agreed to provide written notice of the commencement of any negotiations. During the second quarter of fiscal year 2002, SHM was notified of the commencement of negotiations by the Treemont owners with a prospective buyer. In the first quarter of fiscal year 2002, SHM was informed that the owners of Treemont had signed an agreement to sell the property. In February 2003, the sale terminated on its own terms, however, the owners of Treemont renegotiated the contract with the same buyer in May 2003. The sales agreement has certain due diligence, financing and insurance requirements. As a result of these requirements, there can be no assurance that the sale transaction will, in fact, close.

      Real Estate. The Company's investment in real estate, owned by LLG, consists of 162.1 acres (approximately 138.0 acres net of flood plain) of unimproved land in Allen, Texas (the "Allen property") as of March 31, 2003. The southern boundary of the Allen property is the Exchange Parkway, which provides access to the property from Central Expressway on the west and from Highway 5 on the east. As of March 31, 2003, the Allen property included five tracts of land: one tract of approximately 31.9 net acres zoned multi-family, one tract of approximately 77.2 net acres zoned light industrial (formerly single-family), two tracts of approximately 24.2 net acres zoned commercial and one tract of 4.6 net acres zoned residential. With a continuing view towards maximizing shareholder value, management is attempting to have the one residential tract re-zoned as commercial.

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

      On February 10, 2003, the Company completed the sale of an easement over a portion of the light industrial property for a sewer line to the City of Fairview. The Company received proceeds of $59,500 included in other real estate income in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2003. The Company shall have the right to fully use the premises covered by the easement; however, it may not erect buildings over the easement tract.

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

      Due to these various changes discussed above, management believes that it is no longer "more likely than not" that the Company will be able to realize any benefit related to the deferred tax assets, net of the existing valuation allowance as of March 31, 2003 and December 31, 2002. In the quarter ended December 31, 2002, the Company reestablished the valuation allowance for pre-reorganization deferred tax assets by charging deferred federal income tax expense in the amount of $1.908 million, which eliminated the net deferred tax asset balance included in the Company's Consolidated Balance Sheet. As of March 31, 2003 and June 30, 2002, the Company reported a net deferred tax asset balance of $0 and $1.908 million, respectively, included in long term assets on the Company's Consolidated Balance Sheets.

      Real estate is carried at the fresh-start reporting value as of March 31, 1997, adjusted for improvements capitalized in accordance with the Company's capitalization policy. The Company's investment in real estate was reported as $4.764 million and $4.656 million as of March 31, 2003, and June 30, 2002, respectively, on the Company's Consolidated Balance Sheets. Even though there has been a decline in the market values as described above, the real estate investment amounts carried on the Company's Consolidated Balance Sheets are not deemed to be impaired as of March 31, 2003.

      The real estate operating results for the third quarter in fiscal year 2003 were higher than the same quarter in fiscal year 2002 as a result of other real estate income recognized from the easement sale. The operating results for the nine months ended March 31, 2003, were higher than the nine months ended March 31, 2002, due to the recognition of $125,000 as other real estate income in August 2002 and the easement sale in February 2003. In the nine months ended March 31, 2003, improvement costs of $108,000 related to developing the property, primarily property taxes, were capitalized in accordance with the Company's capitalization policy, as compared to $74,000 of costs that were capitalized during the nine months ended March 31, 2002. Costs related to the re-zoning, marketing and developing the property will continue, some of which may be capitalized.

      Other Income. The Company reported trust expense reimbursement income of $12,000 and $86,000 for the quarter and nine months ended March 31, 2003, respectively, as compared to $11,000 and $68,000 for the quarter and nine months ended March 31, 2002, respectively, for an overhead allocation based upon management's estimate of resources used by the Creditors' Trust. The allocation of overhead to the Creditors' Trust was slightly higher for the periods ended March 31, 2003, as a result of the additional work related to the final distribution and the liquidation of the trust. There will be no additional trust expense reimbursement income for the remainder of the fiscal year or thereafter. Interest income is slightly lower for the periods ended March 31, 2003, due to lower interest rates and a decrease in cash balances.

      Other Expenses. Unallocated corporate expenses were higher at $241,000 and $623,000 for the quarter and nine months ended March 31, 2003, respectively, as compared to $164,000 and $474,000 for the quarter and nine months ended March 31, 2002, respectively. Specifically, this increase in unallocated corporate expenses was primarily attributable to: (1) higher consulting and legal fees of $66,000 for the quarter primarily related to the proposed going private transaction by means of a reverse stock split; (2) officer's contracts were extended in December 2002 with increased compensation of $23,000 year to date;
(3) insurance premiums renewed in October 2002 have increased quarterly insurance expense by $11,000 over the prior year; (4) incentive bonuses totaling $18,000 paid in the first and third quarters of fiscal 2003 to directors and officers pursuant to existing compensation plans; and (5) directors' fees were $10,000 higher due to two additional meetings held this fiscal year. Additionally, shareholder and public reporting expenses, other consulting and accounting fees were slightly higher, offset by reduced franchise tax expense. Unfortunately, a major factor in this increase of unallocated corporate expenses is directly related to the newly mandated Securities and Exchange Commission (the "SEC") requirements for public corporations, which will have a significant and noticeable unintended impact on smaller companies such as SHI. As reported, the Company has experienced and expects that it will continue to experience increased premiums for liability insurance and increased expenses for shareholder and public reporting , legal and auditing matters.

      Federal Income Tax Expense. For the quarter and nine months ended March 31, 2003, SHI and its subsidiaries reported federal income tax expense of $0 and $1.908 million, respectively, and $0 and $0 for the quarter and nine months ended March 31, 2002, respectively. The federal income tax expense for the nine months ended March 31, 2003, included $1.908 million of deferred tax expense resulting from the reestablishment of the valuation allowance for pre-reorganization deferred tax assets. See "Note H - Federal Income Taxes" for further information.

      Accrued Medical Insurance Premiums. In connection with the reorganization in March 1997, the Company agreed to assume the pre-petition liability to provide certain employees of a former subsidiary and their spouses with medical insurance. The total amount of the liability was estimated using a life expectancy age of 90, an annual health care cost increase rate of approximately 5% and a discount rate of approximately 6.5%. As of March 31, 2003 and June 30, 2002, the Company had an accrued liability established for payments to be made to 27 people to be used toward the payment of insurance. As of March 31, 2003 and June 30, 2002, the current portion of the accrual for medical insurance premiums is $120,000 and $81,000, respectively, and the long term liability amount, included in long term liabilities on the Company's Consolidated Balance Sheets, is $352,000 and $392,000, respectively. Most of the medical insurance premium payments have not been made since December 2001, but are included in current liabilities on the Company's Consolidated Balance Sheets, while the Company obtains and reviews the terms of the prepetition liabilities.

      Proposed Reverse Stock Split. On February 13, 2003, the Company's Board of Directors approved the formation of a special committee of independent directors to explore a going private transaction by means of a reverse stock split. The contemplated transaction is subject to a number of conditions, including the approval of the transaction by the special committee, which will consist solely of independent members of the Board, the receipt of a fairness opinion from the financial advisor to the special committee that the proposed transaction is fair from a financial point of view to the Company's stockholders, and approval by the Company's stockholders. There is no assurance that the contemplated transaction will be completed.

Liquidity and Capital Resources

      As of March 31, 2003, the only liabilities of the Company were accounts payable and accrued expenses which will be paid from current operating cash available as of March 31, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to potential fluctuations in operations and the fair value of certain of its assets, as well as variations in expected cash flows due to changes in market interest rates and equity prices. On December 15, 2000, the Company's board of directors authorized the use of up to 20% of the Company's cash for the investment in equity securities, with no more than 50% invested in any one company. The investment in equity securities exposes the Company to general market risks. The investments had a fair market value of $102,000 and $197,000 as of March 31, 2003 and June 30, 2002, respectively, with an adjusted cost basis of $176,000 for both periods. The securities are classified as available-for-sale and reported on the Company's Consolidated Balance Sheets at fair market value with the unrealized holding (gain) loss included, net of tax, in accumulated other comprehensive (income) loss, a component of stockholders' equity. Realized gains (losses) are reported as revenue in the Company's Consolidated Statements of Consolidated Operations and Comprehensive Income (Loss). Realized losses for other than temporary decline in value are reported in the Company's Statements of Consolidated Operations and Comprehensive Income (Loss).

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

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

          Exhibit
          Number
          ------
          (99.1) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (99.2) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

            On February 11, 2003, the Company filed with the SEC a current report on Form 8-K relating to the termination of a sale agreement of the assisted care facility in Houston, Texas that is managed by Siena Housing Management Corp., which is discussed in further detail in the "Note E - Assisted Care Facility Management" footnote in this report.

            On February 11, 2003, the Company filed with the SEC a current report on Form 8-K relating to the sale of an easement, which is discussed in further detail in the "Note D - Investment in Real Estate" footnote in this report.

            On February 13, 2003, the Company filed with the SEC a current report on Form 8-K indicating the formation of a special committee of independent directors to explore a going private transaction by means of a reverse stock split, which is discussed in further detail in the "Note G - Stockholders' Equity" footnote in this report.

            On March 17, 2003, the Company filed with the SEC a current report on Form 8-K relating to the termination of the LFC Creditors' Trust, which is discussed in further detail in the "Note C - Creditors' Trust" footnote in this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SIENA HOLDINGS, INC.
                                                             (Registrant)


Date: May 12, 2003                                By:   /S/ W. JOSEPH DRYER
                                                               President


Date: May 12, 2003                                By:   /S/ W. JOSEPH DRYER
                                                   Principal Accounting Officer

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


May 12, 2003                                  By    /S/  JOHN P.  KNEAFSEY
                                                          John P. Kneafsey
                                                       Chief Executive Officer

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


May 12, 2003                                   By  /S/    W. JOSEPH DRYER
                                                           W. Joseph Dryer
                                                       Chief Financial Officer